Form 10-Q
period 2019-09-30
SPAR GROUP INC
filed 2019-11-14
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2019.

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on September 30, 2018, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $7.4 million.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SGRP	Nasdaq

The number of shares of the Registrant's Common Stock outstanding as of November 13, 2019, was 21,093,762 shares.

SPAR Group, Inc.

Index

PART I:	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited), and December 31, 2018	2

	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2019 and 2018	3

	Condensed Consolidated Statement of Equity (Unaudited) for the three and nine months ended September 30, 2019 and 2018	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4	Controls and Procedures	41

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings	42

Item 1A	Risk Factors	46

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3	Defaults Upon Senior Securities	46

Item 4	Mine Safety Disclosures	46

Item 5	Other Information	46

Item 6	Exhibits	47

SIGNATURES		48

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,372	$7,111
Accounts receivable, net	57,186	46,142
Prepaid expenses and other current assets	3,382	1,879
Total current assets	67,940	55,132
Property and equipment, net	3,122	2,950
Operating lease right-of-use assets	4,288	-
Goodwill	3,779	3,788
Intangible assets, net	2,925	3,332
Deferred income taxes	2,675	2,568
Other assets	2,365	1,325
Total assets	$87,094	$69,095
Liabilities and equity
Current liabilities:
Accounts payable	$11,524	$8,668
Accrued expenses and other current liabilities	22,270	18,168
Due to affiliates	4,924	4,645
Customer incentives and deposits	908	620
Lines of credit and short-term loans	11,352	10,414
Current portion of operating lease liabilities	361	-
Total current liabilities	51,339	42,515
Operating lease liabilities, less current portion	3,927	-
Long-term debt and other liabilities	1,634	1,806
Total liabilities	56,900	44,321
Commitments and contingencies – See Note 8
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares – None – September 30, 2019, and December 31, 2018	-	-
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 21,093,762 – September 30, 2019, and 20,784,483 – December 31, 2018	210	208
Treasury stock, at cost 1,697 shares – September 30, 2019, and 7,895 shares – December 31, 2018	(15)	(8)
Additional paid-in capital	16,448	16,304
Accumulated other comprehensive loss	(4,006)	(3,638)
Retained earnings	6,459	3,432
Total SPAR Group, Inc. equity	19,096	16,298
Non-controlling interest	11,098	8,476
Total equity	30,194	24,774
Total liabilities and equity	$87,094	$69,095

See accompanying notes.

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net revenues	$66,440	$58,388	$191,823	$172,191
Cost of revenues	53,929	46,546	154,614	140,154
Gross profit	12,511	11,842	37,209	32,037
Selling, general and administrative expense	8,940	8,996	26,639	26,650
Settlement and other charges	-	-	-	1,975
Depreciation and amortization	524	522	1,563	1,595
Operating income	3,047	2,324	9,007	1,817
Interest expense	216	333	605	886
Other income, net	(11)	(109)	(268)	(413)
Income before income tax expense	2,842	2,100	8,670	1,344

Income tax expense	760	419	2,745	335
Net income	2,082	1,681	5,925	1,009
Net (income) attributable to non-controlling interest	(1,175)	(1,060)	(2,880)	(2,027)
Net income (loss) attributable to SPAR Group, Inc.	$907	$621	$3,045	$(1,018)
Basic and diluted income (loss) per common share:	$0.04	$0.03	$0.15	$(0.05)
Weighted average common shares – basic	20,975	20,654	20,856	20,650
Weighted average common shares – diluted	21,061	21,320	21,096	20,650

Net income	$2,082	$1,681	$5,925	$1,009
Other comprehensive loss:
Foreign currency translation adjustments	(811)	(2,782)	(644)	(3,462)
Comprehensive income (loss)	1,271	(1,101)	5,281	(2,453)
Comprehensive (income) loss attributable to non-controlling interest	(815)	269	(2,623)	(393)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$456	$(832)	$2,658	$(2,846)

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock			Treasury Stock		Additional	Accumulated Other		Non-
	Shares		Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2019	20,785		$208	8	$(8)	$16,304	$(3,638)	$3,432	$8,476	$24,774

Share-based compensation	–		–	–	–	49	–	–	–	49
Other comprehensive income (loss)	–		–	–	–	–	98	(18)	28	108
Net income	–		–	–	–	–	–	615	421	1,036
Balance at March 31, 2019	20,785		$208	8	$(8)	$16,353	$(3,540)	$4,029	$8,925	$25,967
Share-based compensation	–		–	–	–	51	–	–	–	51
Exercise of stock options	65		1	(6)	(7)	6	–	–	–	–
Other comprehensive income (loss)	–		–	–	–	–	(16)	–	75	59
Net income	–		–	–	–	–	–	1,523	1,284	2,807
Balance at June 30, 2019	20,850		$209	2	$(15)	$16,410	$(3,556)	$5,552	$10,284	$28,884
Share-based compensation		-	-	-	-	65	-	-	-	65
Exercise of stock options	244		1	-	-	(27)	-	-	-	(26)
Other comprehensive (loss)	-		-	-	-	-	(450)	-	(361)	(811)
Net income	-		-	-	-	-	-	907	1,175	2,082
Balance at September 30, 2019	21,094		$210	2	$(15)	$16,448	$(4,006)	$6,459	$11,098	$30,194

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited continued)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2018	20,681	$207	104	$(115)	$16,271	$(1,690)	$4,977	$5,905	$25,555

Share-based compensation	–	–	–	–	49	–	–	–	49
Exercise of stock options	–	–	(71)	79	(79)	–	–	–	–
Distribution to non-controlling investors	–	–	–	–	–	–	–	(463)	(463)
Non-controlling interest related to Resource Plus acquisition	–	–	–	–	–	–	–	3,023	3,023
Other comprehensive (loss)	–	–	–	–	–	–	–	(30)	(30)
Net income	–	–	–	–	–	–	124	301	425
Balance at March 31, 2018	20,681	$207	33	$(36)	$16,241	$(1,690)	$5,101	$8,736	$28,559
Share-based compensation	–	–	–	–	15	–	–	–	15
Re-issue treasury shares – RSU's	–	–	(3)	3	(3)	–	–	–	–
Non-controlling interest related to Resource Plus acquisition	–	–	–	–	–	–	–	(375)	(375)
Other changes	–	–	–	–	–	–	(13)	12	(1)
Other comprehensive (loss)	–	–	–	–	–	(375)	–	(275)	(650)
Net income (loss)	–	–	–	–	–	–	(1,763)	666	(1,097)
Balance at June 30, 2018	20,681	$207	30	$(33)	$16,253	$(2,065)	$3,325	$8,764	$26,451
Share-based compensation	–	–	–	–	75	–	–	–	75
Exercise of stock options	–	1	(4)	–	(53)	–	–	–	(52)
Re-issue treasury shares – RSU's	–	–	(3)	7	–	–	–	–	7
Non-controlling interest related to Resource Plus acquisition	–	–	–	–	–	–	–	–	–
Other changes	–	–	–	–	–	–	–	–	–
Other comprehensive (loss)	–	–	–	–	–	(1,453)	–	(1,329)	(2,782)
Net income	–	–	–	–	–	–	621	1,060	1,681
Balance at September 30, 2018	20,681	$208	23	$(26)	$16,275	$(3,518)	$3,946	$8,495	$25,380

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$5,925	$1,009
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,563	1,595
Amortization of operating lease assets	1,553	-
Bad debt expense, net of recoveries	278	105
Share based compensation	165	139
Changes in operating assets and liabilities:
Accounts receivable	(11,247)	(7,850)
Prepaid expenses and other assets	(2,610)	(154)
Accounts payable	2,748	2,094
Operating lease liabilities	(1,553)	-
Accrued expenses, other current liabilities and customer incentives and deposits	4,750	835
Net cash provided by (used in) operating activities	1,572	(2,227)

Investing activities
Purchases of property and equipment and capitalized software	(1,378)	(1,340)
Purchase of Resource Plus subsidiary, net of cash acquired	-	767
Net cash used in investing activities	(1,378)	(573)

Financing activities
Net borrowing on lines of credit	10,372	4,894
Payments from stock options exercised	-	(52)
Payoff of bank line of credit	(9,598)	-
Payments on term debt	(71)	-
Payments on capital lease obligations	(89)	(55)
Distribution to non-controlling investors	-	(463)
Net cash provided by financing activities	614	4,324

Effect of foreign exchange rate changes on cash	(547)	(3,363)
Net change in cash and cash equivalents	261	(1,839)
Cash and cash equivalents at beginning of year	7,111	8,827
Cash and cash equivalents at end of period	$7,372	$6,988

Supplemental disclosure of cash flows information:
Interest paid	$375	$694
Income taxes paid	$541	$259

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited, interim condensed consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the third quarter ended September 30, 2019 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2018, has been prepared from the Company's audited consolidated balance sheet as of such date. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the "SEC") on April 24, 2019 (the "2018 Annual Report"), and SGRP's Proxy Statement for its 2019 Annual Meeting of Stockholders as filed with the SEC on April 29, 2019 (and Additional Definitive Materials filed with the SEC on May 3, 2019, collectively the "2019 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2018 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2019 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year. Except for the change noted below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements. The Company adopted ASC 842 on January 1, 2019. As a result, the Company changed its accounting policy for accounting for leases as detailed in Notes 10 and 11.

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

As of September 30, 2019, the Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which has provided services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$907	$621	$3,045	$(1,018)

Denominator:
Weighted average shares used in basic net income per share calculation	20,975	20,654	20,856	20,650

Weighted average shares used in diluted net income per share calculation	21,061	21,320	21,096	20,650

Basic and diluted net income (loss) per common share	$0.04	$0.03	$0.15	$(0.05)

4.	Credit Facilities and Other Debt

Domestic Credit Facilities

North Mill Capital Credit Facility

On April 10, 2019, the Company repaid and replaced its 2018 credit facility with PNC Bank, National Association ("PNC"), with a new secured revolving credit facility in the United States and Canada (the "NM Credit Facility") with North Mill Capital, LLC ("NM").

In order to obtain, document and govern the NM Credit Facility: SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force ("SMF"), Inc., and SPAR Canada Company ("SCC") (each, an "NM Borrower" and collectively, the "NM Borrowers"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors"), entered into eighteen (18) month individual Loan and Security Agreements with NM dated as of April 10, 2019 (the "NM Loan Agreements"), which governs the obligations of the NM Loan Parties to NM and secures them with pledges of substantially all of the assets of the NM Loan Parties (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets); the SMF Borrower issued its $12.5 million Revolving Credit Master Promissory Note to NM dated April 10, 2019, and the SCC Borrower issued its $2.5 million Revolving Credit Master Promissory Note to NM dated April 10, 2019 (the "NM Notes"), which evidences the NM Borrowers' loans and other obligations to NM; the NM Guarantors entered into a Guaranty Agreement with NM dated as of April 10, 2019 (the "NM Guaranty"), which guaranties the NM Borrowers' loans and other obligations to NM.

On April 10, 2019, the Company drew down an initial advance under the NM Credit Facility of approximately $9.8 million, which was used to repay the Company's existing credit facility with PNC.

The NM Note currently requires the NM Borrowers to pay interest on the loans thereunder equal to (A) Prime Rate designated by Wells Fargo Bank, plus (B) one hundred twenty five basis points (1.25%). In addition, the Company is paying a fee to NM of $180,000 payable at $10,000 per month over the term of the agreement.  The Company utilized a broker to assist in this financing and has paid a fee of $120,000 for their services. On September 30, 2019, the aggregate interest rate under that formula was 6.75% per annum, and the outstanding loan balance was $10.2 million. Outstanding amounts are classified as short-term debt.

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

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including, maintaining a positive trailing EBITDA for each Borrower and limits on capital expenditures and other investments. The Company was in compliance of such covenants as of September 30, 2019.

PNC Credit Facility

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

On April 10, 2019, the Company repaid and replaced its 2018 credit facility with PNC Bank, National Association with the NM Credit Facility.

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

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of September 30, 2019, there was no outstanding balance. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined in the agreement) per annum, plus (B) two hundred fifty basis points (2.50%). On September 30, 2019, the aggregate interest rate under that formula was 5.23% per annum.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Other Debt

Effective with the closing of the Resource Plus acquisition, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts. The total balance owed at September 30, 2019 was approximately $2.0 million.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $540,000 USD (based upon the exchange rate at September 30, 2019). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of September 30, 2019 was $380,000 (Australian) or $257,000 USD and is due on demand.

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Bank for 5.0 million Mexican Pesos or approximately $253,000 USD (based upon the exchange rate at September 30, 2019). The revolving line of credit was secured on March 15, 2016, and originally expired March 2018. The facility has been amended to extend the terms to April 2020. The variable interest rate is TIIE (Interbank Interest Rate) +4%, which resulted in an annual interest rate of 12.5% as of September 30, 2019. The outstanding balance as of September 30, 2019 was $5,000,000 million Pesos or approximately $253,000 USD (based upon the exchange rate at September 30, 2019).

On May 29, 2018, SPAR Brazil established a line of credit facility with Banco Bradesco for 1.2 million Brazilian Real or approximately $289,000 USD (based upon the exchange rate at September 30, 2019). The facility provides for borrowing with no formal guarantees. The agreement expires on November 29, 2019. The outstanding balance at September 30, 2019, was approximately 23,000 Brazilian Real or approximately $6,000 USD.

On October 5, 2018 SPAR Brazil secured a line of credit facility with Branco Bradesco for approximately 3.5 million Brazilian Real or approximately $849,000 USD (based upon the exchange rate at September 30, 2019). The outstanding balance as of September 30, 2019 was approximately 902,000 Brazilian Real or approximately $217,000 USD. The note is due December 19, 2019, with varying monthly payments.

On October 5, 2018 SPAR Brazil secured a line of credit facility with Branco Santander for approximately 381,000 Brazilian Real or approximately $92,000 USD (based upon the exchange rate at September 30, 2019). The outstanding balance as of September 30, 2019 was approximately 229,000 Brazilian Real or approximately $55,000 USD. This note is due September 30, 2020.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	Interest Rate
	as of
	September 30, 2019	2019	2020	2021	2022	2023	2024
Brazil – Bradesco	12.0% - 20.0%	$ 223	$ -	$ -	$ -	$ -	$ -
Brazil - Santander	16.52%	55	-	-	-	-	-
USA – North Mill Capital	6.75%	10,231	-	-	-	-	-
USA – Fifth Third Bank	5.23%	-	-	-	-	-	-
USA – Resource Plus Seller Notes	1.85%	333	334	300	300	700	-
Australia - National Australia Bank	6.56%	257	-	-	-	-	-
Mexico – BBVA Bancomer Bank	12.5%	253	-	-	-	-	-
Total		$ 11,352	$ 334	$ 300	$ 300	$ 700	$ –

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	September 30,	December 31,
	2019	2018
Unused Availability:
United States / Canada	$5,411	$4,253
Australia	284	238
Brazil	283	304
Mexico	-	102
Total Unused Availability	$5,978	$4,897

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

Domestic Related Party Services:

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by Robert G. Brown and prior to December 2018 was owned by William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Infotech is an affiliate because it is owned principally by Robert G. Brown.  Mr. Brown and Mr. Bartels are the Majority Stockholders (see below), members of a 13D control group and founders of SGRP, Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired), and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP.  Mr. Brown and Mr. Bartels also have been and are stockholders, directors and executive officers of various other affiliates of SGRP. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies – Legal Matters, below.  See also SBS Bankruptcy and Settlement and Infotech Litigation and Settlement, below.

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

SBS provided substantially all of the Field Specialist services in the U.S.A. to the Company from January 1 through July 27, 2018, and an independent vendor and licensee provided them for the balance of 2018. The Company paid $13.3 million during the nine months ended September 30, 2018, to SBS for its provision as needed of the services of approximately 4,500 of SBS's available Field Specialists in the U.S.A. (which amounted to approximately 43% of the Company's total domestic Field Specialist service expense for the nine months ended September 30, 2018).

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

Due to (among other things) the Clothier Determination (as defined below) and the ongoing proceedings against SBS (which could have had a material adverse effect on SBS's ability to provide future services needed by the Company), SBS' continued higher charges and expense reimbursement disputes, and the Company's identification of an experienced independent third party company (the "Independent Field Vendor") who would provide comparable services on substantially better terms, the Company terminated the services of SBS effective July 27, 2018, and the Company has engaged that Independent Field Vendor to replace those field services previously provided by SBS (other than in California).  The Company similarly terminated SAS and has engaged another independent third party company on substantially better terms to replace those administrative services formerly provided by SAS, effective August 1, 2018 (the "Independent Field Administrator").

Even though the Company believes it had paid SBS for all services provided through July 27, 2018, the Company received notice that there may not have been sufficient funds in SBS' bank accounts to honor all payments SBS had made by check to their Field Specialists.  Based on this notice, the Company withheld approximately $112,000 of final mark-up compensation due SBS and had made payments, on a daily basis, into the SBS bank account designated for Field Specialist payments to ensure all SBS Field Specialists that had provided services to the Company were properly compensated for those services.  The $112,000 had been completely exhausted and the Company was required to fund an additional $13,000 to cover these duplicate Field Specialist payments.  See SBS Bankruptcy and Settlement, below.

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

SAS provided substantially all of the Field Administrators in the U.S.A. to the Company from January 1 through September 30, 2018.  The Company paid $2.7 million to SAS for its provision of its 57 full-time regional and district administrators (which amounted to approximately 91% of the Company's total domestic field administrative service cost for the nine month period ended September 30, 2018.

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

On May 7, 2018, the Company gave a termination notice to SAS specifying July 31, 2018, as the end of the Service Term under (and as defined in) SAS Agreement signed in 2016.  The Company has reached a non-exclusive agreement with an independent third party vendor to provide substantially all of the domestic Independent Field Administrators used by the Company.  The Company transitioned to such new vendor during July 2018, and it was virtually unnoticeable to the Company's clients.

Although SAS has not provided or been authorized to perform any services to the Company after their terminations described above effective on or before July 31, 2018, SAS has apparently continued to operate and claim that the Company owes them for all of their post-termination expenses for the foreseeable future.  For the period from August, 2018 through September 30, 2019, SAS has invoiced the Company over $200,000.  All such invoices have been rejected by the Company.  The Company has determined that it is not obligated to reimburse any such post-termination expense (other than for potentially reimbursing SAS for mutually approved reasonable short term ordinary course transition expenses in previously allowed categories needed by SAS to wind down its business, if any), and that such a payment would be an impermissible gift to a related party under applicable law, which determinations have been supported by SGRP's Audit Committee.  See SAS Settlement Discussions and Arbitration, below.

The Company expects that SBS and SAS may use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of their post-termination expense, including repeated litigation. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters and See also SBS Bankruptcy and Settlement and SAS Settlement Discussions and Arbitration, below.

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

Infotech sued the Company in New York seeking reimbursement for approximately $190,000 respecting alleged lost tax benefits and other expenses it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and previously denied on multiple occasions by both management and SGRP's Audit Committee, whose approval was required because Infotech is a related party. Infotech also threatened to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech, for which the Company vigorously denies liability. See Infotech Litigation and Settlement, below.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Peter W. Brown was appointed as a Director on the SGRP Board as of May 3, 2018, replacing Mr. Robert G. Brown upon his retirement from the Board and Company at that date.  He is not considered independent because Peter Brown an affiliate and related party in respect of SGRP and was proposed by Mr. Robert G. Brown to represent the Brown family interests.  He worked for and is a stockholder of SAS (see above) and certain of its affiliates, he is the nephew of Mr. Robert G. Brown (a current significant stockholder of SGRP, a member of a 13D control group and SGRP's former Chairman and director), he is a director of SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation and SGRP subsidiary ("SPAR BSMT") and owns Earth Investments LLC, ("EILLC"), which owns 10% interest in the SGRP's Brazilian subsidiary.

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

Also, NMS leases office and operational space that is owned personally by Mr. Burdekin. The Lease expense is $2,000 a month, which is representative of current market rates. While there is no formal signed agreement, there is no expected change to the arrangement.

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

SBS Bankruptcy and Settlement

On November 23, 2018, SBS petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "SBS Chapter 11 Case").

Management recommended, and the Audit Committee agreed, that it would be in the best interest of all stockholders to oppose SBS's proposed reorganization unless a reasonable settlement could be reached, and that any settlement should include a reasonable disposition of the SGRP Claims (as defined in the SBS Settlement Agreement) and mutual releases of all other claims.  After extensive negotiation between the SBS Parties and the SGRP Parties, the parties entered into the Compromise and Settlement Agreement dated as of July 26, 2019, and was signed and released over the succeeding weekend (the "SBS Settlement Agreement").  See Exhibit 10.1.

The SBS Settlement Agreement provides for a mutual release of all claims (including the SBS Claims and the SGRP Claims, as defined therein), except for the following:

(i)        SBS will pay to the applicable SGRP Parties the SGRP Claims (before discount, $2,231,260) discounted to their pro rata share (among all creditors of the same class) of the New Value Contribution (after discount, est. $111,563) and of the Settlement Contribution in twenty-four (24) equal monthly amounts (after discount, est. $61,370), starting January 2020 and without any interest (collectively, the "Discounted Claim Payments"), as such terms are defined in the SBS Settlement Agreement.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

(ii)          SMF will pay to SBS the Proven Unpaid A/R upon its determination (as described below).

In the SBS Settlement Agreement, the parties agreed to have Rehmann Robson ("Rehmann "), a financial and accounting services firm, independently determine the Proven Unpaid A/R based on parameters set forth in the SBS Settlement Agreement.  In the SBS Settlement Agreement, the parties will accept the determination of Rehmann as final and binding, and all other claims and amounts are released. Rehmann has preliminarily determined that the Company had paid all amounts due to SBS and that the Proven Unpaid A/R equals zero. The final Rehmann report is expected by the end of November 2019.

The Company has recorded the total settlement amount of $172,933 as of September 30, 2019, and will continue to evaluate its collectability from SBS and establish reserves as appropriate.

The Company believes that the robust and comprehensive mutual releases in the SBS Settlement Agreement provide valuable relief from potential future claims and litigation by SBS respecting the Company's past involvement with SBS.  However, Robert G. Brown, president, director and indirect owner of SBS, has since the Court's approval of the SBS Settlement Agreement has continued to allege that the claims and amounts that were fully released pursuant to the SBS Settlement Agreement and approved by the bankruptcy court are due to SBS from the Company, and the Company strongly disagrees.  Since all such claims have been completely released by SBS (with Mr. Brown's approval), the Company owes nothing and will not accrue anything respecting Mr. Brown's renewed claims.

On August 6, 2019, with the support of (among others) the Clothier and Rodgers plaintiffs and the Company, the Court approved the SBS Settlement Agreement and the SBS Reorganization pursuant to the SBS Plan. See Exhibit 10.1.

Infotech Litigation and Settlement

On September 19, 2018, SGRP was served with a Summons and Complaint by SPAR InfoTech, Inc. ("Infotech"), an affiliate of SGRP that is owned principally by Robert G. Brown ("Mr. Brown") (one of the Majority Stockholders) as plaintiff commencing a case against SGRP (the "Infotech Action"). The Infotech Action sought payment from SGRP of approximately $190,000 for alleged lost tax benefits and other expenses that it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and that were previously denied on multiple occasions by both management and SGRP's Audit Committee (whose approval was required because Infotech is a related party).

In 2016, SGRP acquired SPAR Brasil Serviços de Merchandising e Tecnologia S.A. ("SPAR BSMT"), its Brazilian subsidiary, with the assistance of Mr. Brown(while he was still Chairman and an officer and director of SGRP) and his nephew, Peter W. Brown, who became an indirect 10% owner of SPAR BSMT, and later became a director of SGRP on May 3, 2018. Mr. Brown used his private company, Infotech and undisclosed foreign companies to structure the acquisition for SGRP.

Mr. Brown incurred his alleged expenses associated with the transaction through Infotech, including salary allocations for unauthorized personnel and claims for his "lost tax breaks".  Mr. Brown submitted his unauthorized and unsubstantiated "expenses" to SGRP, and SGRP's Audit Committee allowed approximately $50,000 of them (which was paid) and disallowed approximately $150,000 of them.  His claim increased to over $190,000 in the Infotech Action.  The Company vigorously denied owing any of those amounts.

In 2018, Infotech also threatened to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech (the "Romanian Claim"). Infotech gave a draft complaint to the Company in 2018. The Company also vigorously denied owing any of those obligations or amounts.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

In order to avoid the expenses of protracted litigation, SGRP's Management and the Audit Committee agreed that it would be in the best interest of all stockholders to reach a reasonable settlement of both the Infotech Action and the Romanian Claim for installment payments in reasonable amounts and mutual releases of all other related claims.  Management had offed $225,000 to settle both, but at the urging of the Board and assurances of several Board members that it would help them persuade Mr. Brown to settle, management agreed to increase the settlement offer to a total of $275,000.  After extensive negotiation between the Company and Infotech, Mr. Brown accepted the $275,000 offer and the parties entered into the Confidential Settlement Agreement and Mutual Release on October 8, 2019 (the "Infotech Settlement Agreement"), which was approved and ordered by the Court on October 30, 2019, and the Infotech Action was discontinued (dismissed) with prejudice.

The Infotech Settlement Agreement requires the Company to make payments totaling $275,000 in four installments: (i) $75,000 following Court approval (which Payment has already been made); (ii) $75,000 within 30 days following discontinuance of the Infotech Action (which was discontinued on October 30, 2019); (iii) $75,000 within 60 days following discontinuance of the Infotech Action; and (iv) $50,000 within 90 days following discontinuance of the Infotech Action.  The Company has made appropriate accruals for those installment obligations.

The Company believes that the robust and comprehensive mutual releases in the Infotech Settlement Agreement provide valuable relief from potential future claims and litigation by Infotech respecting the Company's past involvement with Infotech in the Brazilian and Romanian transactions.

SAS Settlement Discussions and Arbitration

SAS provided substantially all of the Field Administrators in the U.S.A. to the Company from July 1999 through July 31, 2018.  For the seven month period ended July 31, 2018, the Company paid $2.7 million to SAS for its provision of its 57 full-time regional and district administrators, which amounted to approximately 91% of the Company's total domestic field administrative service cost.

In addition to field administration expenses, SAS also incurred other administrative expenses related to benefit and employment tax expenses, payroll processing, rent and other similar administrative expenses but those expenses were only reimbursed to the extent approved by the Company.

On May 7, 2018, the Company gave a termination notice to SAS specifying July 31, 2018, as the end of the Service Term under (and as defined in) the restated SAS Field Administration Agreement signed in 2016 (the "SAS Agreement"). The Company transitioned to its new Independent Field Administrator (see above) during July 2018.  See Domestic Related Party Services, above.

Although SAS has not provided or been authorized to perform any services to the Company after their termination described above (effective on or before July 31, 2018), SAS has apparently continued to operate and claims that the Company owes them for all of their post-termination expenses for the foreseeable future. For the period from August 2018 through June 30, 2019, SAS has invoiced the Company over $200,000. All such invoices have been rejected by the Company. While the Company has determined that it is not obligated to reimburse any such post-termination expenses, it has, in good faith, entered into settlement discussions with SAS to resolve these matters.  Part of the settlement discussions include an offsetting recovery by the Company for cash advances it has provided to SAS to meet its insurance obligations.

Due to a shortfall in its bank accounts and its inability to pay Affinity approximately $215,000 in premium adjustments, SAS alleged that the Company had failed to pay the required Affinity premiums to SAS.  The parties agreed to have Rehmann Robson ("Rehmann "), a financial and accounting services firm, independently determine whether the Company had made all such payments to SAS.  Rehmann has determined that the Company had paid all amounts due to SAS except for $26,000.  In the process, the parties learned from Robert G. Brown that he had caused SAS to transfer approximately $200,000 to SBS from the SAS bank accounts for "SBS Affinity adjustments".  The final Rehmann report addressing other items is expected by the end of November 2019.

These advances were essential support to ensure SAS satisfied its insurance carriers premium advance requirements.  The offsetting amount due the Company is approximately $226,000.  See Affinity Insurances, below.

At this time, settlement discussions have halted and the Company is seeking resolution though arbitration as permitted under the SAS Field Administration Agreement.

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

Mr. Juan F. Medina Domenzain ("JFMD"), partner in SPAR Todopromo, leased a warehouse to SPAR Todopromo. The lease expires on December 31, 2020.

SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT" is owned 51% by the Company, 39% by JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by Earth Investments, LLC, a Nevada limited liability company ("EILLC").

JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil company pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party in respect of the Company. EILLC is owned by Mr. Peter W. Brown, a citizen and resident of the USA ("PWB") and a director of SPAR BSMT and SGRP and nephew of SGRP"s largest shareholder and member of a 13D control group, Robert G. Brown. Accordingly, PWB and EILLC are each a related party in respect of the Company.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Summary of Certain Related Party Transactions:

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Services provided by affiliates:
Field merchandiser and other expenses (SBS)*	$-	$2,063	$-	$15,353
Field administration and other expenses (SAS)*	-	475	-	2,738
National Store Retail Services (NSRS)	4,088	-	4,473	-
Office lease expenses (Mr. Burdekin)	6	6	18	18
Office lease expenses (RJ Holdings)	162	-	361	-
Office and vehicle lease expenses (MPT)	16	15	48	44
Vehicle rental expenses (MCPT)	294	292	881	839
Office and vehicle rental expenses (MHT)	73	53	205	142
Consulting and administrative services (CON)	29	49	103	160
Legal Services (KMSA)	21	40	64	93
Warehousing rental (JFMD)	13	13	37	37

Total services provided by affiliates	$4,702	$3,006	$6,190	$19,424

*	Includes substantially all overhead (in the case of SAS and SBS), or related overhead, plus any applicable markup. The services provided by SAS and SBS were terminated as of July 2018.

Due to affiliates consists of the following (in thousands):	September 30,	December 31,
	2019	2018
Loans from local investors:(1)
Australia	$429	$226
Mexico	1,001	1,001
Brazil	139	139
China	2,200	2,130
South Africa	624	618
Resource Plus	531	531
Total due to affiliates	$4,924	$4,645

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

The Company also has advanced money to SAS to prepay Affinity insurance premiums (which in the case of workers compensation insurance are a percentage of payroll). The Company had advanced approximately $226,000 to SAS for the 2019-2020 Affinity plan year based on estimates that assumed SBS and SAS would be providing services to the Company for the full plan year ("Premium Advances"). However, the Company terminated their services at the end of July 2018 therefore, that insurance was required for only one month's payroll. Upon completion of the Affinity audit for the Affinity 2018-2019 plan year, the Company anticipates that SAS will receive a premium refund from Affinity of approximately $150,000 and will be obligated to repay that amount to the Company.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

In July 2017, SAS gave SR Services, Inc. ("SRS"), an enforceable reimbursement and security agreement respecting the approximately $180,000 in Cash Collateral SAS owed SRS.  However, SAS did not disclose that transaction to the Company for over a year and did not offer the same terms to the Company until the Company finally received a copy in July 2018.

SMF had been in negotiations with SAS (represented by William H. Bartels, Vice Chairman of SGRP and one of the Majority Stockholders) since November 2017 for an enforceable reimbursement and security agreement to document and secure those Cash Collateral advances and Premium Advances and SAS' corresponding repayment obligations, which advances total approximately $516,000 ($290,000 for Cash Collateral advances and $226,000 for Premium Advances).

The Company offered settlement terms to SAS subject to first finalizing an enforceable reimbursement and security agreement between them (based on the SRS Agreement) and finalizing an Intercreditor Agreement with SRS and SBS recognizing and protecting their respective interests.  SBS and SRS have never accepted the Intercreditor agreement.

Due to a shortfall in its bank accounts and its inability to pay Affinity approximately $215,000 in premium adjustments, SAS alleged that the Company had failed to pay the required Affinity premiums to SAS.  The parties agreed to have Rehmann Robson ("Rehmann "), a financial and accounting services firm, independently determine whether the Company had made all such payments to SAS.  Rehmann has determined that the Company had paid all amounts due to SAS except for $26,000.  In the process, the parties learned from Robert G. Brown that he had caused SAS to transfer approximately $200,000 to SBS from the SAS bank accounts for "SBS Affinity adjustments".  The final Rehmann report addressing other items is expected by the end of November 2019.

According to the SBS reorganization plan and subsequent actions, SBS plans to market SAS' Affinity insurance connection to provide Affinity insurance to others, which would likely put the Company's Cash Collateral at risk.  SAS also allowed SBS to withdraw approximately $200,000 from SAS' bank accounts, which had prevented SAS' repayment to the Company of the Premium Advances.

Negotiations have recently broken down over SAS' refusal to protect the Cash Collateral, as well as their demands for post-termination payments and offsets potentially larger than the Cash Collateral. As a result the Company has recorded a reserve for $901,000 (which includes such receivables) in 2018.

The Company expects that SAS may use every available means to attempt to collect reimbursement from the Company for the foreseeable future for post-termination expense, including service provided to SBS post-reorganization. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies – Legal Matters, below.  See also SBS Bankruptcy and Settlement, above.

The Company believes that SAS will have limited operations and the likely resulting financial difficulties facing SBS are significant, and that without adequate security, those circumstances puts any such repayments to the Company at a material risk.

The Company has decided that the issues with SAS can only be resolve through binding arbitration as provided in the SAS Agreement.

The SGRP Claims against SBS for this debt in the SBS Chapter 11 Case were settled at a substantial discount as part of the overall Settlement Agreement.  See Note 8 to the Company's Consolidated Financial Statements, Commitments and Contingencies - Legal Matters - SBS Bankruptcy and Settlement -- Settlement Agreement below).

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

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At September 30, 2019, no shares of SGRP Series A Preferred Stock were issued and outstanding.

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

As of April 22, 2019, there were Awards representing 585,000 shares of SGRP's Common Stock that had been granted under the Original 2018 Plan (565,000 of which remained outstanding), and Awards representing 3,044,927 shares of SGRP's Common Stock outstanding under the 2008 Plan.  Awards representing 15,000 shares of SGRP's Common Stock remained available for grant under the Original 2018 Plan prior to the 2019 Plan Amendment Effective Date. After May 31, 2019, the 2018 Plan ended and no further grants can be made under the 2018 Plan respecting such 15,000 shares of SGRP's Common Stock. There is no new plan in place for stock compensation.

The Company recognized $63,000 and $49,000 in stock-based compensation expense relating to stock option awards during the three month periods ended September 30, 2019 and 2018, respectively.  The tax benefit available from stock based compensation expense related to stock option during both the three months ended September 30, 2019 and 2018 was approximately $16,000 and $12,000 respectively. The Company recognized $165,000 and $139,000 in stock-based compensation expense relating to stock option awards during the nine month periods ended September 30, 2019 and 2018, respectively.  The tax benefit available from stock based compensation expense related to stock option during both the nine months ended September 30, 2019 and 2018 was approximately $40,000 and $35,000 respectively. As of September 30, 2019, total unrecognized stock-based compensation expense related to stock options was $357,000.

During the three months ended September 30, 2019 and 2018, the Company recognized approximately $0 and $5,000, respectively of stock based compensation expense related to restricted stock.  The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended September 30, 2019 and 2018 was approximately $0 and $1,000, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized approximately $5,000 and $32,000, respectively of stock based compensation expense related to restricted stock.  The tax benefit available to the Company from stock based compensation expense related to restricted stock during the nine months ended September 30, 2019 and 2018 was approximately $1,000 and $8,000, respectively. As of September 30, 2019, there was zero unrecognized stock-based compensation expense related to unvested restricted stock Awards.

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

Background: Related Parties And Related Party Litigation:

SPAR Business Services, Inc., f/k/a SPAR Marketing Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by an entity controlled by Robert G. Brown and prior to November 2018 was owned by Robert G. Brown and William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech is an affiliate because it is owned by Robert G. Brown. Messrs. Brown and Bartels (the "Majority Stockholders") collectively own approximately 55.8% of SGRP's common stock and are the founders of SGRP.  Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired), and Mr. Bartels is Vice Chairman and a director and officer of SGRP. Messrs. Brown and Bartels also are stockholders, directors and executive officers of various affiliates of SGRP.

Delaware Litigation Settlement

On September 4, 2018, SGRP filed in the Court of Chancery of the State of Delaware (the "Chancery Court") a claim, C.A. No. 2018-0650, which it amended on September 21, 2018 (the "By-Laws Action"), in a Verified Complaint Seeking Declaratory Judgment and Injunctive Relief against the Majority Stockholders. SGRP sought to invalidate the proposed amendments to SGRP's By-Laws put forth in a written consent by the Majority Stockholders (the "Proposed Amendments") because the Board's Governance Committee believed that the Proposed Amendments would have negatively impacted all stockholders (particularly minority stockholders) by (among other things) weakening the independence of the Board through new supermajority requirements, eliminating the Board's independent majority requirement, and subjecting various functions of the Board respecting vacancies on the Board to the prior approval of the holders of a majority of the Common Stock (i.e., the Majority Stockholders), and thus also potentially reducing the representation of SGRP's minority stockholders.

On September 18, 2018, Robert G Brown (one of the Majority Stockholders) commenced an action in the Chancery Court pursuant to 8 Del. C. §225(a) from (C.A. No. 2018-00687-TMR) (the "225 Action") against the 225 Defendants seeking to remove Lorrence T. Kellar from the Board and add Jeffrey Mayer to the Board.

On January 18, 2019, SGRP, Messrs. Brown and Bartels, Christiaan Olivier (Chief Executive Officer, President and a Director of SGRP), and all four of the members of the Governance Committee at that time, namely Lorrence T. Kellar (Chairman), Jack W. Partridge, Arthur B. Drogue and R. Eric McCarthey (together with Mr. Olivier, the "225 Defendants"), reached a settlement (the "Delaware Settlement") in the By-Laws Action and the 225 Action (together, the "Delaware Actions") and had the Delaware Actions then dismissed.

In the Delaware Settlement, the parties agreed to amend and restate SGRP's By-Laws (the "2019 Restated By-Laws") with negotiated changes to the Proposed Amendments that preserve the current roles of the Governance Committee and Board in the location, evaluation, and selection of candidates for director and in the nominations of those candidates for the annual stockholders meeting and appointment of those candidates to fill Board vacancies (other than those under a stockholder written consent making a removal and appointment, which is unchanged). The Board approved and adopted the 2019 Restated By-Laws on January 18, 2019. The Governance Committee and the Board believe that those changes in the 2019 Restated By-Laws will help the Corporation maintain the independent Board desired by them.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Additionally, as part of the Delaware Settlement, the parties to the Delaware Actions executed a Limited Mutual Release Agreement limited to the Actions and subject to specific exclusions (the "Delaware Releases") and the parties to the Delaware Actions mutually agreed upon Stipulations of Dismissal ending those actions without prejudice and without admission or retraction of any fact cited therein, and the parties caused them to be filed with the Chancery Court on January 18, 2019.

The Delaware Releases are limited to matters related to those actions described therein and subject to specific exclusions, and the parties expressly preserved all unrelated actions and claims.  Accordingly, there remain a number of unresolved claims and actions (each a "Non-Settled Matter") between the Company and certain related parties, including (without limitation) post termination claims by and against SBS (which is now in a voluntary bankruptcy proceeding in Nevada) and SAS and the lawsuit by Infotech against the Company, and the claims by Messrs. Brown and Bartels for advancement and indemnification of legal fees and expenses in connection with the Delaware Actions and certain related party claims (see Advancement Claims, below).

Robert G. Brown Demands Directors Either Support His Positions or Resign

On July 10, 2019, Robert G Brown wrote in an email communication to Arthur B. Drogue, an independent director and Chairman of the Board, to which he copied Mr. Bartels, Mr. Peter W. Brown and Mr. Jeffery Mayer (each a director), expressing Mr. Brown's concerns with the positions of certain of SGRP's directors (the "July 10 Email"), including the independent directors.  In the July 10 Email, Mr. Brown indicated his desire to have SGRP's directors acquiesce to his requests or resign, neither of which SGRP's independent directors believe are in the best interests of SGRP, which Mr. Drogue communicated to the Majority Stockholders in response to the July 10 Email.  The Majority Stockholders have furthered Mr. Brown's threats to remove directors who do not comply with his demands by submitting to the Board a written request to hold a special stockholders' meeting to vote on the removals of Messrs. Drogue and McCarthey, each an independent director, from the Board.  For further information regarding Mr. Brown's demands, his threatened removal of directors who oppose such demands and the Majority Stockholders' request to hold a special stockholders meeting to effect such director removals.

Background:  Recent Actions of the Majority Stockholders and their Control Group

On June 1, 2018, June 29, 2018, July 5, 2018, August 6, 2018 and January 25, 2019, the Majority Stockholders each filed an amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert with respect to certain matters", including various listed items. Pursuant to those Schedule 13D filings, the Majority Stockholders have acted as a control group and adopted written consents to unilaterally, and without the participation of the Board, Governance Committee or other stockholders, endeavoring to: approve the selection, appointment and election of Mr. Jeffrey A. Mayer as a director of SGRP; remove Lorrence T. Kellar as an independent director of SGRP; and change SGRP's By-Laws in order to (among other things) remove authority from the Board through new supermajority requirements and stockholder only approvals (the "Proposed Amendments"), which the Governance Committee believed weakened the Board's independence, and which were contested by SGRP and ultimately concluded in the Delaware Settlement.

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

Since the departure of Messrs. Kellar and Partridge, SGRP appointed Arthur Baer as an independent director, and the Majority Stockholders appointed Panagiotis "Panos" Lazaretos as a director via written consent actions, whom the Governance Committee has determined is not independent.

Failure to Maintain a Majority of Independent Directors on the Board

The Board and the Governance Committee have determined that the Board should always have a majority of independent directors as required by applicable Nasdaq and SEC rules.  SGRP's Statement of Policy Regarding Director Qualifications and Nominations dated as of May 18, 2004, requires that (among other things) a majority of the directors of the Board, and all of the members of its Audit Committee, Compensation Committee and Governance Committee, be independent directors as required by applicable Nasdaq and SEC rules.  Nasdaq Listing Rule 5605(b)(1) requires a majority of the board of directors of a listed company to consist of independent directors, as defined in Rule 5605(a)(2) (together, the "Board Independence Rules").

The seven-member Board currently has three wholly independent directors and one director classified as independent on all but related party matters, which has satisfied Nasdaq's Board Independence Rules. However, with the increase in Board size to eight and the addition of Mr. Lazaretos as a non-independent director when the written consent actions submitted by the Majority Stockholders take effect, the Board will have half (4) independent and half (4) non-independent directors, and will not satisfy Nasdaq's Board Independence Rules.

Advancement Claims

From October 2018 through January 2019, the Majority Stockholders, in a series of correspondence, demanded from SGRP advancement and indemnification of their respective shares of legal fees and expenses incurred by them in connection with the By-Laws Action and the 225 Action and other related party litigation matters.  Robert G. Brown was denied both advancement and indemnification since he was sued as a shareholder and was not a director at the time of the Delaware Actions.  William H. Bartels was ultimately granted advancement because he was a director at the time of the Delaware Actions, but no determination has been made respecting his entitlement to indemnification or whether Mr. Bartels will be required to repay that advancement.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SBS Bankruptcy and Settlement

On August 6, 2019, SGRP, and its subsidiaries SPAR Marketing Force, Inc., a Nevada corporation, and SPAR Assembly & Installation, Inc., f/k/a SPAR National Assembly Services, Inc., a Nevada corporation, submitted to the U.S. District Court in Nevada (the "Bankruptcy Court") their Compromise and Settlement Agreement, dated July 26, 2019 (the "Settlement Agreement"), with SPAR Business Services, Inc., a Nevada corporation formerly known as SPAR Marketing Services, Inc., debtor and debtor-in-possession, and SBS, LLC, a Nevada limited liability company.  The Settlement Agreement was submitted in connection with SBS's petition for bankruptcy protection under chapter 11 of the United States Bankruptcy Code.  Pursuant to the Settlement Agreement, the Company settled its claims for (among other things) indemnification from SBS in the Clothier and Rodgers cases, and SBS released all receivable and other claims against the Company.  See Note 5 to the Company's Consolidated Financial Statements – Related Party Transactions – SBS Bankruptcy and Settlement, above.

On August 6, 2019, the Bankruptcy Court approved the Settlement Agreement and the SBS reorganization pursuant to SBS' First Amended Chapter 11 Plan of Reorganization, as amended by the Settlement Agreement (the "Plan of Reorganization").  See Exhibits 10.1 and 10.2.  Pursuant to its Plan of Reorganization, SBS also settled its potential liability in the Clothier and Rodgers cases, but Robert G. Brown and William H. Bartels were not released from Clothier, any related case or Rodgers.

SBS is not and will never be part of the Company, the Company will never in any way use or support (financially or otherwise) SBS' reorganized business, and the Company will caution its clients and others accordingly.

SBS Field Specialist Litigation

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist") furnished by others and substantially all of whose services were provided to the Company prior to August 2018 by SBS, the Company's affiliate, SBS is not a subsidiary or in any way under the control of SGRP, SBS is not consolidated in the Company's financial statements, SGRP did not manage, direct or control SBS, and SGRP did not participate in or control the defense by SBS of any litigation against it. The Company terminated its relationship with SBS and received no services from SBS after July 27, 2018.  For affiliation, termination, contractual details and payment amounts, see Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, above.

The appropriateness of SBS' treatment of Field Specialists as independent contractors had been periodically subject to legal challenge (both currently and historically) by various states and others. SBS' expenses of defending those challenges and other proceedings generally were, through but not after the termination of the SBS services, reimbursed by the Company after and to the extent the Company determined (on a case by case basis) that those defense expenses were costs of providing services to the Company.

The Company settled its potential liability (as a current or former party) under two class action lawsuits against SBS, namely Clothier and Hogan.  SBS was separately dismissed from the Hogan class action prior to the Company's settlement.  Prior to the Company's settlement, SBS was found to have misclassified its Field Specialists in California as independent contractors in the Clothier Determination.  SBS settled with Clothier and Rodgers in the SBS Bankruptcy, but Robert G. Brown and William H. Bartels were not released from Clothier, any related case or Rodgers (see above).  The Company has never been a party to the Rodgers case.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Any claim made and proven by Robert G. Brown, William H. Bartels, SBS, SAS, any other related party or any third party that the Company is somehow liable (through indemnification or otherwise) for any judgment or similar amount imposed against Mr. Brown, Mr. Bartels, SBS or SAS or any other related party, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
United States	$26,480	$22,412	$73,142	$62,338
International	39,960	35,976	118,681	109,853
Total revenue	$66,440	$58,388	$191,823	$172,191

Operating income (loss):
United States	$1,273	$1,085	$4,633	$(1,135)
International	1,774	1,239	4,374	2,952
Total operating income	$3,047	$2,324	$9,007	$1,817

Interest expense:
United States	$130	$68	$377	$130
International	86	265	228	756
Total interest expense	$216	$333	$605	$886

Other (income), net:
United States	$(1)	$-	$(2)	$–
International	(10)	(109)	(266)	(413)
Total other (income), net	$(11)	$(109)	$(268)	$(413)

Income (loss) before income tax expense:
United States	$1,144	$1,017	$4,258	$(1,265)
International	1,698	1,083	4,412	2,609
Total income before income tax expense	$2,842	$2,100	$8,670	$1,344

Income tax expense (benefit):
United States	$217	$255	$918	$(191)
International	543	164	1,827	526
Total income tax expense	$760	$419	$2,745	$335

Net income (loss):
United States	$927	$762	$3,340	$(1,074)
International	1,155	919	2,585	2,083
Total net income	$2,082	$1,681	$5,925	$1,009

Net (income) attributable to non-controlling interest:
United States	$(380)	$(496)	$(1,155)	$(654)
International	(795)	(564)	(1,725)	(1,373)
Total net (income) attributable to non-controlling interest	$(1,175)	$(1,060)	$(2,880)	$(2,027)

Net income (loss) attributable to SPAR Group, Inc.:
United States	$547	$266	$2,185	$(1,728)
International	360	355	860	710
Total net income (loss) attributable to SPAR Group, Inc.	$907	$621	$3,045	$(1,018)

Depreciation and amortization:
United States	$390	$358	$1,144	$1,079
International	134	164	419	516
Total depreciation and amortization	$524	$522	$1,563	$1,595

Capital expenditures:
United States	$418	$293	$1,140	$1,200
International	25	96	238	140
Total capital expenditures	$443	$389	$1,378	$1,340

Note:  There were no inter-company sales for the three and nine months ended September 30, 2019 or 2018.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	September 30,	December 31,
	2019	2018
Assets:
United States	$35,094	$27,280
International	52,000	41,815
Total assets	$87,094	$69,095

	September 30,	December 31,
	2019	2018
Long lived assets:
United States	$4,884	$2,560
International	5,372	1,715
Total long lived assets	$10,256	$4,275

Geographic Data (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
		% of		% of		% of		% of
		consolidated		consolidated		consolidated		consolidated
International revenue:		net revenue		net revenue		net revenue		net revenue
Brazil	$16,829	25.3%	$12,645	21.7%	$48,974	25.5%	$39,100	22.7%
South Africa	6,589	9.9	6,807	11.7	19,565	10.2	21,651	12.6
Mexico	5,676	8.5	5,142	8.8	16,627	8.7	15,738	9.1
China	2,889	4.3	3,338	5.7	9,348	4.9	9,870	5.7
Japan	2,777	4.2	3,080	5.3	8,372	4.4	8,086	4.7
Canada	2,267	3.4	2,065	3.5	6,538	3.4	6,871	4.0
India	2,107	3.2	1,947	3.3	6,670	3.5	5,725	3.3
Australia	759	1.1	892	1.5	2,386	1.2	2,629	1.5
Turkey	67	0.1	60	0.1	201	0.1	183	0.1
Total international revenue	$39,960	60.0%	$35,976	61.6%	$118,681	61.9%	$109,853	63.7%

10.	Recent Accounting Pronouncements

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

Due to the implementation of selected practical expedients, there was no cumulative effect adjustment to beginning retained earnings. See Note 11 – Leases.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Many of SPAR's equipment leases are short-term or cancellable with notice. SPAR’s office space leases have remaining lease terms between one and approximately eleven years, many of which include one or more options to extend the term for periods thereafter. Certain leases contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to SPAR if not exercised. The extension options and termination options may be exercised at SPAR’s sole discretion. SPAR does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if SPAR is not reasonably certain to exercise the option. As of the end of this reporting period, SPAR has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities.

The reported results for Q3 2019 reflect the application of ASC 842 guidance, whereas comparative periods and their respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840. As a result of adopting the new standard, SPAR recognized ROU assets and liability of $5.7 million. There was no adjustment to deferred taxes as a result of SPAR’s adoption of ASC 842. The adoption of ASC 842 did not have a material impact on SPAR’s results of operations or cash flows, nor did it have an impact on any of SPAR's existing debt covenants.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The components of SPAR's lease expenses for the three and nine months ended September 30, 2019, which are included in the condensed consolidated income statement, are as follows (in thousands):

		Three Months Ended	Nine Months Ended
Lease Costs	Classification	September 30, 2019	September 30, 2019
Operating lease cost	Selling, General and Administrative Expense	$482	$1,544
Short-term lease cost	Selling, General and Administrative Expense	20	76
Variable costs	Selling, General and Administrative Expense	290	875
Total lease cost		$792	$2,495

Supplemental cash flow information related to SPAR’s leases for three and nine months ended September 30, 2019 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$501		$1,553

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$5,736	(a)	$5,736	(a)

(a)         Amounts for the nine months ended September 30, 2019 include the translation adjustment for the adoption of ASU 2016-02 discussed in Note 10.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

At September 30, 2019, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Period Ending September 30,	Amount
2019	$361
2020	1,974
2021	887
2022	988
2023	78
Total lease payments	4,288

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

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended September 30, 2019, compared to three months ended September 30, 2018

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2019		2018
	$	%	$	%
Net revenues	$66,440	100.0%	$58,388	100.0%
Cost of revenues	53,929	81.2	46,546	79.7
Gross profit	12,511	18.8	11,842	20.3
Selling, general & administrative expense	8,940	13.5	8,996	15.4
Settlement and other charges	–	-	–	-
Depreciation & amortization	524	0.8	522	0.9
Operating income	3,047	4.6	2,324	4.0
Interest expense, net	216	0.3	333	0.6
Other income, net	(11)	(0.0)	(109)	(0.2)
Income before income taxes	2,842	4.3	2,100	3.6
Income tax expense	760	1.1	419	0.7
Net income	2,082	3.1	1,681	2.9
Net income attributable to non-controlling interest	(1,175)	(1.8)	(1,060)	(1.8)
Net income attributable to SPAR Group, Inc.	$907	1.4%	$621	1.1%

Net Revenues

Net revenues for the three months ended September 30, 2019, were $66.4 million, compared to $58.4 million for the three months ended September 30, 2018, an increase of $8 million or 13.8%.  The increase in net revenue was attributable to the domestic and international increase in operational project work.

Domestic net revenues totaled $26.4 million in the three months ended September 30, 2019, compared to $22.4 million for the same period in 2018, an increase of 18.2%.

International net revenues totaled $40.0 million for the three months ended September 30, 2019, compared to $36.0 million for the same period in 2018, an increase of $4 million or 11.1%.  The increase in international net revenues was primarily due to the improved operations in Brazil and Mexico.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 81.2% of its net revenues for the three months ended September 30, 2019, and 79.7% of its net revenues for the three months ended September 30, 2018.

Domestic cost of revenues was 77.0% of net domestic revenues for the three months ended September 30, 2019, and 72.9% of net domestic revenues for the three months ended September 30, 2018. The increase in cost of revenues was due primarily to an unfavorable mix of project work partially offset by approximately $225,000 savings from a shift in our suppliers of Field Specialists and Field Administrators in August 2018 from affiliates to independent third parties.  See Note 5 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Transactions, above.

Internationally, the cost of revenues as a percentage of net international revenues was 83.9% for both the three months ended September 30, 2019 and 2018.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $8.9 million and $9.0 million for the three months ended September 30, 2019 and 2018, respectively.

Domestic selling, general and administrative expenses totaled $4.4 million and $4.6 million for the three months ended September 30, 2019 and 2018, respectively.

International selling, general and administrative expenses totaled $4.5 million and $4.4 million for the three months ended September 30, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $524,000 and $522,000 for the three months ended September 30, 2019 and 2018, respectively.

Interest Expense

The Company's net interest expense was $216,000 for the three months ended September 30, 2019, and $333,000 for the same period in 2018.

Other Income

Other income was $11,000 and $109,000 for the three months ended September 30, 2019 and 2018, respectively.

Income Taxes

Income tax expense was $760,000 for the three months ended September 30, 2019, compared to $419,000 for the three months ended September 30, 2018. The increase was primarily attributable to $134,000 GILTI tax under the 2017 Tax Reform Act.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $1.2 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively.

Net Income

The Company reported net income of $907,000 for the three months ended September 30, 2019, or $0.04 per diluted share, compared to a net income of $621,000, or $0.03 per diluted share, for the corresponding period last year. The change is due exclusively to an improvement in domestic operations and approximately $225,000 savings from a shift in our suppliers of Field Specialists and Field Administrators in August 2018 from affiliates to independent third parties.  See Note 5 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Transactions, above.

SPAR Group, Inc. and Subsidiaries

Nine months ended September 30, 2019, compared to nine months ended September 30, 2018

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2019		2018
	$	%	$	%
Net revenues	$191,823	100.0%	$172,191	100.0%
Cost of revenues	154,614	80.6	140,154	81.4
Gross profit	37,209	19.4	32,037	18.6
Selling, general & administrative expense	26,639	13.9	26,650	15.5
Settlement and other charges	–	-	1,975	1.4
Depreciation & amortization	1,563	0.8	1,595	0.9
Operating income	9,007	4.7	1,817	0.8
Interest expense, net	605	0.3	886	0.5
Other income, net	(268)	(0.1)	(413)	(0.2)
Income before income taxes	8,670	4.5	1,344	0.5
Income tax expense	2,745	1.4	335	0.2
Net income	5,925	3.1	1,009	0.3
Net income attributable to non-controlling interest	(2,880)	(1.5)	(2,027)	(1.2)
Net income (loss) attributable to SPAR Group, Inc.	$3,045	1.6%	$(1,018)	(0.6)%

Net Revenues

Net revenues for the nine months ended September 30, 2019, were $191.8 million, compared to $172.2 million for the nine months ended September 30, 2018, an increase of $19.6 million or 11.4%.  The increase in revenue growth is primarily due to significant project work domestically and the increase in year-to-date growth in Brazil of approximately $9.9 million.

Domestic net revenues totaled $73.1 million in the nine months ended September 30, 2019, compared to $62.3 million for the same period in 2018, an increase of 17.3%.  Domestic growth is primarily due to an increase in project work.

International net revenues totaled $118.7 million for the nine months ended September 30, 2019, compared to $109.9 million for the same period in 2018, an increase of $8.8 million or 8.0%.  The increase in international net revenues was primarily due to the Brazilian operation.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 80.6% of its net revenues for the nine months ended September 30, 2019, and 81.4% of its net revenues for the nine months ended September 30, 2018. The decrease in cost as a percentage of revenue is the result of a shift in our labor platform in late 2018.

Domestic cost of revenues was 75.3% of net domestic revenues for the nine months ended September 30, 2019, and 75.4% of net domestic revenues for the nine months ended September 30, 2018.  The decrease in cost of revenues was due primarily to approximately $700,000 savings from a shift in our suppliers of Field Specialists and Field Administrators in August 2018 from affiliates to independent third parties, partially offset by an unfavorable mix of project work.  See Note 5 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Transactions, above.

Internationally, the cost of revenues decreased to 83.9% of net international revenues for the nine months ended September 30, 2019, compared to 84.8% of net international revenues for the nine months ended September 30, 2018. The cost of revenue decrease of 0.9% percentage points was primarily due to margin improvement in Brazil operations.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $26.6 million and $26.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Domestic selling, general and administrative expenses totaled $12.3 million and $13.4 million for the nine month periods ended September 30, 2019 and 2018, respectively.

International selling, general and administrative expenses totaled $14.3 million and $13.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Settlement and Other Charges

In 2018, settlement and other charges include one-time settlement charges and bad debt reserve for related-party receivables.  (See Note 3 to the Company's Condensed Consolidated Financial Statements - Settlement and Other Charges, above).

Depreciation and Amortization

Depreciation and amortization charges totaled $1.6 million for the nine months ended September 30, 2019 and 2018.

Interest Expense

The Company's net interest expense was $605,000 for the nine months ended September 30, 2019, and $886,000 for the same period in 2018.

Other Income

Other income totaled $268,000 for the nine month period ended September 30, 2019, compared to $413,000 for the same period in 2018.

Income Taxes

Income tax expense was $2,745,000 for the nine months ended September 30, 2019, compared to $335,000 for the nine months ended September 30, 2018.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $2.9 million and $2.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Net Income

The Company reported net income of $5.9 million for the nine months ended September 30, 2019, or $0.15 per diluted share, compared to a net loss of $1.0 million, or $0.05 per diluted share, for the corresponding period last year. The change is due exclusively to an improvement in domestic operations and approximately $700,000 savings from a shift in our suppliers of Field Specialists and Field Administrators in August 2018 from affiliates to independent third parties, partially offset by an unfavorable mix of project work.  See Note 5 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Transactions, above.

SPAR Group, Inc. and Subsidiaries

Liquidity and Capital Resources

In the nine months ended September 30, 2019, the Company had a net income before non-controlling interest of $5.9 million.

Net cash provided by operating activities was $1.6 million for the nine months ended September 30, 2019, compared to net cash used of $2.2 million for the nine months ended September 30, 2018.  The net cash provided by operating activities during the nine months ended September 30, 2019, was primarily due to an increase in accounts payable and accrued expenses and other current liabilities partially offset by increases in accounts receivable and prepaid expenses.

Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2019, compared to $573,000 for the nine months ended September 30, 2018. The net cash used in investing activities during the nine months ended September 30, 2019, was due to fixed asset additions, primarily capitalized software.

Net cash provided by financing activities for the nine months ended September 30, 2019, was $614,000, compared to $4.3 million for the nine months ended September 30, 2018.  Net cash provided by financing activities during the nine months ended September 30, 2019, was primarily due to net borrowings on lines of credit and term debt.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the nine months ended September 30, 2019 of approximately $261,000.

At September 30, 2019, the Company had net working capital of $16.6 million, as compared to net working capital of $12.6 million at December 31, 2018. The Company's current ratio was 1.3 at September 30, 2019, and December 31, 2018.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of September 30, 2019.

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

SPAR Group, Inc. and Subsidiaries

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's third quarter of its 2019 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Background: Related Parties And Related Party Litigation:

SPAR Business Services, Inc., f/k/a SPAR Marketing Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by an entity controlled by Robert G. Brown and prior to November 2018 was owned by Robert G. Brown and William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech is an affiliate because it is owned by Robert G. Brown. Messrs. Brown and Bartels (the "Majority Stockholders") collectively own approximately 55.8% of SGRP's common stock and are the founders of SGRP.  Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired), and Mr. Bartels is Vice Chairman and a director and officer of SGRP. Messrs. Brown and Bartels also are stockholders, directors and executive officers of various affiliates of SGRP.

Delaware Litigation Settlement

On September 4, 2018, SGRP filed in the Court of Chancery of the State of Delaware (the "Chancery Court") a claim, C.A. No. 2018-0650, which it amended on September 21, 2018 (the "By-Laws Action"), in a Verified Complaint Seeking Declaratory Judgment and Injunctive Relief against the Majority Stockholders. SGRP sought to invalidate the proposed amendments to SGRP's By-Laws put forth in a written consent by the Majority Stockholders (the "Proposed Amendments") because the Board's Governance Committee believed that the Proposed Amendments would have negatively impacted all stockholders (particularly minority stockholders) by (among other things) weakening the independence of the Board through new supermajority requirements, eliminating the Board's independent majority requirement, and subjecting various functions of the Board respecting vacancies on the Board to the prior approval of the holders of a majority of the Common Stock (i.e., the Majority Stockholders), and thus also potentially reducing the representation of SGRP's minority stockholders.

On September 18, 2018, Robert G Brown (one of the Majority Stockholders) commenced an action in the Chancery Court pursuant to 8 Del. C. §225(a) from (C.A. No. 2018-00687-TMR) (the "225 Action") against the 225 Defendants seeking to remove Lorrence T. Kellar from the Board and add Jeffrey Mayer to the Board.

On January 18, 2019, SGRP, Messrs. Brown and Bartels, Christiaan Olivier (Chief Executive Officer, President and a Director of SGRP), and all four of the members of the Governance Committee at that time, namely Lorrence T. Kellar (Chairman), Jack W. Partridge, Arthur B. Drogue and R. Eric McCarthey (together with Mr. Olivier, the "225 Defendants"), reached a settlement (the "Delaware Settlement") in the By-Laws Action and the 225 Action (together, the "Delaware Actions") and had the Delaware Actions then dismissed.

SPAR Group, Inc. and Subsidiaries

In the Delaware Settlement, the parties agreed to amend and restate SGRP's By-Laws (the "2019 Restated By-Laws") with negotiated changes to the Proposed Amendments that preserve the current roles of the Governance Committee and Board in the location, evaluation, and selection of candidates for director and in the nominations of those candidates for the annual stockholders meeting and appointment of those candidates to fill Board vacancies (other than those under a stockholder written consent making a removal and appointment, which is unchanged). The Board approved and adopted the 2019 Restated By-Laws on January 18, 2019. The Governance Committee and the Board believe that those changes in the 2019 Restated By-Laws will help the Corporation maintain the independent Board desired by them.

Additionally, as part of the Delaware Settlement, the parties to the Delaware Actions executed a Limited Mutual Release Agreement limited to the Actions and subject to specific exclusions (the "Delaware Releases") and the parties to the Delaware Actions mutually agreed upon Stipulations of Dismissal ending those actions without prejudice and without admission or retraction of any fact cited therein, and the parties caused them to be filed with the Chancery Court on January 18, 2019.

The Delaware Releases are limited to matters related to those actions described therein and subject to specific exclusions, and the parties expressly preserved all unrelated actions and claims.  Accordingly, there remain a number of unresolved claims and actions (each a "Non-Settled Matter") between the Company and certain related parties, including (without limitation) post termination claims by and against SBS (which is now in a voluntary bankruptcy proceeding in Nevada) and SAS and the lawsuit by Infotech against the Company, and the claims by Messrs. Brown and Bartels for advancement and indemnification of legal fees and expenses in connection with the Delaware Actions and certain related party claims (see Advancement Claims, below).

Robert G. Brown Demands Directors Either Support His Positions or Resign

On July 10, 2019, Robert G Brown wrote in an email communication to Arthur B. Drogue, an independent director and Chairman of the Board, to which he copied Mr. Bartels, Mr. Peter W. Brown and Mr. Jeffery Mayer (each a director), expressing Mr. Brown's concerns with the positions of certain of SGRP's directors (the "July 10 Email"), including the independent directors.  In the July 10 Email, Mr. Brown indicated his desire to have SGRP's directors acquiesce to his requests or resign, neither of which SGRP's independent directors believe are in the best interests of SGRP, which Mr. Drogue communicated to the Majority Stockholders in response to the July 10 Email.  The Majority Stockholders have furthered Mr. Brown's threats to remove directors who do not comply with his demands by submitting to the Board a written request to hold a special stockholders' meeting to vote on the removals of Messrs. Drogue and McCarthey, each an independent director, from the Board.  For further information regarding Mr. Brown's demands, his threatened removal of directors who oppose such demands and the Majority Stockholders' request to hold a special stockholders meeting to effect such director removals.

Background:  Recent Actions of the Majority Stockholders and their Control Group

On June 1, 2018, June 29, 2018, July 5, 2018, August 6, 2018 and January 25, 2019, the Majority Stockholders each filed an amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert with respect to certain matters", including various listed items. Pursuant to those Schedule 13D filings, the Majority Stockholders have acted as a control group and adopted written consents to unilaterally, and without the participation of the Board, Governance Committee or other stockholders, endeavoring to: approve the selection, appointment and election of Mr. Jeffrey A. Mayer as a director of SGRP; remove Lorrence T. Kellar as an independent director of SGRP; and change SGRP's By-Laws in order to (among other things) remove authority from the Board through new supermajority requirements and stockholder only approvals (the "Proposed Amendments"), which the Governance Committee believed weakened the Board's independence, and which were contested by SGRP and ultimately concluded in the Delaware Settlement.

SPAR Group, Inc. and Subsidiaries

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

Since the departure of Messrs. Kellar and Partridge, SGRP appointed Arthur Baer as an independent director, and the Majority Stockholders appointed Panagiotis "Panos" Lazaretos as a director via written consent actions, whom the Governance Committee has determined is not independent.

Failure to Maintain a Majority of Independent Directors on the Board

The Board and the Governance Committee have determined that the Board should always have a majority of independent directors as required by applicable Nasdaq and SEC rules.  SGRP's Statement of Policy Regarding Director Qualifications and Nominations dated as of May 18, 2004, requires that (among other things) a majority of the directors of the Board, and all of the members of its Audit Committee, Compensation Committee and Governance Committee, be independent directors as required by applicable Nasdaq and SEC rules.  Nasdaq Listing Rule 5605(b)(1) requires a majority of the board of directors of a listed company to consist of independent directors, as defined in Rule 5605(a)(2) (together, the "Board Independence Rules").

The seven-member Board currently has three wholly independent directors and one director classified as independent on all but related party matters, which has satisfied Nasdaq's Board Independence Rules. See SGRP's Current Report on Form 8-K respecting such compliance as filed with the SEC on September 16, 2019, and for details respecting Arthur Baer's appointment as an independent director.  However, with the increase in Board size to eight and the addition of Mr. Lazaretos as a non-independent director when the written consent actions submitted by the Majority Stockholders take effect, the Board will have half (4) independent and half (4) non-independent directors, and will not satisfy Nasdaq's Board Independence Rules.

Advancement Claims

From October 2018 through January 2019, the Majority Stockholders, in a series of correspondence, demanded from SGRP advancement and indemnification of their respective shares of legal fees and expenses incurred by them in connection with the By-Laws Action and the 225 Action and other related party litigation matters.  Robert G. Brown was denied both advancement and indemnification since he was sued as a shareholder and was not a director at the time of the Delaware Actions.  William H. Bartels was ultimately granted advancement because he was a director at the time of the Delaware Actions, but no determination has been made respecting his entitlement to indemnification or whether Mr. Bartels will be required to repay that advancement.

SPAR Group, Inc. and Subsidiaries

SBS Bankruptcy and Settlement

On August 6, 2019, SGRP, and its subsidiaries SPAR Marketing Force, Inc., a Nevada corporation, and SPAR Assembly & Installation, Inc., f/k/a SPAR National Assembly Services, Inc., a Nevada corporation, submitted to the U.S. District Court in Nevada (the "Bankruptcy Court") their Compromise and Settlement Agreement, dated July 26, 2019 (the "Settlement Agreement"), with SPAR Business Services, Inc., a Nevada corporation formerly known as SPAR Marketing Services, Inc., debtor and debtor-in-possession, and SBS, LLC, a Nevada limited liability company.  The Settlement Agreement was submitted in connection with SBS's petition for bankruptcy protection under chapter 11 of the United States Bankruptcy Code.  Pursuant to the Settlement Agreement, the Company settled its claims for (among other things) indemnification from SBS in the Clothier and Rodgers cases, and SBS released all receivable and other claims against the Company.  See Note 5 to the Company's Consolidated Financial Statements – Related Party Transactions – SBS Bankruptcy and Settlement, above.

On August 6, 2019, the Bankruptcy Court approved the Settlement Agreement and the SBS reorganization pursuant to SBS' First Amended Chapter 11 Plan of Reorganization, as amended by the Settlement Agreement (the "Plan of Reorganization").  See Exhibits 10.1 and 10.2.  Pursuant to its Plan of Reorganization, SBS also settled its potential liability in the Clothier and Rodgers cases, but Robert G. Brown and William H. Bartels were not released from Clothier, any related case or Rodgers.

SBS is not and will never be part of the Company, the Company will never in any way use or support (financially or otherwise) SBS' reorganized business, and the Company will caution its clients and others accordingly.

SBS Field Specialist Litigation

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist") furnished by others and substantially all of whose services were provided to the Company prior to August 2018 by SBS, the Company's affiliate, SBS is not a subsidiary or in any way under the control of SGRP, SBS is not consolidated in the Company's financial statements, SGRP did not manage, direct or control SBS, and SGRP did not participate in or control the defense by SBS of any litigation against it. The Company terminated its relationship with SBS and received no services from SBS after July 27, 2018.  For affiliation, termination, contractual details and payment amounts, see Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, above.

The appropriateness of SBS' treatment of Field Specialists as independent contractors had been periodically subject to legal challenge (both currently and historically) by various states and others. SBS' expenses of defending those challenges and other proceedings generally were, through but not after the termination of the SBS services, reimbursed by the Company after and to the extent the Company determined (on a case by case basis) that those defense expenses were costs of providing services to the Company.

The Company settled its potential liability (as a current or former party) under two class action lawsuits against SBS, namely Clothier and Hogan.  SBS was separately dismissed from the Hogan class action prior to the Company's settlement.  SBS settled with Clothier and Rodgers in the SBS Bankruptcy, but Robert G. Brown and William H. Bartels were not released from Clothier, any related case or Rodgers (see above).  The Company has never been a party to the Rodgers case.

Any claim made and proven by Robert G. Brown, William H. Bartels, SBS, SAS, any other related party or any third party that the Company is somehow liable (through indemnification or otherwise) for any judgment or similar amount imposed against Mr. Brown, Mr. Bartels, SBS or SAS or any other related party, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

SPAR Group, Inc. and Subsidiaries

Item 6.	Exhibits

10.1	Compromise and Settlement Agreement dated as of July 26, 2019 (the "Settlement Agreement"), among SPAR Group, Inc. ("SGRP"), and its subsidiaries SPAR Marketing Force, Inc., a Nevada corporation ("SMF"), and SPAR Assembly & Installation, Inc., f/k/a SPAR National Assembly Services, Inc., a Nevada corporation ("SAI", and collectively with SGRP and SMF, the "SGRP Parties"), and SPAR Business Services, Inc., a Nevada corporation formerly known as SPAR Marketing Services, Inc., debtor and debtor-in-possession ("SBS"), and SBS, LLC, a Nevada limited liability company "SBS LLC" and together with SBS, the "SBS Parties") (incorporated by reference from SGRP's Current Report on Form 8-K as filed with the SEC on August 8, 2019).

10.2	Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified and Approved (including the amendments contemplated by the Settlement Agreement, the "SBS Plan") (incorporated by reference from SGRP's Current Report on Form 8-K as filed with the SEC on August 8, 2019).

10.3	Robert G. Brown's sworn Declaration of Robert G. Brown In Support of Debtor's Brief In Support Of Confirmation Of First Amended Chapter 11 Plan Of Reorganization And Final Approval Of Accompanying Disclosure Statement; And Omnibus Reply To Objections dated July 29, 2019 (incorporated by reference from SGRP's Current Report on Form 8-K as filed with the SEC on August 8, 2019).

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SPAR Group, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer and Secretary