Form 10-K
period 2019-12-31
SPAR GROUP INC
filed 2020-04-14
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 0-27408

SPAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Westchester Avenue, Suite 204, White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (248) 364-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	SGRP	The NASDAQ Stock Market LLC

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2019, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $7.4 million.

The number of shares of the Registrant's Common Stock outstanding as of March 30, 2020, was 21,100,638 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement on Schedule 14A for the registrant's 2020 Annual Meeting of Stockholders scheduled to be held on May 13, 2020, to be filed with the Securities and Exchange Commission subsequently, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

PART I

Page

Item 1	Business	-5-
Item 1A	Risk Factors	-14-
Item 1B	Unresolved Staff Comments	-29-
Item 2	Properties	-29-
Item 3	Legal Proceedings	-30-
Item 4	Mine Safety Disclosures	-35-

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	-36-
Item 6	Selected Financial Data	-37-
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	-38-
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	-43-
Item 8	Financial Statements and Supplementary Data	-43-
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	-43-
Item 9A	Controls and Procedures	-43-
Item 9B	Other Information	-44-

PART III

Item 10	Directors, Executive Officers and Corporate Governance	-45-
Item 11	Executive Compensation	-45-
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	-45-
Item 13	Certain Relationships and Related Transactions, and Director Independence	-46-
Item 14	Principal Accountant Fees and Services	-46-

PART IV

Item 15	Exhibits and Financial Statement Schedules	-47-
Item 16	Form 10-K Summary	-55-
	Signatures	-57-

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2019 (this "Annual Report"), contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"). There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on or about May 13, 2020 (the "Proxy Statement"), which SGRP expects to file on or about April 22, 2020, with the Securities and Exchange Commission (the "SEC"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

PART I

Item 1. Business

THE COMPANY'S BUSINESS GENERALLY

SPAR Group, Inc., a Delaware corporation incorporated in 1995 ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandise, office supply, grocery, drug, dollar, independent, automotive, convenience, home improvement, and electronics stores.  The Company also provides retailers with new store openings, store remodeling and major reset requirements, as well as furniture and other product assembly services in stores, homes and offices and marketing research services.  The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May 2001.  The Company currently does business in 10 countries that encompass approximately 50% of the total world population through its operations in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at the store level, and the Company may be engaged by either the retailer or the manufacturer. Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories on the shelf in accordance with client or store schematics, confirming and replacing shelf tags, setting new sale or promotional product displays and advertising, replenishing kiosks, demonstrating or promoting a product, providing on-site audit and in-store event staffing services and providing product assembly services in stores, homes and offices. Other merchandising services include whole store or departmental remodels or resets, including new store openings, new product launches and in-store demonstrations, special seasonal or promotional merchandising, focused product support and product recalls. The Company continues to seek expansion of its merchandising, assembly and marketing services business throughout the world.

See Risks Associated with the Novel Coronavirus (COVID-19) Outbreak or Other Similar Outbreaks, below.

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

Historically, retailers staffed their stores as needed to provide these services to ensure that manufacturers' inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics and product placement were properly merchandised. However, retailers, in an effort to improve their margins, have decreased their own store personnel and increased their reliance on manufacturers to perform such services. At one time, manufacturers attempted to satisfy the need for merchandising and marketing services in retail stores by utilizing their own sales representatives. Additionally, retailers also used their own employees to merchandise their stores to satisfy their own merchandising needs. However, both manufacturers and retailers discovered that using their own sales representatives and employees for this purpose was expensive and inefficient. In addition, the changing retail environment, driven by the rise of digital and mobile technology, as well as the increase of online shopping, is fostering even more challenges to the labor model of retailers and manufacturers. These challenges include increased consumer demand for more interaction and engagement with retail sales associates, stores remodels to accommodate more technology, installation and continual maintenance of in-store digital and mobile technology, in-store pick-up and fulfillment of online orders and increased inventory management to reduce out-of-stocks from omnichannel shopping.

Most manufacturers and retailers have been, and SPAR Group believes they will continue, outsourcing their merchandising and marketing service needs to third parties capable of operating at a lower cost or increased efficiencies simultaneously by serving multiple manufacturers. The Company also believes that it is well positioned, as a domestic and international merchandising and marketing services company, to provide these services to retailers, manufacturers and other businesses around the world more effectively and efficiently than other available alternatives.

SPAR Group believes, that while online shopping has changed the way shoppers shop, the merchandising and marketing services business is the continued preference of consumers to shop in stores and their tendency to make product purchase decisions once inside the store. Accordingly, merchandising and marketing services and in-store product promotions have proliferated and diversified. Retailers are continually re-merchandising and re-modeling entire departments and stores in an effort to respond to new product developments and changes in consumer preferences. The Company estimates that these activities will continue to help retailers separate themselves from online options for customers. Both retailers and manufacturers are seeking third party merchandisers to help them meet the increased demand for these labor-intensive services.

In addition, the consolidation of many retailers and changing store formats have created opportunities for third party merchandisers when an acquired retailer's stores are converted to the look and format of the acquiring retailer. In many of those cases, stores are completely remodeled and re-merchandised to implement the new store formats.

SPAR Group believes the current trend in business toward globalization fits well with its expansion model. As companies expand into foreign markets, they will need assistance in merchandising or marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising and marketing programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its global mobile and data network based technology (as further described below) and its business model worldwide.

The Company's Domestic and International Segments:

In order to cultivate and expand the Company's merchandising and marketing service businesses in both domestic and foreign markets, and ensure a consistent approach to those businesses worldwide, the Company has historically divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Division, and all locations outside the United States, which are the sales territories for its International Division.  To that end, the Company also (1) provides to all of its locations its proprietary digital  and mobile based operating, scheduling, tracking and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with the Company's financial reporting and disclosure controls and procedures, ethics code and other policies, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's international subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide.

Each of the Company's divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers, distributors and retailers at mass merchandise, office supply, grocery, drug, dollar, independent, automotive, convenience, home improvement and electronics stores in their respective territories. SPAR Group's clients include the makers and distributors of general merchandise, health and beauty care, consumer goods, home improvement, home entertainment, and food products in their respective territories.

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

Financial Information about the Company's Domestic and International Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions (as described above). The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused primarily on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the years ended December 31, 2019 and 2018, and their respective assets as of December 31, 2019 and 2018, is provided in Note 12 to the Company's Consolidated Financial Statements – Segment Information, below.

The Company's Business Strategies

As the marketing services industry continues to expand both in the United States and internationally, many large retailers and manufacturers are outsourcing their merchandising and marketing service needs to third-party providers. The Company believes that offering marketing services on a national and global basis will provide it with a competitive advantage. Moreover, the Company believes that successful use of and continuous improvements to its technology infrastructure, including the Company's proprietary global digital and mobile technological systems (including servers and other hardware) and its logistical, communication, scheduling, tracking, reporting and accounting software and applications (the "Global Technology Systems"), is key to providing clients with a high level of client service while maintaining efficient, lower cost operations. The Global Technology Systems use proprietary software and applications of the Company as well as software (including operating system, office, exchange, data base and server programs) licensed and hardware purchased or leased from third parties and telecommunication services provided by third parties.  The Global Technology Systems can be accessed through the computers or mobile devices of its authorized personnel and clients and allows the Company to communicate with field management, schedule the store-specific field operations more efficiently, receive information, incorporate, quantify the benefits of its services to clients faster, respond to clients' needs quickly and rapidly implement client programs.  The Company's objective is to continue to expand international retail merchandising and marketing services by pursuing its operating and growth strategy, as described below.

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

Portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") currently included in the Company's Global Technology Systems are co-owned by the Company and the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR InfoTech, Inc. ("Infotech"). The Company's Global Technology Systems (including the Co-Owned Software) are maintained and further developed and improved by the Company at its own expense at a cost of $1.3 million in both 2019 and 2018. See "An Overview of the Merchandising and Marketing Services Industry", above, and " The Company's Competition", below, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Other Related Party Transactions and Arrangements, below.

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

New store openings and remodels are particularly susceptible to external factors and these projects are being delayed by many clients due to the effects of the Novel Coronavirus.   See Risks Associated with the Novel Coronavirus (COVID-19) Outbreak or Other Similar Outbreaks, below.

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

The Company's Customer Base

The Company currently represents numerous manufacturers and/or retail clients in a wide range of retail chains and stores worldwide, and its customers (which it refers to as clients) include the following markets:

•	Mass Merchandisers
•	Pharmacies
•	Grocery Stores
•	Office Supply Stores
•	Dollar Stores
•	Automotive Stores
•	Convenience Stores
•	Specialty Stores
•	Electronic Stores
•	Home Improvement Stores
•	Other retail outlets (such as discount and electronic stores, independents, in-home and in-office, etc.)

The Company did not have any clients that represented 10% or more of the Company's net revenue for the years ended December 31, 2019 and 2018.

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

The Company's Trademarks and Technology

The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly, efficiently and consistently over a wide geographic area. Certain of the Company's "SPAR" trademarks (the "Licensed Marks") are licensed (i) for use in the United States royalty free and in perpetuity pursuant to license agreements that commenced in 1999 with its affiliates, SBS and Infotech and through SBS its other affiliate, SAS, is permitted to use the Licensed Marks (as defined in RELATED PARTIES AND RELATED PARTY LITIGATION, in Item 3, below), (ii) for use worldwide royalty free and in perpetuity pursuant to informal license arrangements with its wholly owned subsidiaries, (iii) for use in their respective jurisdictions royalty free pursuant to license agreements for limited terms with its joint venture subsidiaries (executed contemporaneously with their respective joint venture agreements), and (iv) in the United States for limited terms and modest royalties pursuant to license agreements with the Independent Field Vendor and Independent Field Administrator respectively providing Field Specialists and Field Administrators to the Company domestically that commenced in 2018.  Portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") currently included in the Company's Global Technology Systems are co-owned by the Company, SBS and Infotech. The Company's Global Technology Systems (including the Co-Owned Software) are maintained and further developed and improved by the Company at its own expense at a cost of $1.3 million in both 2019 and 2018. Except for SBS and Infotech (that do not need such software licenses because of their co-ownership), each subsidiary and vendor trademark license and arrangement also licenses the Co-Owned Software to the licensee. See An Overview of the Merchandising and Marketing Services Industry, The Company's Competition, and Leveraging and Improving on the Company's Technological Strengths, in this Item 1 above, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Other Related Party Transactions and Arrangements, below.

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

The Company's Labor Force

Worldwide the Company utilized a labor force of approximately 22,000 people in 2019, including the services of Field Specialists and Field Administrators furnished by independent third parties.

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

As of December 31, 2019, the Company's Domestic Division's labor force totaled approximately 7,800 including the services of Field Specialists and Field Administrators furnished by independent third parties.  The Company's Domestic Division employed a labor force of 775 individuals, 735 full-time employees and 40 part-time employees engaged in domestic operations. In the Company's Domestic Division, the Company's merchandising, audit, assembly and other services for its domestic clients are performed by Field Specialists provided by independent third parties, approximately 7,000 of whose services were supplied to the Company since August 2018 by a new independent vendor (the "Independent Field Vendor") under contract and license with the Company (and to the Company's knowledge substantially all of whom were engaged as independent contractors by that vendor).  The Field Administrators are provided by other independent third parties, 53 of whom were supplied to the Company since August 2018 by another new independent vendor (the "Independent Field Administrator") under contract and license with the Company.  Prior to August 2018, substantially all of the Company's domestic Field Specialists were supplied by the Company's independent affiliate, SBS and substantially all of the Company's domestic Field Administrators were supplied by another of the Company's independent affiliates, SAS.  The Company stopped using the services of SBS and SAS after July 2018.  See Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, below. See also Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, below.

In part as a result of the adverse determination in 2016 in Clothier that SBS had misclassified its employees as independent contractors (see Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters – Clothier Case, below), the Company, with the approval of SGRP's Board of Directors (the "Board") and SGRP's Audit Committee, began an extensive re-programming of its proprietary field service software to accommodate scheduling and compensating a field workforce of part time employees and in May of 2018 shifted to an all employee servicing model for Field Specialist services to support the performance of the Company's services in California for clients in this critical market.  Management currently estimates that the potential incremental annual cost of this change in California from third party independent contractors to Company employees was approximately $300,000 in 2019.  The Company continues to reevaluate its business model of using third party independent contractors as Field Specialists elsewhere (whether or not provided by others) in light of changing client requirements and legal and regulatory environments and intends to begin testing an employee based model nationally for certain domestic clients that are requiring the Company to use employees as Field Specialists.  The Company expects that using employees as Field Specialists in additional states will cost substantially more than using third party independent contractors for the same services.  See Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, below.

As of December 31, 2019, the Company's International Division's labor force totaled approximately 14,000. Approximately 860 individuals were engaged locally by its foreign subsidiaries, 841 full-time and 15 part-time employees.  The International Division's field force consisted of approximately 12,900 Field Specialists engaged locally by our foreign subsidiaries in their respective international operations.  See Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - International Related Party Services, below.

The Company considers its relations with its own employees and independent vendors to be generally good.

Corporate Website

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

Risks Associated with the Novel Coronavirus (COVID-19) Outbreak or Other Similar Outbreaks

Any outbreaks or rapid spread of a contagious disease or other outbreak, or the fear of it, including the recent outbreak of the coronavirus (first detected in Wuhan, China), and other adverse public health developments in countries where the Company operates could significantly disrupt the retail operations of or the global and domestic supply chains for our customers and our work for them.  In addition, the coronavirus or other outbreak may result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect retail demand.  Any of those events may change or disrupt the needs or demands of the Company's customers and could have a material and adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

The extent to which such coronavirus or other outbreak will impact the Company or its performance or condition will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread, severity, treatability and duration of the outbreak, the actions that may be taken by governmental authorities and the Company's customers in response to the outbreak (including quarantines and transportation, border and retail restrictions and closures), and the possible adverse impact of the outbreak on the global economy, systems and telecommunication service cost, quality and availability, credit and capital cost and availability, and insurance cost, coverage and availability.

  New store openings and remodels with the Company's assistance are particularly susceptible to external factors and are being delayed by many of the Company's clients due to the effects of the Novel Coronavirus, and the Company is in the process of temporarily furloughing employees to reflect current reduced demands.

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

Dependence on Retailers with Physical Stores

Retailers with physical store locations are facing increasing consolidation and competition from eCommerce/virtual stores. Some retailers with physical stores have failed, others are struggling, and others are merging in this highly competitive environment. Although the Company's merchandising services help physical retailers in successfully competing against virtual stores, and the Company provides assembly and other services utilized by online retailers, the Company's business and growth depends in large part on the continuing need for in-store merchandising of products and the continuing success of retailers with physical store locations. There can be no assurance that the in-store merchandising of products will increase or even continue at current levels or that retailers with physical store locations will continue to compete successfully in those stores, and some retailers are shifting their sales focus to their virtual online stores. A significant decrease in such need for in-store merchandising or success of such physical stores could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See also Risks Associated with the Novel Coronavirus (COVID-19) Outbreak or Other Similar Outbreaks, above.

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

Risks of Losses and Financial Covenant Violations

In the past, the Company has suffered operating losses and may suffer operating losses in the future.  In addition, certain one-time charges and adverse operating results during 2018 resulted in the Company being in default of certain of its financial covenants with its prior lender.

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

 See also Risks Associated with the Novel Coronavirus (COVID-19) Outbreak or Other Similar Outbreaks, above.

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

Return Risks on Software Capital Expenditures

All software requires continual work and improvements to maintain function, industry compatibility, and relevance.  The Company has made and will continue to make significant investments in maintaining and improving its existing Global Technology Systems and developing new software, applications and systems, which is a complex and lengthy process and totaled $1.3 million in both 2019 and 2018, for capitalized software improvement and development.  The Company may not have sufficient funds for such maintenance or improvements and may not be able to charge its clients for such maintenance or improvements or otherwise recover its costs.  New software, applications and developments may never occur or become marketable, chargeable or profitable.  However, a failure to maintain or improve its existing Global Technology Systems or develop new software, applications or systems could result in a loss of clients.

The failure by the Company to maintain or improve its existing Global Technology Systems or develop successfully new software, applications or systems (including unrecovered development costs or client attrition) could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

The successful integration of these acquisitions also involves a number of additional risks, including: (i) conflicts between the clients of the acquired business and the clients of the Company; (ii) the inability to retain the clients of the acquired business; (iii) the lingering effects of poor client relations or service performance by the acquired business, which also may negatively affect the Company's existing business; (iv) the inability to retain over the long term the desirable management, key personnel and other employees of the acquired business; (v) the inability to fully realize the desired efficiencies and economies of scale; (vi) conflicts between the management of the acquired business and the management of the Company; (vii) the inability to establish, implement or police the Company's existing standards, controls, procedures and policies on the acquired business; (viii) the diversion of management's attention from the day-to-day business of the Company to acquisition-related matters; and (ix) exposure to client, employee and other legal claims for activities of the acquired business prior to acquisition. In addition, any acquired business could perform significantly worse than expected.  Resolving those issues can be particularly difficult in a joint venture acquisition where management of the acquired business retain or obtain a significant (generally 49%) interest in the acquired business.  See also Risks of Having Material Local Investors and Local Executives in International and Domestic Subsidiaries and Risks Associated with International Business, below.

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

Reliance on the Global Technology System and Third Party Vendors

The Company relies on its Global Technology Systems for (among other things) the scheduling, tracking, coordination and reporting of its merchandising and marketing services.  In addition to proprietary software and applications of the Company, the Global Technology Systems use and rely upon software (including operating system, office, exchange, data base and server programs) licensed and hardware purchased or leased from third parties and telecommunication services provided by third parties, which third party software, hardware and telecommunication services may not continue to be available at all or (if available) with the necessary access, uptime, speeds or bandwidth, at reasonable prices or on commercially reasonable terms.  See Risks Associated with the Novel Coronavirus (COVID-19) Outbreak or Other Similar Outbreaks, above.  Any defect, error or other performance failure in such third-party software, hardware or service also could result in a defect, error or performance failure in our client services.  Systems can experience excess traffic and related inefficiencies, from increased demand or otherwise, as well as increased cyberattacks by hackers and other saboteurs. To the extent that systems experience increased demands on current capacity and for additional capacity from (among other things) an increase in the numbers of users, frequency or duration of use, bandwidth requirements of software, applications and users (including the increasing demand from the Company's clients for data-intensive as-serviced pictures from the Field Specialists), or cyberattacks, there can be no assurance that the Company's technological systems and third party software, hardware and telecommunication providers will continue to be able to support the demands placed on them by such increased demand or negative events.

The Company relies on third-party vendors to provide its telecommunication network access and other services used in its business, and the Company has no control over such third-party providers. Additionally, a cybersecurity breach that results in unauthorized access to sensitive consumer or corporate information contained in these systems may adversely affect the Company's reputation and lead to claims against it. Such claims could include identity theft or other similar fraud-related claims and claims related to violations of applicable data privacy laws. Any system failure, accident or security breach could result in disruptions to the Company's operations. To the extent that any disruption or security breach results in a loss or damage to the Company's data, or results in inappropriate disclosure of confidential information, it could cause significant damage to the Company's reputation, affect its relationships with its customers, lead to claims against it and ultimately harm its business. In addition, the Company may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Economic and Retail Uncertainty

The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism on consumer and business behavior, make it difficult for the Company, its vendors and its clients to accurately forecast and plan future business activities. Substantially all of the Company's key clients are either retailers or those seeking to do product merchandising at retailers. Should the retail industry experience a significant economic downturn, the resultant reduction in product sales could significantly decrease the Company's revenues.  See also Risks Associated with the Novel Coronavirus (COVID-19) Outbreak or Other Similar Outbreaks, above.  The Company also has risks associated with its clients changing their business plans and/or reducing their marketing budgets in response to economic conditions, which could also significantly decrease the Company's revenues. Such revenue decreases could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

Prior to July 2018, substantially all of the services of the Field Specialists were supplied to the Company by SPAR Business Services, Inc. ("SBS"), the Company's affiliate.  Due to (among other things) the adverse determination in 2016 in Clothier that SBS had misclassified its employees as independent contractors and the ongoing proceedings against SBS (see SBS Clothier Litigation, SBS Field Specialist Litigation and SBS Bankruptcy, under the caption Legal Proceedings, below), SBS' continued higher charges, and the Company's identification of an experienced Independent Field Vendor who would provide comparable services on substantially better terms, the Company terminated the services of SBS effective July 27, 2018, and the Company has engaged that Independent Field Vendor to replace at substantially lower costs and on substantially better terms those field services previously provided by SBS (other than in California, where the Company is using its own employees). Effective August 1, 2018, the Company also has engaged the Independent Field Administrator (see below) at substantially lower costs and on substantially better terms to replace those Field Administrator services formerly provided by SPAR Administrative Services, Inc. ("SAS"), an affiliate of SBS.

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

SBS and Robert G. Brown have repeatedly disputed the right of the Company and SGRP's Audit Committee to review and decide whether the reimbursement of any related party defense and other expense reimbursements was in the best interests of the Company.  However, management has also denied the appropriateness of such reimbursements as unfounded and unsubstantiated. The related parties have more recently argued that it is the duty of the Board to overrule the Audit Committee and management and force the accrual and payment of those reimbursements.  See Note 10 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, SBS Bankruptcy, Settlement and March 2020 Claim, and March 2020 Claim, below.  As a result of SGRP's separate settlement of the Clothier Case, on June 13, 2018, the Company gave SBS notice that it would no longer reimburse any such legal expenses related to this legal action, and in connection with the termination of SBS' services, which ceased after July 2018, the Company advised SBS that the Company would no longer reimburse any SBS legal defense expenses, but SBS and Robert G. Brown continue to demand such reimbursements. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Clothier Litigation, below.

The Company received no services from SBS or SAS after the termination of their respective services took effect.  Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, in connection with any proceedings against SBS, SBS may additionally claim that the Company is somehow liable for the defense of and any judgment or similar amount imposed against SBS and pursue that claim with litigation. The Company does not believe there is any basis for such claims and would defend them vigorously. There can be no assurance that plaintiffs or someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS, or that the Company will be able to defend successfully any claim.  Any imposition of liability on the Company for any such amount could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

As a result of SBS filing for Chapter 11 bankruptcy (see Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, below), there can be no assurance that SBS will ever be able to fully pay any amounts owed to the Company by SBS and any damage awards resulting from any legal determination adverse to SBS that may result in third party creditors seeking payment from the Company in connection with SBS's bankruptcy case.  Mr. Robert G. Brown and his companies are and have been involved in a number of material adverse claims and actions against the Company.  On March 6, 2020, Robert G. Brown sent an email communication demanding payment to SBS from the Company of $1,707,374.  At SGRP’s March 2020 Board meeting, Mr. Bartels was requested by an independent director to compile a list of claims that he and Mr. Brown believe are owed by the Company. On March 17, 2020, that list was given to the Audit Committee Chairman and included additional claims, net of an anticipated reduction, totaling approximately $1.3 million, bringing their total claims to approximately $3 million.  The Company has completely rejected those unfounded and unsubstantiated claims, and believes it was released from all such claims by SBS in the SBS bankruptcy reorganization.  See Note 10 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, SBS Bankruptcy, Settlement and March 2020 Claim, and March 2020 Claim, below.  See also Infotech Litigation and Settlement, below.  While the Company believes that no such amount is owed, the ultimate result of this dispute cannot be known at this time.  The Company believes that the robust and comprehensive mutual releases in the SBS Settlement Agreement provide valuable relief from the current potential future claims and litigation by SBS respecting the Company's past involvement with SBS, including the March 2020 Claim.

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

The Company had utilized the services of SBS to support its in-store merchandising needs.  See Note 10 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, which led to repeated litigation respecting SBS' independent contractor classifications (see Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies --  SBS Field Specialist Litigation and SBS Clothier Litigation, below).  The Company has endeavored to mitigate the risks of such litigation by shifting to an all employee servicing model for Field Specialists to support the performance of the Company's services in California with the Company's own employees and by engaging an unrelated experienced independent vendor under contract and license to supply the Company with the services of such vendor’s Field Specialists in other jurisdictions. See Item 1. Business -- The Company's Labor Force, above.

The Company believes that its business model of executing its services domestically (other than in California, where the Company is using its own employees) through independent contractors provided by others is equally effective but inherently less costly than doing so with employees, both under applicable tax and employment laws and otherwise.  However, the Company continues to reevaluate its business model of using third party independent contractors as Field Specialists outside of California in light of changing client requirements and legal and regulatory environments.  The Company expects that using employees as Field Specialists in additional states will cost substantially more than using third party independent contractors for the same services.  See Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, below.

The Independent Field Vendor also utilizes independent contractors to the extent permitted by applicable law, and it is possible that the appropriateness of its treatment of Field Specialists as independent contractors will be periodically subject to legal review or challenge by various states and others.  The Company in its discretion may review and decide each request by the Independent Field Vendor for reimbursement of its legal defense expenses on a case-by-case basis, including the relative costs and benefits to the Company of doing so, but the Independent Field Vendor has agreed that the Company has no obligation to do so.  See Item 1. Business -- The Company's Labor Force, above.

To the Company's knowledge its Independent Field Vendor is not involved in any material proceeding involving its independent contractors.  However: (i)  if the Company approves its reimbursement of any material legal defense costs of the Independent Field Vendor approved; or if (ii) the Company somehow becomes liable for any legal expenses incurred by SBS, SAS, the Independent Field Vendor, any related party or any third party in defending any claim or satisfying any judgment against such parties; or (iii) if the Company somehow becomes liable through any judicial determination for any judgment against the Independent Field Vendor, Independent Field Administrator, SBS, SAS, any related party or other vendor or service provider (in whole or in part); or (iv) if any such proceeding or matter causes (A) any decrease in the Independent Field Administrator's or the Independent Field Vendor's performance (quality or otherwise), (B) any inability by the Independent Field Administrator or the Independent Field Vendor to execute the services for the Company or to continue with its present business model, or (C) any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists; then any of the foregoing, in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Current material and potentially material proceedings involving independent contractors against SBS and, in one instance, the Company are further described under the caption Legal Proceedings, below and in Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

Current and Potential Conflicts with Affiliates

SBS, SAS, and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP.  SBS, SAS and Infotech are not under the control or part of the consolidated Company and none of them was ever included in the Company's consolidated financial statements. SBS is an affiliate because it is owned by Robert G. Brown, and, through November 2018, was also owned in part by William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Infotech is an affiliate because it is owned by Robert G. Brown and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Mr. Brown and Mr. Bartels are the Majority Stockholders (see below) and founders of SGRP's predecessor, Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired) and will automatically again become a director of SGRP, as discussed below, and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP.  Mr. Brown and family members also have been and are stockholders, directors and executive officers of various other affiliates of SGRP.

Robert G. Brown, SBS, SAS and Infotech are and have been involved in a number of material adverse claims and actions against the Company, and have been engaged or have threatened to engage in legal proceedings against the Company, which may result in future judgments adverse to the Company.  On March 6, 2020, Robert G. Brown sent an email communication demanding payment to SBS from the Company of $1,707,374.  At SGRP’s March 2020 Board meeting, Mr. Bartels was requested by an independent director to compile a list of claims that he and Mr. Brown believe are owed by the Company. On March 17, 2020, that list was given to the Audit Committee Chairman and included additional claims, net of an anticipated reduction, totaling approximately $1.3 million, bringing their total claims to approximately $3 million.  The Company has completely rejected those unfounded and unsubstantiated claims, and believes it was released from all such claims by SBS in the SBS bankruptcy reorganization.  The Company does not believe there is any reasonable basis for any new similar claims and would defend them vigorously. See Legal Proceedings, below and  Dependence Upon and Risks of Services Provided by Third Party Independent Contractors and Related Litigation, above, and Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts, in these Risk Factors, below, and Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, and Note 10 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, SBS Bankruptcy, Settlement and March 2020 Claim, and March 2020 Claim, below.

Although neither SBS nor SAS has provided any services to the Company after their service terminations were effective on or shortly before July 31, 2018.  SBS and SAS have apparently continued to operate and claim that the Company owes them for all their post-termination expenses in perpetuity.  See Note 10 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, SBS Bankruptcy, Settlement and March 2020 Claim, and March 2020 Claim, below.  See also Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, below.

On March 6, 2020, Robert G. Brown sent an email communication demanding payment to SBS from the Company of $1,707,374.  At SGRP’s March 2020 Board meeting, Mr. Bartels was requested by an independent director to compile a list of claims that he and Mr. Brown believe are owed by the Company. On March 17, 2020, that list was given to the Audit Committee Chairman and included additional claims, net of an anticipated reduction, totaling approximately $1.3 million, bringing their total claims to approximately $3 million.  The Company has completely rejected those unfounded and unsubstantiated claims, and believes it was released from all such claims by SBS in the SBS bankruptcy reorganization.  All such invoices and demands have been rejected by the Company.  The Company has determined that it is not obligated to reimburse any such post-termination expense (other than for potentially reimbursing SAS for mutually approved reasonable short term ordinary course transition expenses in previously allowed categories needed by SAS to wind down its business, if any), and that such a payment would be an impermissible gift to a related party under Company policy and applicable law, which determinations have been supported by SGRP's Audit Committee.  The SBS invoices included legal expenses for its continuing defense in the Clothier Case even though SGRP on June 13, 2018, gave SBS notice that it would no longer reimburse any such expenses as a result of SGRP's separate settlement of the Clothier Case.   See Dependence Upon and Risks of Services Provided by Third Party Independent Contractors and Related Litigation, above, and Note 10 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, SBS Bankruptcy, Settlement and March 2020, and March 2020 Claim, and Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

The Company expects that SBS and SAS may use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of their post-termination expenses, including repeated litigation.  See Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

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

Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels, are significant stockholders of SGRP.  Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired) and will automatically again become a director of the SGRP, as discussed below, and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP.  Mr. Robert G. Brown and certain of his related parties, SP/R, Inc. Defined Benefit Pension Trust which is a trust for the benefit (in part) of Mr. Robert G. Brown and controlled by Mr. Robert G. Brown's children as its trustees (the "SP/R Trust", and together with Mr. Robert G. Brown the "Brown Group"), and Innovative Global Technologies, LLC ("IGT", and together with the Brown Group the "Brown Expanded Group") , and William H. Bartels together own approximately 54.3% of the SGRP Shares.  IGT received its SGRP Shares from Mr. Robert G. Brown.

The SGRP Shares owned by the Brown Expanded Group and Mr. Bartels are and at the time were sufficient for a unilateral action by written stockholder consent without the approval or involvement of the Board or any Committee.  On March 1, 2020, SGRP received delivery of fully-executed written consent actions (the "March 2020 Consents") from the Brown Expanded Group and Mr. Bartels increasing the Board size by one director, thereby creating a vacancy, and unilaterally selecting, appointing and electing Mr. Robert G. Brown to the Board to fill such vacancy. The Brown Extended Group and Mr. Bartels at that time had sufficient SGRP Shares to approve the March 2020 Consents.  SGRP is taking the position that Mr. Robert G. Brown's appointment as a director of SGRP will become effective and Mr. Robert G. Brown will be seated on the Board, on or about April 24, 2020, upon the required notice to SGRP's stockholders under applicable SEC rules.

On October 14, 2019, SGRP received delivery of fully-executed written consent actions (the "October 2019 Consents") from the Brown Group (prior to the IGT share transfer from Mr. Brown) and Mr. Bartels increasing the Board size by one director, thereby creating a vacancy, and unilaterally selecting, appointing and electing Mr. Panagiotis ("Panos") N. Lazaretos to the Board to fill such vacancy. The Brown Group and Mr. Bartels at that time had sufficient SGRP Shares to approve the October 2019 Consents.  See Information in Connection with Appointment of Robert G. Brown as a Director, and Proposal 1 -- Background, Brown Group Special Meeting Request, Brown Group Annual Meeting Proposal, Appointment and Election of Panagiotis ("Panos") N. Lazaretos as a Director in SGRP's Definitive Proxy Statement and Information Statement on Schedules 14A and 14C, respectively,  respecting the unilateral election of Robert G. Brown as a SGRP Director by written consents and SGRP's Special Meeting of Stockholders to be held virtually on April 23, 2020 (the "Proxy/Information Statement"), which was filed with the SEC on April 3, 2020.  See also Item 9B -- Other Information -- Failure to Maintain a Majority of Independent Directors on the Board, below.

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

On August 20, 2019, the Brown Group called for a special stockholder meeting (the "Special Meeting") that included several proposals for the stockholders to consider (the "Special Meeting Proposals").  The Special Meeting Proposals include the removal as directors from the Board of Mr. Arthur B. Drogue, Chairman of the Board, and Mr. R. Eric McCarthey, Chairman of the Governance Committee and former Chairman of the Audit Committee (through February 29, 2020), which could lead to a further violation of Nasdaq's Board Independence Rule. Messrs. Drogue and McCarthey are each independent directors.  See Proposals 1 and 2 in the Proxy/Information Statement.   The Special Meeting Proposals also included a proposal to consider and vote on increasing the size of the Board by one additional director if no vacancy then exists on the Board, and electing Mr. James R. Brown Sr. (brother of Robert G. Brown and father to Peter Brown a director and minority owner of SPAR Brazil) as a Director of SGRP to serve until the next annual meeting of stockholders and until his successor is elected and qualified (See Proposal 7 in the Proxy/Information Statement), which also could lead to a further violation of Nasdaq's Board Independence Rule. Since there is no presumption of independence, Mr. James R. Brown Sr. is currently considered non-independent.  See Risks of a Nasdaq Delisting and Penny Stock Trading, below.  See also Removal would Violate Nasdaq's Board Independence Rule, Determining Independence and Re-determining Status of Messrs. Mayer and Lazaretos, and Proposal 7 – Stockholder Proposal to Increase the Size of the Board By One Additional Director If No Vacancy Then Exists on the Board and to Elect James R. Brown Sr. as a Director in the Proxy/Information Statement.  See also Item 9B -- Other Information -- Failure to Maintain a Majority of Independent Directors on the Board, below.

Pursuant to the Company's previous Settlement, SGRP's By-Laws require any board vacancies to be exclusively filled by the Board within a 90 day period, giving time for the Board to follow SGRP's director nomination policy and locate, interview, review and evaluate candidates (the "Compromise Vacancy Procedure").  The Special Meeting Proposals also included a proposal to consider and approve the stockholder proposed Amendment No. 1 to the 2019 By-Laws to change the Compromise Vacancy Procedure and reduce the previously agreed upon period of time during which the Board may exclusively fill any vacancies on the Board from 90 days to 30 days (See Proposal 3 in the Proxy/Information Statement); If approved, such By-Law amendment would violate the Settlement Agreement, and would bypass the Compromise Vacancy Procedure and Nasdaq's nomination requirements.  The Special Meeting Proposals included proposals: (i) to consider and approve the stockholder proposed Amendment No. 2 to the 2019 By-Laws that would require the Board to have a majority of "Independent Directors" as newly defined in the proposed amendment (See Proposal 4 in the Proxy/Information Statement, which may be inconsistent with Nasdaq requirements.

On February 8, 2020, the Brown Extended Group called for a the addition of certain proposals (the "May Meeting Proposals") at the annual meeting of SGRP's stockholders in May (the "May Meeting") that included proposals for  amendments to the 2019 By-Laws attempting to (and would if submitted and approved) (i) change the stockholder votes required to elect directors and remove directors in such a way that would favor large majority shareholders; (ii) treat abstentions as other than votes of "no" or "against" as required by Delaware law; (iii) decrease the required stockholder participation in a special meeting request from 25% to 20%; and (iv) reduce to zero the period in which SGRP's Board (and its Governance Committee) may exclusively fill vacancies on the Board.  If approved, such By-Law amendment would violate the Settlement Agreement, and would bypass the Compromise Vacancy Procedure and Nasdaq's nomination requirements.

Mr. Brown (including the SP/R Trust and IGT) beneficially owns approximately 29.2% (or approximately 6.2 million shares) of the SGRP Common Stock); and Mr. Bartels beneficially owns approximately 25.1% (or approximately 5.3 million shares) of the SGRP Common Stock; which amounts were calculated using their respective individual beneficial ownership and the total outstanding ownership (approximately 21.1 million shares) of the SGRP Common Stock on a non-diluted basis at February 24, 2020.  This means that together Mr. Brown and Mr. Bartels (the "Majority Stockholders") beneficially own as a group a total of approximately 54.3% (or 11.5 million shares) of the SGRP Common Stock.  If Messrs. Brown and Bartels act together again as group they have, and under certain circumstances if Mr. Brown acts alone he has, the ability to control (or significantly influence in the case of Mr. Brown acting alone) the election or removal of directors, the approval or disapproval of acquisitions, mergers, employee benefit plans, amendments to the Company's charter and/or bylaws, changes in Board size and all other matters that must or could be approved by the Company's stockholders.

On June 1, 2018, June 29, 2018, July 5, 2018, August 6, 2018, January 25, 2019,  October 18, 2019, February 11, 2020 and March 11, 2020, the Majority Stockholders filed amended Schedule 13Ds with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert with respect to certain matters", including various listed items. Pursuant to those Schedule 13D filings, the Majority Stockholders have acted as a control group and adopted written consents to unilaterally, and without the participation of the Board, Governance Committee or other stockholders, add Mr. Robert G. Brown, Mr. Panagiotis ("Panos") Lazaretos, and Mr. Jeffrey A. Mayer to the Board and remove Mr. Laurence T. Kellar from the Board without cause.  Mr. Robert G. Brown will likely be seated on the Board on or about April 24, 2020.

Mr. Robert G. Brown and related parties also have executed written requests forcing SGRP to call a special stockholders' meeting (currently scheduled for April 23, 2020) to consider (i) removal of Mr. Arthur B. Drogue, currently one of five independent directors of SGRP and its Chairman, from the Board, without cause,(ii) removal of Mr. R. Eric McCarthey, currently one of five independent directors of SGRP and Chairman of its Governance Committee (as of 3-1-2020), from the Board, without cause,), (iii) addition to the Board of Mr. James R. Brown Sr. (who is the brother of Robert G. Brown and the father of Peter W. Brown, a director who joined the Board in May 2018 to represent the Brown family interests), and (iv) adoption of various amendments to SGRP's By-Laws which are favorable to the Majority Stockholders and not approved or supported by a majority of SGRP's Board or Independent Directors.

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

Mr. Brown and Mr. Bartels continue to request material payments from the Company for various reasons, which they appear to believe involve millions of dollars directly or indirectly owed to them, and which Mr. Brown has said he will litigate to obtain. As the Majority Stockholder group, Mr. Robert G. Brown and Mr. Bartels also had previously stated their desire to add new directors of their unilateral choosing, including their execution of Written Consents to add Mr. Robert G. Brown, Mr. Panagiotis ("Panos") Lazaretos, and Mr. Jeffrey A. Mayer to the Board and to remove Mr. Laurence T. Kellar from the Board without cause.  Mr. Robert G. Brown will likely be seated on the Board on or about April 24, 2020.  See Information in Connection with Appointment of Robert G. Brown as a Director in the Proxy/Information Statement.

Mr. Robert G. Brown and related parties also have executed written requests forcing SGRP to call a special stockholders' meeting (currently scheduled for April 23, 2020) to consider (i) removal of Mr. Arthur B. Drogue, currently one of five independent directors of SGRP and its Chairman, from the Board, without cause,(ii) removal of Mr. R. Eric McCarthey, currently one of five independent directors of SGRP and Chairman of its Governance Committee (as of 3-1-2020), from the Board, without cause,), (iii) addition to the Board of Mr. James R. Brown Sr. (who is the brother of Robert G. Brown and the father of Peter W. Brown, a director who joined the Board in May 2018 to represent the Brown family interests), and (iv) adoption of various amendments to SGRP's By-Laws which are favorable to the Majority Stockholders and not approved or supported by a majority of SGRP's Board or Independent Directors.  See the Proposals in the Proxy/Information Statement.

Acting as a group, Mr. Brown and Mr. Bartels could remove all or any part of the current Board by voting "remove" in the upcoming special stockholders meeting, or by voting "no" for targeted incumbents in the upcoming annual stockholders meeting or by executing more written consents.  With fewer or no independent directors on the Board, Mr. Brown and Mr. Bartels could eventually be able to pay themselves without any effective restriction or accountability.  The Company remains open to any reasonable settlement with Mr. Brown and Mr. Bartels that: (i) focuses on properly documented and substantiated claims; (ii) is approved as a related party transaction by SGRP's Audit Committee as fair, appropriate and beneficial to the Company and all of its stockholders; (iii) is acceptable to the Company's domestic lender; (iv) completely and finally releases the Company from current and future claims and litigation involving Mr. Brown, Mr. Bartels and their affiliates; and (v) stabilizes the Board and Company for a reasonable number of years.

There can be no assurance that the Majority Stockholders will refrain from together taking any further unilateral action through their written consents, coordinated votes as directors or stockholders, or otherwise. If such actions by the Majority Stockholders continue in the future, the Company must continue do devote significant management time and legal and financial resources, which would otherwise be spent on the Company's day-to-day business operations, to respond to and attempt to resolve the frequent claims, responses and actions by the Majority Stockholders (individually and on behalf of SBS, SAS and Infotech), which have been increasing in frequency and intensity. If the Majority Stockholders together continue to take such unilateral actions without restriction (see Note 6 to the Company's Consolidated Financial Statements -  Commitments and Contingencies -- Legal Matters – Delaware Litigations Settlement, below), it could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

Risks of Illiquidity in SGRP Common Stock

The market price of SGRP Common Stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2019, the sale price of SGRP Common Stock fluctuated from $0.51 to $1.38 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

●	The relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's co-founders (as noted below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price.

●	The substantial beneficial ownership of the Company's voting stock and potential control by Mr. Robert G. Brown and Mr. William H. Bartels, who are the Company's co-founders. Mr. Bartels is a director and Officer of the Company. Mr. Brown beneficially owns approximately 29.2% (or 6.2 million shares) of the SGRP Common Stock, and Mr. Bartels beneficially owns approximately 25.1% (or 5.3 million shares) of the SGRP Common Stock, which amounts were calculated using their individual beneficial ownerships and the total outstanding ownership (21.1 million shares) of the SGRP Common Stock on a non-diluted basis at February 24, 2020. This means that together they and their group beneficially own a total of approximately 53.2% (or 11.4 million shares) of the SGRP Common Stock (see Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, below).

●	The periodic potential risk of the delisting of SGRP Common Stock from trading on The Nasdaq Stock Market LLC ("Nasdaq") (as described below).

●	Any announcement, estimate or disclosure by the Company, or any projection or other claim or pronouncement by any of the Company's competitors or any financial analyst, commentator, blogger or other person, respecting (i) any new service created or improved, significant contract, business acquisition or relationship, or other publicized development by the Company or any of its competitors, or (ii) any change, fluctuation or other development in the Company's actual, estimated or desired affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition or in those of any of the Company's competitors, in each case irrespective of accuracy or validity and whether or not adverse or material.

●	The general volatility of stock markets, consumer and investor confidence, and the general state of the economy (which often affect the prices of stock issued by the Company and many others without regard to financial results or condition).

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

Risks of a Nasdaq Delisting and Penny Stock Trading

Passage of the Special Meeting Proposals to remove Mr. Arthur B. Drogue and Mr. R. Eric McCarthey as directors from the Board, and add Mr. James R. Brown Sr. (brother of Robert G. Brown and father to Peter Brown a director and minority owner of SPAR Brazil) as a director to the Board, could violate the Board Independence Rule (as defined below),  See Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts, above, and Removal would Violate Nasdaq's Board Independence Rule and Determining Independence and Re-determining Status of Messrs. Mayer and Lazaretos in the Proxy/Information Statement.  See also Item 9B -- Other Information -- Failure to Maintain a Majority of Independent Directors on the Board, below.

On December 31, 2019, SGRP received a notification letter from Nasdaq (the "Third Nasdaq Board Independence Deficiency Letter"), stating that SGRP no longer complied with Nasdaq's majority independent director requirement, as set forth in Nasdaq Listing Rule 5605(b)(1) (the "Board Independence Rule") as a result of the Majority Stockholders unilaterally selecting, appointing and electing Mr. Panagiotis ("Panos") N. Lazaretos to the Board. See Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts, above, and SGRP's Current Reports on Form 8-K as filed with the SEC on January 31, 2020, and January 7, 2020.

In a letter from SGRP to Nasdaq dated January 31, 2020, SGRP submitted the following compliance plan to Nasdaq (the "Third Compliance Plan"):

●

On January 23, 2020, the Governance Committee re-evaluated the independence of Mr. Lazaretos, Jeffrey A. Mayer and Peter W. Brown, which included their re-evaluation of information previously provided.

●

The Governance Committee discussed the information, reviewed the status of Peter Brown, Panos Lazaretos, Jeff Mayer and recognized that each director, according to their duty of care and loyalty to the public company, will operate and vote appropriately, including their responsibility to recuse themselves from voting on any issue they deem appropriate given any past or current relationships or dealings on any matter brought before the board.

●

Accordingly, the Governance Committee unanimously re-determined Mr. Lazaretos to be independent without regard to any related party restrictions, re-determined Mr. Mayer to be fully independent without regard to any (and removed all) related party restrictions, and confirmed Mr. Brown to be non-independent. (Mr. Mayer recused himself and abstained from the vote on his status.)

●

As a result, pursuant to that determination and the applicable previous Governance Committee's determinations, there were five independent directors on the Board as of January 23, 2020 (Arthur B. Drogue, Arthur H. Baer, R. Eric McCarthey, Jeffrey A. Mayer and Panagiotis ("Panos") N. Lazaretos) and three non-independent directors on the Board (Christiaan M. Olivier, William H. Bartels, and Peter W. Brown), which constitutes more than a majority of independent directors.

●	Accordingly, in a letter from SGRP confirmed the Governance Committee's belief that the Board now has a majority of independent directors and satisfies Nasdaq Listing Rule 5605(b)(1).

Nasdaq has not yet responded to the Third Compliance Plan.  Nasdaq informally indicated they were waiting for the Special Meeting Results respecting the Special Meeting Proposals on the proposed independent director removals and non-independent director addition described above.

On July 25, 2019, following the May departure of Jack Partridge, SGRP received a notification letter from Nasdaq (the "Second Nasdaq Board Independence Deficiency Letter") stating that SGRP was no longer in compliance with the Nasdaq's Board Independence Rule and Nasdaq Rule 5605(c) (the "Audit Committee Composition Rule") and that SGRP had until May 15, 2020 to correct those deficiencies.  See SGRP's Current Report on Form 8-K as filed with the SEC on July 31, 2019. On September 2, 2019, the Board appointed Arthur H. Baer to the Board to fill that and appointed Mr. Baer to the Board's Audit, Compensation and Governance Committees and Special Subcommittee, all on the recommendation of its Governance Committee.  On September 3, 2019, Mr. Baer agreed to serve on the Board and its Committees. SGRP's Governance Committee determined that Mr. Baer will be an independent director as he (among other things) satisfies the applicable requirements under Nasdaq rules, including under Rule 5605(a), SEC rules, and SGRP's governance documents and policies. For more details respecting Mr. Baer's appointment, see SGRP's Current Report on Form 8-K as filed with the SEC on September 6, 2019.

As a result, pursuant to that determination and the applicable previous Governance Committee's determinations, on September 6, 2019, SGRP had 4 independent directors out of 7, and thus the Board then had a majority of independent directors.  In addition to Mr. Baer, the independent directors are Mr. Arthur B. Drogue (Chairman of the Board and Chairman of the Governance Committee), Mr. R. Eric McCarthey (Chairman of the Audit Committee through February 29, 2018), and Jeffrey A. Mayer (Chairman of the Compensation Committee since August 2019).

On September 10, 2019, Nasdaq sent SGRP a letter, stating in part: "Based on the information regarding the appointment of Arthur H. Baer to the Company's Board of Directors and audit committee, effective September 3, 2019, Staff has determined that the Company complies with the Rules, and this matter is now closed.

SGRP received a notification letter from Nasdaq, dated December 13, 2018 (the "First Nasdaq Board Independence Deficiency Letter"), stating that SGRP no longer complied with Nasdaq's Board Independence Rule as a result of the Status Quo Order adding Mr. Jeffrey Mayer to SGRP's Board. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters – Delaware Litigation Settlement, below).  On January 31, 2019, SGRP submitted its plan to Nasdaq to regain compliance with the Board Independence Rule (the "First Compliance Plan").

In the First Compliance Plan, SGRP explained that it had more fully vetted and re-evaluated the independence of Mr. Mayer, based on (among other things) Mr. Mayer's independent business skills, his contribution to the Settlement (as defined in the Compliance Plan) process, his interactions with the Board of Directors of the Corporation (the "Board") over the last five months, and his lack of financial dealings with the Majority Stockholders (as defined in the Compliance Plan), and determined that he has the requisite independence  to be considered an independent director under Rule 5605 (a)(2)) for the purposes of serving on the Board and its Compensation Committee. He will, however, be considered an interested director and excluded from any decision respecting any related party matter (as defined in the Compliance Plan), which are within the Audit Committee's purview, and he is not being appointed to the Audit Committee or the Governance Committee.  However, he is now considered fully independent.  See above

On February 5, 2019, Nasdaq sent SGRP a letter stating that Nasdaq "Staff has determined that since the Company's Board of Directors currently consists of four independent and three non-independent directors, it complies with the Rule and this matter is now closed".

SGRP received a notification letter from Nasdaq dated December 10, 2018 (the "Nasdaq Bid Price Deficiency Letter"), stating that SGRP had failed to maintain a minimum closing bid price of $1.00 per share for shares of the SGRP Common Stock for the prior 30 consecutive business days preceding the Nasdaq Bid Price Deficiency Letter (i.e., October 25, 2018 - December 7, 2018) as required by Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule"). The Nasdaq Bid Price Deficiency Letter provided that SGRP had until June 10, 2019, as a grace period to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for a minimum of ten consecutive business days. By letter dated June 11, 2019, Nasdaq extended that grace period to December 9, 2019.  If at any time during the grace period the bid price of SGRP's Common Stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq would provide SGRP with written confirmation of compliance. On September 4, 2019, Nasdaq sent SGRP a letter stating in part that SGRP had regained compliance during the extended grace period with Nasdaq's minimum Bid Price Rule and that such matter was closed.

There can be no assurance that the Company will be able to comply in the future with Nasdaq's Board Independence Rule or Bid Price Rule or other Nasdaq continued listing requirements. See Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts, above. If the Company fails to satisfy the applicable continued listing requirement and continues to be in non-compliance with the Bid Price Rule and the applicable six-month grace period ends, Nasdaq may commence delisting procedures against the Company (during which the Company may have additional time of up to six months to appeal and correct its non-compliance).  If the SGRP Common Stock shares were ultimately delisted by Nasdaq, trading of the SGRP Common Stock could be limited to "over-the-counter" trades and the market liquidity of the SGRP Common Stock could be adversely affected, which could result in a decrease in the market price of the SGRP Common Stock due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting.  See also Item 9B -- Other Information -- Failure to Maintain a Majority of Independent Directors on the Board, below.

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

Risks of Having Material Local Investors and Local Executives in International and Domestic Subsidiaries

The Company's international model is to join forces with Local Investors (as defined below) having merchandising service expertise and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business. The Company also has begun to use this model in the United States (see Item 1 – Business - The Company's Domestic and International Segments, above). As a result, each of the Company's international subsidiaries (other than Canada and Japan) and NMS and RPI domestically are owned in material part by an entity in the local country where the international or domestic subsidiary resides and that entity is not otherwise affiliated with the Company (e.g., the "Local Investor"). The agreements between the Company and the Local Investor in the respective international or domestic subsidiaries specify, among other things, the equity, programming and support services the Company is required to provide and the equity, credit support, certain services and management support that the Local Investor is required to provide to the international or domestic subsidiary. Certain of those subsidiaries also may be procuring field merchandising execution through affiliates of the applicable Local Investors. The Local Investor or its principal generally is the Chief Executive Officer of the international or domestic subsidiary for an open-ended term and has considerable autonomy and authority over its operations. The Local Investors also may wish to conduct the subsidiary's business differently than desired by the Company. In the event of any disagreement or other dispute in the business relationships between the Company and Local Investor, the Local Investor may have one or more conflicts of interest with respect to the relationship and could cause the applicable international or domestic subsidiary to operate or otherwise act in a way that is not consistent with the Company's instructions or best interests.  Using Local Investors in an acquisition has risks.   See Inability to Identify, Acquire and Successfully Integrate Acquisitions, above.

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

Risks Associated with Foreign Currency

The Company also has foreign currency risk exposure associated with its international subsidiaries. In 2019, these foreign currency exposures were primarily concentrated in the Mexican Peso, South African Rand, Chinese Yuan, Japanese Yen, Indian Rupee, Canadian Dollar, Australian Dollar, and Brazilian Real.

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

The Company currently maintains its corporate headquarters in approximately 6,000 square feet of leased office space located in White Plains, New York, the lease for which originally expired November 30, 2022, however during 2019 the Company exercised an early lease termination option effecting a future lease termination of September 30, 2020. The Company maintains its data processing center and warehouse at its regional office in Auburn Hills, Michigan, under an extended operating lease expiring October 31, 2025. The Auburn Hills facility will become the corporate headquarters when the New York location is vacated in September 2020. However, new facilities may be added should the need arise in the future.

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

Background: Related Parties And Related Party Litigation

SPAR Business Services, Inc., f/k/a SPAR Marketing Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by an entity controlled by Robert G. Brown, and prior to November 2018, was owned by Robert G. Brown and William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels, Peter W. Brown and certain other relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech is an affiliate because it is owned by Robert G. Brown. Messrs. Brown and Bartels (including, as applicable, certain related parties, the "Majority Stockholders") collectively own approximately 53.2% of SGRP's common stock and are the founders of SGRP.  Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired) and will automatically again become a director of SGRP, as discussed below, and Mr. Bartels is Vice Chairman and a director of SGRP.  Mr. Bartels retired as an employee of the Company as of January 1, 2020 (in accordance with the actions of SGRP's Compensation Committee on January 22, 2020). See Bartels' Retirement and Director Compensation, in Note 16 to the Company's Consolidated Financial Statements -- Subsequent Events, below.  Messrs. Brown and Bartels also are stockholders, directors and/or executive officers of various affiliates of SGRP.

For recent actions by the Majority Stockholders to change or potentially change the Board and 2019 By-Laws, see Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts, above.

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

Additionally, as part of the Delaware Settlement, the parties to the Delaware Actions executed a Limited Mutual Release Agreement limited to the Delaware Actions, subject to specific exclusions (the "Delaware Releases"), and the parties to the Delaware Actions mutually agreed upon Stipulations of Dismissal ending those actions without prejudice and without admission or retraction of any fact cited therein, and the parties caused them to be filed with the Chancery Court on January 18, 2019.

The Delaware Releases are limited to matters related to those actions described therein and subject to specific exclusions, and the parties expressly preserved all unrelated actions and claims.  Accordingly, there remain a number of unresolved claims and actions (each a "Non-Settled Matter") between the Company and certain related parties, including (without limitation) post termination claims by and against SBS (which has been resolved  in a voluntary bankruptcy proceeding in Nevada by SBS -- see SBS Bankruptcy, Settlement, and March 2020 Claim, below) and SAS and the lawsuit by Infotech against the Company (which has been resolved in a settlement – see  Infotech Litigation and Settlement, below), by Messrs. Brown and Bartels for advancement and indemnification of legal fees and expenses in connection with the Delaware Actions and certain related party claims (see Advancement Claims, below).  For further information regarding the details of the Delaware Settlement, the Delaware Releases, the Non-Settled Matters, see Note 8 to the Company's Consolidated Financial Statements in Commitments and Contingencies -- Legal Proceedings – Related Parties and Related Party Litigation – Delaware Litigation Settlement, Advancement Claims and Non-Settled Matters, SBS Field Specialist Litigation, SBS Clothier Litigation, and SGRP Hogan Litigation in SGRP's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019 (the "Q2 2019 Quarterly Report"). and Note 8 to the Company's Consolidated Financial Statements in the Commitments and Contingencies -- Legal Proceedings -- SBS Rodgers Litigation in SGRP's Quarterly Report on Form 10-Q filed with the SEC on November 18, 2018 (the "Q3 2018 Quarterly Report").

Background:  Recent Actions of the Majority Stockholders and their Control Group

On June 1, 2018, June 29, 2018, July 5, 2018, August 6, 2018, January 25, 2019,  October 18, 2019, February 11, 2020 and March 11, 2020, the Majority Stockholders filed amended Schedule 13Ds with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert with respect to certain matters", including various listed items. Pursuant to those Schedule 13D filings, the Majority Stockholders have acted as a control group and adopted written consents to unilaterally, and without the participation of the Board, Governance Committee or other stockholders, add Mr. Robert G. Brown, Mr. Panagiotis ("Panos") Lazaretos, and Mr. Jeffrey A. Mayer to the Board and remove Mr. Laurence T. Kellar from the Board without cause.  Mr. Robert G. Brown will likely be seated on the Board on or about April 24, 2020.  See Risks of a Nasdaq Delisting and Penny Stock Trading, above

Prior to SGRP's 2019 annual stockholders' meeting (the "2019 Annual Meeting"), Jack Partridge, an independent director of SGRP, retired effective as of the close of business on May 15, 2019. Mr. Partridge indicated that he was prepared to serve on the Board for another year, but based on Mr. Partridge's discussions with Mr. Bartels and the preliminary vote totals (including Mr. Brown's votes), Mr. Partridge believed that the Majority Stockholders would vote "against" him, so he elected to retire before the 2019 Annual Meeting.

On July 10, 2019, Robert G Brown wrote in an email communication to Arthur B. Drogue, an independent director and Chairman of the Board, to which he copied Mr. Bartels, Mr. Peter W. Brown and Mr. Jeffery Mayer (each a director), expressing Mr. Brown's concerns with the positions of certain of SGRP's directors (the "July 10 Email"), including the independent directors.   The concerns listed in the July 10 Email include SGRP's refusal to reimburse the alleged expenses of entities owned by, or affiliated with, the Majority Stockholders, that have not been approved by the Audit Committee and SGRP's management (collectively, the "Brown Demands"). Mr. Bartels has since repeated several of the Brown Demands. These amounts were included in his March 2020 Demand (See SBS Bankruptcy, Settlement, and March 2020 Claim, below).  Mr. Brown further demanded in the July 10 Email that the directors change their positions and accept the Brown Demands or resign.  In the July 10 Email, Mr. Brown indicated his desire to have SGRP's directors acquiesce to his requests or resign, neither of which SGRP's independent directors believe are in the best interests of SGRP and its stockholders, which Mr. Drogue communicated to the Majority Stockholders in response to the July 10 Email.  For further information regarding Mr. Brown's demands, his threatened removal of directors who oppose such demands and the Majority Stockholders' request to hold a special stockholders meeting to affect such director removals. See SGRP's Current Report on Form 8-K filed with the SEC on August 23, 2019.

In furtherance of furthered such threats to remove directors who do not comply with his demands, Mr. Robert G. Brown and related parties have executed and delivered written requests forcing SGRP to call a special stockholders' meeting (currently scheduled for April 23, 2020) to consider (i) removal of Mr. Arthur B. Drogue, currently one of five independent directors of SGRP and its Chairman, from the Board, without cause,(ii) removal of Mr. R. Eric McCarthey, currently one of five independent directors of SGRP and Chairman of its Governance Committee (as of 3-1-2020), from the Board, without cause,), (iii) addition to the Board of Mr. James R. Brown Sr. (who is the brother of Robert G. Brown and the father of Peter W. Brown, a director who joined the Board in May 2018 to represent the Brown family interests), and (iv) adoption of various amendments to SGRP's By-Laws which are favorable to the Majority Stockholders and not approved or supported by a majority of SGRP's Board or Independent Directors.  See Risks of a Nasdaq Delisting and Penny Stock Trading, above.  See SGRP's Definitive Proxy Statement and Information Statement on Schedules 14A and 14C, respectively, for the registrant's 2020 Special Meeting of Stockholders scheduled to be held on April 23, 2020, as filed with the Securities and Exchange Commission on April 3, 2020.

For additional recent actions by the Majority Stockholders to change or potentially change the Board and 2019 By-Laws, see Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts, above.

Advancement Claims

From October 2018 through January 2019, the Majority Stockholders, in a series of correspondence, demanded from SGRP advancement and indemnification of their respective shares of legal fees and expenses incurred by them in connection with the By-Laws Action and the 225 Action and other related party litigation matters.

On November 2, 2018, in a letter from his counsel, Mr. Bartels demanded advancement of his proportionate share of the legal fees and expenses incurred in his defense of the By-Laws Action against him.

SGRP's Audit Committee determined on November 5, 2018, that Mr. Bartels was not entitled to indemnification by SGRP for his fees and expenses incurred in his defense of the By-Laws Action because (among other things) Mr. Bartels was sued predominately as a stockholder in the By-Laws Action and not as a director and the By-Laws Action alleged numerous instances of improper conduct by Mr. Bartels that could preclude indemnification under the Corporation's By-Laws. However, the Audit Committee made no determination regarding improper conduct or the issue of advancement.

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

In December 2018 SGRP reached agreement with Mr. Bartels through counsel to conditionally make his reasonably documented Allocated By-Laws Expenses (the "Bartels Advancement Settlement"), pursuant to which payment to Mr. Bartels of the accepted Allocated By-Laws Expenses was paid in April 2019.  If Mr. Bartels is ultimately determined to not be entitled to indemnification, he could still be obligated to return all amounts advanced to him by SGRP.

On December 3, 2018, Robert G. Brown sent an email to Mr. McCarthey, Chairman of SGRP's Audit Committee, demanding advancement from SGRP for his proportionate share of the legal fees and expenses incurred by him in the By-Laws Action against him (the "Brown Advancement Demand").

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

On January 27, 2019, Mr. Robert G. Brown sent a draft of his proposed Delaware litigation complaint in an email to Arthur Drogue, SGRP's Chairman, threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated in an email to Mr. McCarthey on February 2, 2019. On March 21, 2020, Mr. Robert G. Brown repeated the Brown Advancement Demand and sent a slightly revised draft complaint that would purportedly change the contemplated litigation jurisdiction from Delaware to Massachusetts.  No explanation was given for this change and SGRP believes that Mr. Robert G. Brown does not live or work in Massachusetts, but Mr. Robert G. Brown's brother, James S. Brown, is a Massachusetts lawyer and a candidate for election as a SGRP director at the April 23, 2020, special stockholder meeting at the unilateral direction of Mr. Robert G. Brown and related parties.  No such complaint has been filed by Mr. Brown through April TBD, 2020, and SGRP continues to deny the Brown Advancement Demand.  In addition, SGRP believes that the Delaware Court has exclusive jurisdiction pursuant to SGRP's 2019 Restated By-Laws and the Settlement.

For further information regarding such advancement claims, see Note 8 to the Company's Consolidated Financial Statements in the Q2 2019 Quarterly Report - Commitments and Contingencies -- Legal Proceedings – Advancement Claims.

SBS Bankruptcy, Settlement and March 2020 Claim

On November 23, 2018, SBS petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "SBS Chapter 11 Case").  On March 18, 2019, the Company filed claims in the SBS Chapter 11 Case seeking reimbursement for $378,838 for SMF's funding of the Affinity Security Deposits and $12,963 for SMF's funding of the field payment checks that would have otherwise bounced, and $1,839,459 for indemnification of SGRP for its settlement (see below) of the Clothier class action case in California ("Clothier") and legal costs and an unspecified amount for indemnification of SGRP for the Hogan action (see below) and other to be discovered indemnified claims.

On August 6, 2019, SGRP, and its subsidiaries SPAR Marketing Force, Inc. ("SMF"), a Nevada corporation, and SPAR Assembly & Installation, Inc., f/k/a SPAR National Assembly Services, Inc., a Nevada corporation, submitted to the U.S. District Court in Nevada (the "Bankruptcy Court") their Compromise and Settlement Agreement, dated July 26, 2019 (the "Settlement Agreement"), with SBS, a Nevada corporation formerly known as SPAR Marketing Services, Inc., debtor and debtor-in-possession, and SBS, LLC, a Nevada limited liability company.  The Settlement Agreement was submitted in the SBS Chapter 11 Case.  Pursuant to the Settlement Agreement, the Company settled its claims for (among other things) indemnification from SBS in Clothier and the Rodgers class action case in Texas ("Rodgers"), and SBS released all receivable and other claims against the Company.  See Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions – SBS Bankruptcy, Settlement, and March 2020 Claim, above.

On August 6, 2019, the Bankruptcy Court approved the Settlement Agreement and the SBS reorganization pursuant to SBS' First Amended Chapter 11 Plan of Reorganization, as amended by the Settlement Agreement (the "Plan of Reorganization").  Pursuant to its Plan of Reorganization, SBS also settled its potential liability in the Clothier and Rodgers cases, but Robert G. Brown and William H. Bartels were not released from Clothier, any related case or Rodgers.  For further information regarding the Clothier and Rodgers cases, the SBS bankruptcy and the Settlement Agreement, including SBS's potential competition with SGRP and the potential involvement of certain SGRP directors in the management of SBS following the Plan of Reorganization, see SGRP's Current Report on Form 8-K filed with the SEC on Aug 8, 2019.  See Note 8 to the Company's Consolidated Financial Statements in the Commitments and Contingencies -- Legal Proceedings -- SBS Rodgers Litigation in the Q3 2018 Quarterly Report.  In the Settlement Agreement, except for the carve out described in the next paragraph, SBS completely released the Company from all obligations that may be owed to SBS.

On March 6, 2020, Robert G. Brown demanded payment in full of $1,707,374 to SBS from SMF and SGRP pursuant to the SBS Settlement Agreement.  The Settlement Agreement includes a specific carve out clause for the payment of specific fees for services provided by SBS to SMF.  The clause required a special review, by a third party prominent auditing firm, as verification that SMF actually made those payments to SBS.   The report has been completed and properly supports the Company’s position that all such fees were paid to SBS (the "March 2020 Claim"). The Company disagrees that such amount is owed. The Company believes that the robust and comprehensive mutual releases in the SBS Settlement Agreement provide valuable relief from potential future claims and litigation by SBS respecting the Company's past involvement with SBS, including the March 2020 Claim.  However, Robert G. Brown, president, director and indirect owner of  SBS, since and notwithstanding the Court's approval of the SBS Settlement Agreement, has continued to allege that the claims and amounts that were fully released pursuant to the SBS Settlement Agreement and approved by the bankruptcy court are due to SBS from the Company, and the Company strongly disagrees.

At SGRP’s March 2020 Board meeting, Mr. William H. Bartels was requested by an independent director to compile a list of claims that he and Mr. Brown believe are owed by the Company. On March 17, 2020, that list was given to the Audit Committee Chairman and included additional claims, net of an anticipated reduction, totaling approximately $1.3 million, bring their total claims to approximately $3 million.  Since all such SBS claims have been completely released by SBS (with Mr. Brown's approval), the Company owes nothing and will not accrue anything respecting Mr. Brown's renewed claims.

The March 2020 Claim includes estimates for the legal defenses of Robert G. Brown and William H. Bartels in California ("PAGA") and Texas ("Rodgers") in cases that do not involve and never included the Company and for which the Company believes it has no liability.  The March 2020 Claim also includes defense expenses for SBS' Clothier case, which expenses SBS settled for a highly discounted amount in its bankruptcy reorganization but now wants the Company to pay in full. SBS in its bankruptcy reorganization settled its potential liability in the Rodgers and Clothier cases has, and since July 2019 had, no more defense expenses in those cases.  SGRP settled Clothier separately and was never in the Rodgers case. However, the alleged continued willful misclassification by SBS of its ICs after the Clothier misclassification determination is the basis for the PAGA lawsuit against Brown and Bartels. See Note 8 to the Company's Consolidated Financial Statements in the Commitments and Contingencies -- Legal Proceedings -- SBS Field Specialist Litigation, SBS Clothier Litigation, and SGRP Hogan Litigation in SGRP's Quarterly Report in the Q2 2019 Quarterly Report, and Note 8 to the Company's Consolidated Financial Statements in the Commitments and Contingencies -- Legal Proceedings -- SBS Rodgers Litigation in SGRP's Quarterly Report on Form 10-Q filed with the SEC in the Q3 2018 Quarterly Report. Mr. Bartels' list also includes payments of $500,000 per year to Robert G. Brown for extended retirement and advisory fees, although the Company has never proposed, committed or agreed to them and on several occasions specifically rejected Mr. Brown's proposals in various forms for them.

Infotech Litigation and Settlement

On September 19, 2018, SGRP was served with a Summons and Complaint by SPAR InfoTech, Inc. ("Infotech"), an affiliate of SGRP that is owned principally by Robert G. Brown (one of the Majority Stockholders) as plaintiff commencing a case against SGRP (the "Infotech Action"). The Infotech Action sought payment from SGRP of approximately $190,000 for alleged lost tax benefits and other expenses that it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and that were previously denied on multiple occasions by both management and SGRP's Audit Committee (whose approval was required because Infotech is a related party).

In 2016, SGRP acquired SPAR Brasil Serviços de Merchandising e Tecnologia S.A. ("SPAR BSMT"), its Brazilian subsidiary, with the assistance of Robert G. Brown (while he was still Chairman and an officer and director of SGRP) and his nephew, Peter W. Brown, who became an indirect 10% owner of SPAR BSMT, and later became a director of SGRP on May 3, 2018. Robert G. Brown used his private company, Infotech and undisclosed foreign companies to structure the acquisition for SGRP.

Robert G. Brown incurred his alleged expenses associated with the transaction through Infotech, including salary allocations for unauthorized personnel and claims for his "lost tax breaks".  Robert G. Brown submitted his unauthorized and unsubstantiated "expenses" to SGRP, and SGRP's Audit Committee allowed approximately $50,000 of them (which was paid by the Company) and disallowed approximately $150,000 of them.  His claim increased to over $190,000 in the Infotech Action.  The Company vigorously denied owing any of those amounts.

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

In order to avoid the expenses of protracted litigation, SGRP's Management and the Audit Committee agreed that it would be in the best interest of all stockholders to reach a reasonable settlement of both the Infotech Action and the Romanian Claim for installment payments in reasonable amounts and mutual releases of all other related claims.  Management had offed $225,000 to settle both, but at the urging of the Board and assurances of several Board members that it would help them persuade Robert G. Brown to settle, management agreed to increase the settlement offer to a total of $275,000.  After extensive negotiation between the Company and Infotech, Robert G. Brown accepted the $275,000 offer and the parties entered into the Confidential Settlement Agreement and Mutual Release on October 8, 2019 (the "Infotech Settlement Agreement"), which was approved and ordered by the Court on October 30, 2019, and the Infotech Action was discontinued (dismissed) with prejudice.

The Infotech Settlement Agreement requires the Company to make payments totaling $275,000 in four installments: (i) $75,000 following Court approval (which Payment has already been made); (ii) $75,000 within 30 days following discontinuance of the Infotech Action (which was discontinued on October 30, 2019); (iii) $75,000 within 60 days following discontinuance of the Infotech Action; and (iv) $50,000 within 90 days following discontinuance of the Infotech Action.  The Company paid the first four installments and has made an appropriate accrual for the final installment as of December 31, 2019.  In January 2020, the Company made the final payment to Infotech.

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

The Company settled its potential liability (as a current or former party) under two class action lawsuits against SBS, namely Clothier and Hogan.  SBS was separately dismissed from the Hogan class action prior to the Company's settlement.  SBS settled with Clothier and Rodgers in the SBS Bankruptcy, but Robert G. Brown and William H. Bartels were not released from Clothier, any related case or Rodgers (see above).  The Company has never been a party to the Rodgers case.  See Note 8 to the Company's Consolidated Financial Statements in the Q2 2019 Quarterly Report - Commitments and Contingencies -- SBS Clothier Litigation and SGRP Hogan Litigation, and Note 8 to the Company's Consolidated Financial Statements in the Commitments and Contingencies -- Legal Proceedings -- SBS Rodgers Litigation in the Q3 2018 Quarterly Report.

Any claim made and proven by Robert G. Brown, William H. Bartels, SBS, SAS, any other related party or any third party that the Company is somehow liable (through indemnification or otherwise) for any judgment or similar amount imposed against Mr. Brown, Mr. Bartels, SBS or SAS or any other related party, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected. See Note 8 to the Company's Consolidated Financial Statements in the Q2 2019 Quarterly Report - Commitments and Contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally

SGRP's certificate of incorporation authorizes it to issue 47,000,000 shares of common stock with a par value of $0.01 per share (the "SGRP Common Stock"), which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP". On December 31, 2019, there were 21,102,335 shares of SGRP Common Stock outstanding in the aggregate (which does not include Treasury Shares), and 8.4 million shares (or approximately 38.0%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate on a non-diluted basis (i.e., SGRP's public float). See Item IA - Risk Factors - Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, above, and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below.

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as SGRP's Board of Directors may establish in its discretion from time to time. SGRP has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series A Preferred Stock (the "Series A Preferred Stock"), which preferred shares have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. 554,402 shares of Series A preferred stock were previously issued, reacquired and retired. After such retirement, 2,445,598 shares of Series A Preferred Stock remain authorized and available for issuance. At December 31, 2019, no shares of Series A Preferred Stock were issued and outstanding. SGRP can change or cancel the authorized Series A Preferred Stock, and to the extent it reduces such authorization without issuance, it can create other series of Preferred Stock with potentially different dividends, preferences and other terms. The holders of SGRP Common Stock and Series A Preferred Stock vote together for directors and other matters, other than matters pertaining only to the Series A Preferred Stock (such as amending SGRP's Certificate of Designation of Series A Preferred Stock) where only the holders of the Series A Preferred Stock are entitled to vote.

Market Information

SGRP's Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP".  As of December 31, 2019, there were approximately 165 stockholders of record.

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

Stock Repurchase Program

The Company's 2017 Stock Repurchase Program (the "2017 Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on November 10, 2017 and ratified on March 14, 2018.  Under the 2017 Repurchase Program, SGRP may repurchase shares of SGRP Common Stock through November 10, 2020, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). As of December 31, 2019, the Company had 500,000 shares remaining to be purchased under the 2017 Repurchase Program.

SGRP Common Stock Issuances

During 2019, the Company issued 317,852 new shares of SGRP Common Stock in support of its requirement to satisfy employee exercised stock option grants under its existing registered stock compensation and stock purchase plans (See Note 11 – Stock Based Compensation). In 2018, SGRP did not issue any new SGRP Common Stock.

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

Overview

SPAR Group, Inc. ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandise, office supply, grocery, drug, dollar, home improvement, independent, automotive, convenience and electronics stores, as well as providing furniture and other product assembly services in stores, homes and offices and marketing research services. The Company has supplied these services in the United States since certain of its merchandising predecessors were formed in 1985 and research predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May 2001. Today the Company operates in 10 countries that encompass approximately 50% of the total world population through operations in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

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

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $438,000 and $533,000 at December 31, 2019, and 2018, respectively. Bad debt expense was $83,000 and $196,000 for the years ended December 31, 2019 and 2018, respectively.

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

The Company capitalized approximately $1.3 million of costs related to software developed for internal use in both 2019 and 2018, and recognized approximately $1.3 million of amortization of capitalized software for both the years ended December 31, 2019 and 2018.

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (dollars in millions).

	Year Ended December 31,
	2019	%	2018	%
Net revenues	$252.9	100%	$229.1	100%
Cost of revenues	203.6	80.5	184.9	80.7
Selling, general & administrative expense	36.9	14.6	38.4	16.8
Depreciation & amortization	2.2	0.9	2.1	0.9
Interest expense, net	1.0	0.4	1.0	0.5
Other (income), net	(0.3)	(0.1)	(0.4)	(0.2)
Income before income taxes	9.4	3.7	3.1	1.3
Income tax expense	3.6	1.4	1.4	0.6
Net income	5.8	2.3	1.7	0.7
Net income attributable to non-controlling interest	(3.4)	(1.4)	(3.2)	(1.4)
Net income (loss) attributable to SPAR Group, Inc.	$2.4	1.0%	$(1.5)	(0.7)%

Results of operations for the year ended December 31, 2019, compared to the year ended December 31, 2018

Net Revenues

Net revenues for the year ended December 31, 2019, were $252.9 million compared to $229.2 million for the year ended December 31, 2018, an increase of $23.7 million or 10.3%.  Domestic contributed $10.7 million and the international segment contributed $13.0 million of the increase year over year.

Domestic net revenues totaled $90.7 million and $80.0 million at December 31, 2019 and 2018, respectively. The increase of $10.7 million or 13.3% is primarily attributable to project growth.

International net revenues totaled $162.2 million for the year ended December 31, 2019, compared to $149.1 million for the year ended December 31, 2018, an increase of $13.1 million or 8.8%. The increase in 2019 international net revenues was primarily due to increased revenue in Brazil, Mexico, Canada, and Japan.  See Note 12 to the Company's Consolidated Financial Statements – Segment Information, below.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 80.5% of net revenue for the year ended December 31, 2019 compared to 80.7% of net revenues for the year ended December 31, 2018.

Domestic cost of revenue as a percent of net revenue was 76.5% for both years ended December 31, 2019 and 2018.

International cost of revenue as a percent of net revenue was 82.8% and 82.9% for the years ended December 31, 2019 and 2018, respectively.  The international cost of revenue percentage decrease of 0.1% percentage point was primarily due to margin improvements in Mexico, India, and Brazil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $36.9 million and approximately $38.4 million for the years ended December 31, 2019 and 2018, respectively.

Domestic selling, general and administrative expenses totaled approximately $16.9 million for the year ended December 31, 2019 compared to approximately $19.9 million for the year ended December 31, 2018.  Of the decrease of approximately $3.0 million, the cost savings is attributed to SGRP ($2 million) and Resource Plus ($800,000).

International selling, general and administrative expenses totaled approximately $20.0 million and $18.5 million for the years ended December 31, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense totaled approximately $2.2 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively.

Interest Expense

The Company's interest expense was $1.0 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively.

The international segment contributed $402,000 to the decrease in the Company's 2019 interest expense primarily due to borrowing requirements from the Company's subsidiary in Brazil and a reduction in interest income in South Africa. In the domestic segment, 2019 interest expense increased by approximately $353,000 compared to 2018 primarily due to rate increase.

Other Income

Other income was $266,000 and $406,000 for the years ended December 31, 2019 and 2018, respectively.

Income Tax

The income tax expense for the years ended December 31, 2019 and 2018 was $3.6 million and $1.4 million, respectively.

Non-controlling Interest

Net operating profits from the non-controlling interests, relating to the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $3.4 million and $3.2 million for the years ended December 31, 2019 and 2018, respectively.

Net Income (Loss)

The Company reported a net income attributable to SPAR Group, Inc. of $2.4 million for the year ended December 31, 2019, or $0.12 per basic share, compared to a net loss of $1.5 million for the year ended December 31, 2018, or ($0.07) per diluted share, based on basic shares outstanding of 20.9 million at December 31, 2019, and 20.7 million at December 31, 2018.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

For the years ended December 31, 2019 and 2018, the Company had net income before non-controlling interest of $5.8 million and $1.5 million, respectively.

Net cash provided by operating activities was $6.1 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively. Net cash provided by operating activities was primarily due to cash impacting earnings and increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable, and prepaid and other assets.

Net cash used in investing activities for the years ended December 31, 2019 and 2018, was approximately $1.4 million and $0.9 million, respectively. The net cash used in investing activities during 2019 was attributable to fixed asset.

Net cash used in financing activities for the year ended December 31, 2019 was approximately $2.0 million compared to $0.2 million provided by financing activities in 2018. Net cash used in financing activities during 2019 was primarily due to net borrowing on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the year ended December 31, 2019 of approximately $3.3 million.

At December 31, 2019, the Company had net working capital of $17.4 million, as compared to net working capital of $12.6 million at December 31, 2018. The Company's current ratio was 1.4 and 1.3 at December 31, 2019 and December 31, 2018, respectively.

Credit Facilities:

The Company is a party to various domestic and international credit facilities. See Note 4 to the Company's Consolidated Financial Statements – Credit Facilities.

These various domestic and international credit facilities require compliance with their respective financial covenants. During 2019, the Company was in compliance with all other financial covenants.

Management believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing operations over the next year. However, delays in collection of receivables due from any of the Company's major clients, a significant reduction in business from such clients, or a negative economic downturn resulting from the impact of the COVID-19 virus, could have a material adverse effect on the Company's business, cash resources and ongoing ability to fund operations.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2019.

Management's Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company's current disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's 2019 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

At the time of his appointment, Mr. Lazaretos was classified as non-independent and caused SGRP to fail to comply with the Nasdaq's Board Independence Rule.  On December 31, 2019, SGRP received a notification letter from Nasdaq (the "Nasdaq Board Independence Deficiency Letter"), stating that SGRP was no longer in compliance with the Board Independence Rule as a result of Mr. Lazaretos being added to the Board pursuant to the Written Consents of the Majority Stockholders. See SGRP's Current Reports on Form 8-K as filed with the SEC on January 31, 2020, and January 7, 2020. See also SGRP's Current Reports on Form 8-K as filed with the SEC on January 31, 2020, September 16, 2019, August 23, 2019 and August 12, 2019.

On January 23, 2020, the Governance Committee re-evaluated the independence of Mr. Lazaretos and Mr. Mayer, which included their re-evaluation of information previously provided. Accordingly, the Governance Committee believes that the Board now has a majority of independent directors and satisfies Nasdaq Listing Rule 5605(b)(1) and has advised Nasdaq of the above in a letter on February 4, 2020.

The Governance Committee has not yet evaluated the independence of Robert G. Brown. However, Robert G. Brown is the uncle of Mr. Peter Brown, and is a significant stockholder of SGRP, a member of a 13D control group, and SGRP's former Chairman and director. Since there is no presumption of independence under Nasdaq Rules or the Charter of the Governance Committee, Robert G. Brown will be considered non-independent unless and until determined otherwise by the Governance Committee (if ever).

The eight-member Board currently has five independent directors (Arthur B. Drogue, Arthur H. Baer, R. Eric McCarthey, Jeffrey A. Mayer and Panagiotis ("Panos") N. Lazaretos) and three non-independent directors on the Board (Christiaan M. Olivier, William H. Bartels, and Peter W. Brown), which constitutes more than a majority of independent directors, and the Company believes satisfies Nasdaq's Board Independence Rules. See SGRP's Current Report on Form 8-K respecting such compliance as filed with the SEC on September 16, 2019, and for details respecting Arthur Baer's appointment as an independent director, see SGRP's Current Report on Form 8-K as filed with the SEC on September 6, 2019.  When Robert G. Brown's appointment as a director of SGRP becomes effective, the nine-member Board will have five independent directors on the Board, and four non-independent directors, which constitutes more than a majority of independent directors and which will satisfy Nasdaq's Board Independence Rules.

However, Robert G. Brown's appointment will result in SGRP having less than a majority (three out of seven or four out of eight) of independent directors as required by applicable Nasdaq rules if, at the Special Meeting pursuant to the Written Request, stockholders vote "for" the proposals respecting the removal of Mr. Arthur B. Drogue and Mr. R. Eric McCarthey (currently two of five independent directors of SGRP) from the Board.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth under the captions "The Board of Directors of the Corporation", "Executives and Officers of the Corporation", "Security Ownership of Certain Beneficial Owners and Management" and "Corporate Governance" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 13, 2020, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2020, but not later than 120 days after the end of the Company's 2019 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

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

Item 11. Executive Compensation

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation, Directors and Other Information", "Executive Compensation, Equity Awards and Options", and "Compensation Plans", in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 13, 2020, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2020, but not later than 120 days after the end of the Company's 2019 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation, Equity Awards and Options", and "Compensation Plans" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 13, 2020, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2020, but not later than 120 days after the end of the Company's 2019 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth under the caption "Transactions with Related Persons, Promoters and Certain Control Persons" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 13, 2020, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2020, but not later than 120 days after the end of the Company's 2019 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

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

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth under the caption "PROPOSAL 2 - RATIFICATION, ON AN ADVISORY BASIS, OF THE APPOINTMENT OF BDO USA, LLP AS THE COMPANY'S PRINCIPAL INDEPENDENT ACCOUNTANTS" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 13, 2020, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2020, but not later than 120 days after the end of the Company's 2019 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the section "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.     Index to Financial Statements filed as part of this report:

2.     Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019 and 2018	F-46

3.	Exhibits

Exhibit Number	Description

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

10.11

First Amendment to Amended and Restated Change in Control Severance Agreement between James R. Segreto and SGRP dated as of November 8, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.12	Amended and Restated Change in Control Severance Agreement between Kori G. Belzer and SGRP, dated as of September 5, 2017 (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.13

First Amendment to Amended and Restated Change in Control Severance Agreement between Kori G. Belzer and SGRP dated as of November 8, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.14

Amended and Restated Change in Control Severance Agreement between Gerard Marrone and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.15

First Amendment to Amended and Restated Change in Control Severance Agreement between Gerard Marrone and SGRP dated as of November 8, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.16

Amended and Restated Change in Control Severance Agreement between Steven J. Adolph and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.4 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.17

Executive Officer Severance Agreement between Steven J. Adolph and SGRP dated as of June 17, 2016 (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.18

Corrected First Amendment to Severance Agreements between Steven J. Adolph and SGRP dated as of August 8, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.19

Second Amendment to Severance Agreements between Steven J. Adolph and SGRP dated as of November 8, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.20

Amended and Restated Change in Control Severance Agreement between Lawrence David Swift and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.5 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.21

First Amendment to Amended and Restated Change in Control Severance Agreement between Lawrence David Swift and SGRP dated as of November 8, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

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

10.24

First Amendment to Severance Agreements between Christiaan M. Olivier and SGRP dated as of November 8, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

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

10.50

Loan and Security Agreement entered into as of April 10, 2019, by and among North Mill Capital LLC, a Delaware limited liability company ("North Mill"), SPAR Marketing Force, Inc., a Nevada corporation (the "US NM Borrower"), SPAR Canada Company, an unlimited company organized under the laws of Nova Scotia (the "Canadian NM Borrower"), and each of SPAR Group, Inc., a Delaware corporation ("SGRP"), and SPAR Acquisition, Inc., SPAR Canada, Inc., SPAR Trademarks, Inc., and SPAR Assembly & Installation, Inc., each a Nevada corporation (including SGRP, each as a "NM Guarantor"), (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.51

$12,500,000.00 Revolving Credit Master Promissory Note dated April 10, 2019, issued by the US NM Borrower to North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.52

CDN$2,500,000.00 Revolving Credit Master Promissory Note dated April 10, 2019, issued by the Canadian NM Borrower to North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.53

Corporate Guaranty dated as of April 10, 2019, from the NM Guarantors to North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.54

Collateral Pledge Agreement dated as of April 10, 2019, by SGRP, the US NM Borrower and SPAR Acquisition, Inc., in favor of North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.55

Collateral Assignment (Security Agreement) (Trademarks) effective:  April 10, 2019, from SPAR Trademarks, Inc., to North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

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

Date: April 14, 2020

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
Date: April 14, 2020

/s/ Arthur B. Drogue	Chairman of the Board and Director
Arthur B. Drogue
Date: April 14, 2020

Vice Chairman and Director
William H. Bartels
Date: April 14, 2020

/s/ R. Eric McCarthey	Director
R. Eric McCarthey
Date: April 14, 2020

/s/ Jeffrey A. Mayer	Director
Jeffrey A. Mayer
Date: April 14, 2020

/s/ Arthur H. Baer	Director
Arthur H. Baer
Date: April 14, 2020

Director
Peter W. Brown
Date: April 14, 2020

Director
Panagiotis N. Lazaretos
Date: April 14, 2020

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: April 14, 2020

Report of Independent Registered Public Accounting Firm

Board of The Directors and Stockholders

SPAR Group, Inc. and Subsidiaries

White Plains, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. (the "Company") and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 15 to the consolidated financial statements, the Company has changed its method of accounting for leases for the year ended December 31, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Emphasis of Matter

As more fully described in Note 16 to the consolidated financial statements, the Company may be materially impacted by the novel strain Coronavirus (COVID-19) which was declared a global pandemic by the World Health Organization in March 2020.

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

/s/ BDO USA, LLP

Troy, Michigan

April 14, 2020

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$10,458	$7,111
Accounts receivable, net	49,299	46,142
Prepaid expenses and other current assets	2,404	1,879
Total current assets	62,161	55,132

Property and equipment, net	2,848	2,950
Operating lease right-of-use assets	4,948	–
Goodwill	3,784	3,788
Intangible assets, net	2,796	3,332
Deferred income taxes	1,883	2,568
Other assets	1,115	1,325
Total assets	$79,535	$69,095

Liabilities and equity
Current liabilities:
Accounts payable	$9,186	$8,668
Accrued expenses and other current liabilities	18,548	18,168
Due to affiliates	4,666	4,645
Customer incentives and deposits	594	620
Lines of credit and short-term loans	8,932	10,414
Current portion of operating lease liabilities	2,828	–
Total current liabilities	44,754	42,515
Operating lease liabilities, less current portion	2,120	–
Long-term debt	1,300	1,806
Total liabilities	48,174	44,321

Commitments and contingencies – See Note 6

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598 Issued and outstanding shares– None – December 31, 2019 and December 31, 2018	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000 Issued shares – 21,102,335 – December 31, 2019 and 20,784,483 – December 31, 2018	211	208
Treasury stock, at cost 1,697 shares – December 31, 2019 and 7,895 shares – December 31, 2018	(2)	(8)
Additional paid-in capital	16,511	16,304
Accumulated other comprehensive loss	(3,616)	(3,638)
Retained earnings	5,851	3,432
Total SPAR Group, Inc. equity	18,955	16,298
Non-controlling interest	12,406	8,476
Total equity	31,361	24,774
Total liabilities and equity	$79,535	$69,095

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
Net revenues	$252,876	$229,191
Cost of revenues	203,626	184,904
Gross profit	49,250	44,287
Selling, general and administrative expense	36,869	38,449
Depreciation and amortization	2,190	2,109
Operating income	10,191	3,729
Interest expense, net	1,046	1,095
Other (income), net	(266)	(406)
Income before income tax expense	9,411	3,040

Income tax expense	3,578	1,402
Net income	5,833	1,638
Net income attributable to non-controlling interest	(3,414)	(3,189)
Net income (loss) attributable to SPAR Group, Inc.	$2,419	$(1,551)
Basic income (loss) per common share attributable to SPAR Group, Inc.	$0.12	$(0.07)
Diluted income (loss) per common share attributable to SPAR Group, Inc.	$0.11	$(0.07)
Weighted average common shares – basic	20,916	20,684
Weighted average common shares – diluted	21,157	20,684

Net income	$5,833	$1,638
Other comprehensive income (loss):
Foreign currency translation adjustments	538	(3,284)

Comprehensive income (loss)	6,371	(1,646)
Comprehensive income attributable to non-controlling interest	(3,930)	(1,837)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$2,441	$(3,483)

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Interest	Equity

Balance at January 1, 2018	20,681	$207	104	$(115)	$16,271	$(1,690)	$4,977	$5,905	$25,555

Share-based compensation	–	–	–	–	221	–	–	–	221
Exercise of stock options	104	1	(75)	97	(185)	–	–	–	(87)
Distributions to non-controlling investors	–	–	–	–	–	(16)	6	(1,914)	(1,924)
Reissued treasury shares – RSUs	–	–	(21)	10	(3)	–	–	–	7
Non-controlling interest related to Resource Plus acquisition	–	–	–	–	–	–	–	2,648	2,648
Other comprehensive income	–	–	–	–	–	(1,932)	–	(1,352)	(3,284)
Net income (loss)	–	–	–	–	–	–	(1,551)	3,189	1,638
Balance at December 31, 2018	20,785	208	8	(8)	16,304	(3,638)	3,432	8,476	24,774

Share-based compensation	–	–	–	–	235	–	–	–	235
Exercise of stock options	317	3	(6)	6	(28)	–	–	–	(19)
Other comprehensive income	–	–	–	–	–	22	–	516	538
Net income	–	–	–	–	–	–	2,419	3,414	5,833
Balance at December 31, 2019	21,102	$211	2	$(2)	$16,511	$(3,616)	$5,851	$12,406	$31,361

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018
Operating activities
Net income	$5,833	$1,638
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,190	2,109
Amortization of operating lease assets	893	–
Bad debt, net	83	196
Deferred income tax expense (benefit)	792	(85)
Share based compensation	235	186
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(3,160)	(9,296)
Prepaid expenses and other assets	(432)	852
Accounts payable	530	(144)
Operating lease liabilities	(893)	–
Accrued expenses, other current liabilities and customer incentives and deposits	76	6,594
Net cash provided by operating activities	6,147	2,050
Investing activities
Purchases of property and equipment and capitalized software	(1,378)	(1,622)
Purchase of Resource Plus subsidiary, net of cash acquired	–	767
Net cash used in investing activities	(1,378)	(855)
Financing activities
Net borrowing (payments) on lines of credit	7,979	1,700
Payoff of bank line of credit	(9,598)	–
Payments related to stock options exercised	(19)	(52)
Proceeds from term debt	–	872
Payments on term debt	(333)	(333)
Distribution to non-controlling investors	–	(1,914)
Payments on capital lease obligations	–	(72)
Net cash provided by (used in) financing activities	(1,971)	201

Effect of foreign exchange rate changes on cash	549	(3,112)
Net change in cash and cash equivalents	3,347	(1,716)
Cash and cash equivalents at beginning of year	7,111	8,827
Cash and cash equivalents at end of year	$10,458	$7,111

Supplemental disclosure of cash flows information
Interest paid	$825	$994
Income taxes paid	$197	$309

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

The Company's Domestic Division provides nationwide merchandising and other marketing services throughout the United States of America ("US") primarily on behalf of consumer product manufacturers and retailers at mass merchandise, office supply, grocery, drug, dollar, home improvement, independent, automotive, convenience and electronics stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies.

The Company executes and administers its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and substantially all of the Field Administrators are in turn employed by other independent third parties.  Substantially all the Field Specialist services were provided by an affiliate to the Company, SPAR Business Services, Inc. ("SBS"), for this reporting period through July 2018 when the Company terminated its relationship with SBS.  Effective August 2018, substantially all the Field Specialist services were provided by an independent company, FDM Associates Inc. ("FDM")  The Company is still reevaluating its domestic business model of using independent contractor Field Specialists provided by other third parties in light of changing client requirements and regulatory environments and intends to begin testing an employee based model for certain domestic clients that are requiring the Company to use employees as Field Specialists.

The Company's international business in each territory outside the US is conducted through a foreign subsidiary incorporated in its primary territory. The primary territory establishment date (which may include predecessors), the percentage of the Company's equity ownership, and the principal office location for its US (domestic) subsidiaries and each of its foreign (international) subsidiaries is as follows:

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

Based on the Company's analysis for each of its 51% owned joint ventures, the Company has determined that each is a VIE and the Company is the primary beneficiary of that VIE.  In addition to its controlling interest, the Company controls the proprietary information technology that is used at and is significant to each joint venture and the Company has the ability to control other key decisions.  Accordingly, the Company has the power to direct key activities and the obligation to absorb losses or the right to receive benefits that could be significant and consolidates each joint venture under the VIE rules and reflects the 49% interests in the Company's consolidated financial statements as non-controlling interests.  The Company records these non-controlling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments' net income or loss or equity contributions and distributions.  These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity.  Income and losses are allocated to the non-controlling interest holder based on its economic ownership percentage.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the amounts disclosed for contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

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

All of the Company's Contracts with customers have a duration of one year or less, with over 90% being completed in less than 30-days, and revenue is recognized as services are performed. Given the nature of the Company's business, how the Contracts are structured and how the Company is compensated, the Company has elected the right-to-invoice practical expedient allowed under the revenue standard.

Unbilled Accounts Receivable

Unbilled accounts receivable represent services performed but not billed and are included as accounts receivable.

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $438,000 and $533,000 at December 31, 2019, and 2018, respectively. Bad debt expense was $83,000 and $196,000 for the years ended December 31, 2019 and 2018, respectively.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method. Maintenance and minor repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2019 and 2018 (including amortization of capitalized software as described below) was $1.7 million and $1.5 million respectively.

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

The Company capitalized $1.3 million of costs related to software developed for internal use in both 2019 and 2018, and recognized approximately $1.3 and $1.2 million of amortization of capitalized software for the years ended December 31, 2019 and 2018, respectively.

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

Goodwill

Goodwill may result from business acquisitions. Goodwill is assigned to reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecast discounted cash flows associated with each reporting unit. The goodwill acquired in a business combination is allocated to the appropriate reporting unit as of the acquisition date.

Goodwill is subject to annual impairment tests and interim impairment tests if impairment indicators are present. The impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment indicates a potential impairment, the Company performs the two step quantitative impairment test. Step one of the two step impairment test is to compare the fair value of the reporting unit with the reporting unit's carrying amount including goodwill. If the test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company has determined that a two-step quantitative goodwill impairment test was only considered necessary for one of the domestic reporting units, as of December 31, 2019 and 2018. Based on the results of this test, no impairment loss was recognized.

Accounting for Share Based Compensation

The Company measures all employee share-based compensation awards using a fair value method and records the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended December 31, 2019 and 2018 was $235,000 and $221,000, respectively.

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

●	Level 3 – Prices or valuation techniques where little or no market data is available that requires inputs significant to the fair value measurement and unobservable.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

If the inputs used to measure the fair value fall within different levels of the hierarchy, the fair value is determined based upon the lowest level input that is significant to the fair value measurement. Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated the fair values (Level 1) at December 31, 2019 and 2018.  The carrying value of the Company's long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level 2).

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

The calculation of income taxes involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step involves evaluating the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step involves estimating and measuring the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. The Company's evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

The Tax Cuts and Jobs Act ("the Tax Act") signed into law a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries. See Note 5 to the Company's Consolidated Financial Statements – Income Taxes, below, for further information on the tax impacts of the Tax Act.

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

New Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 simplifying various aspects related to the accounting for income taxes. The guidance removes exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued ASU 2018-02 allowing reclassification from accumulated other comprehensive income (loss) to retained earnings for the income tax effects resulting from the Act enacted by the U.S. federal government in December 2017. The new guidance eliminates the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. It also requires certain disclosures about stranded tax effects. ASU 2018-02 relates only to the reclassification of the income tax effects of the Act and does not change the underlying guidance requiring that the effect of a change in tax laws or rates be included in income from continuing operations. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. It should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-04 simplifying the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 of the current two-step goodwill impairment test). The ASU is effective prospectively for reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company does not expect the adoption to have a material impact on the goodwill impairment testing process or the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses”. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 is effective as of January 1, 2020, although in November 2019, the FASB delayed the effective date until fiscal years beginning after December 15, 2022 for Security Exchange Commission ("SEC") filers eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company qualifies as a smaller reporting company under the SEC’s definition. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 on its consolidated balance sheets, statements of operations, statements of cash flows and related disclosures.

In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability are initially measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. GAAP, the presentation of expenses and cash flows depends primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. An additional optional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption is allowed. The Company adopted this guidance with the optional transition method effective January 1, 2019. See Leases Obligations footnote 15 for the impact on the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information (in thousands)

	December 31,
Accounts receivable, net, consists of the following:	2019	2018

Trade	$38,558	$34,824
Unbilled	8,423	8,305
Non-trade	2,756	3,546
	49,737	46,675
Less allowance for doubtful accounts	(438)	(533)
Accounts Receivable, net	$49,299	$46,142

	December 31,
Property and equipment consist of the following:	2019	2018

Equipment	$4,062	$6,249
Furniture and fixtures	2,319	2,254
Leasehold improvements	308	278
Capitalized software development costs	13,549	12,210
	20,238	20,991
Less accumulated depreciation and amortization	(17,390)	(18,041)
Property and equipment, net	$2,848	$2,950

	United States	International	Total
Goodwill:
Balance December 31, 2018	$3,150	$638	$3,788
Change in goodwill due to impact of foreign currency	–	(4)	(4)
Balance December 31, 2019	$3,150	$634	$3,784

	December 31,
Intangible assets consist of the following:	2019	2018

Customer contracts and lists	$2,731	$2,680
Trade names	900	900
Patents	870	870
Non compete	520	520
	5,021	4,970
Less accumulated amortization	(2,225)	(1,638)
Intangible assets, net	$2,796	$3,332

Intangible assets consist primarily of customer contracts and lists, trade names, patents and non-compete agreements, all of which have a finite useful life.  Intangible assets are amortized based on either the pattern in which the economic benefits of the intangible assets are estimated to be realized or on a straight-line basis, which approximates the manner in which the economic benefits of the intangible asset will be consumed.  Amortization is generally not deductible for tax purposes.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3.  Supplemental Balance Sheet Information (continued)

The Company is amortizing its intangible assets of $5.0 million over lives ranging from 5 to 25 years. Amortization expense for the years ended December 31, 2019 and 2018 was approximately $476,000 and $569,000, respectively. The annual amortization for each of the following years succeeding December 31, 2019, is summarized as follows:

Year	Amount
2020	533
2021	533
2022	508
2023	419
2024	280
Thereafter	523
Total	$2,796

	December 31,
Accrued expenses and other current liabilities:	2019	2018

Taxes payable	$2,788	$2,961
Accrued salaries and wages	9,248	6,503
Accrued accounting and legal expenses	1,944	3,777
Uncertain tax position reserves	–	101
Litigation settlement	1,200	1,300
Accrued third party labor	2,010	737
Other	1,358	2,789
Accrued expenses and other current liabilities	$18,548	$18,168

4. Credit Facilities

Domestic Credit Facilities

North Mill Capital Credit Facility

On April 10, 2019, the Company repaid and replaced its 2018 credit facility from PNC Bank, National Association ("PNC") with a new secured revolving credit facility in the United States and Canada (the "NM Credit Facility") with North Mill Capital, LLC ("NM").

In order to obtain, document and govern the new NM Credit Facility: SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF") and SPAR Canada Company ("SCC")  (each, a "NM Borrower" and collectively, the "NM Borrowers"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors"), entered into eighteen (18) month individual Loan and Security Agreements with NM dated as of April 10, 2019 (the "NM Loan Agreements") which secures the obligations of the NM Loan Parties to NM with pledges of substantially all of the assets of the NM Loan Parties (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets); the SMF NM Borrower issued its $10.5 million Revolving Credit Master Promissory Note to NM dated April 10, 2019 and the SCC NM Borrower issued its $1.5 million Revolving Credit Master Promissory Note to NM dated April 10, 2019 (the "Original NM Notes"), which evidences the NM Borrowers' loans and other obligations to NM; the NM Guarantors entered into a Guaranty Agreement with NM dated as of April 10, 2019 (the "NM Guaranty"), which guaranties the NM Borrowers' loans and other obligations to NM. The NM Credit Facility has an approved borrowing capacity of $12.5 million for the SMF NM Borrower and $2.5 million for the SCC NM Borrower.  Subsequent to December 31, 2019, the NM Credit Facility was extended for twelve (12) months to October 2021.

On April 10, 2019, the Company drew down an initial advance under the NM Credit Facility of approximately $9.6 million, which was used to repay the Company's existing PNC credit facility.

The NM Credit Facility currently requires the NM Borrowers to pay interest on the loans equal to (A) Prime Rate designated by Wells Fargo Bank, plus (B) one hundred twenty five basis points (1.25%), or a minimum of 6.75%.  On December 31, 2019, the aggregate interest rate was the minimum of 6.75% per annum, and the outstanding loan balance was $8.2 million.  Outstanding amounts are classified as short-term debt.

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

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Borrowers, including, maintaining a positive trailing EBITDA for each Borrower and limits on capital expenditures and other investments.  The Company was in compliance as of December 31, 2019.

PNC Credit Facility

In January 2018, the Company repaid and replaced its credit facility from Sterling Bank with a secured revolving credit facility in the United States and Canada (as amended the "PNC Credit Facility") with PNC Bank, National Association.

On April 10, 2019, the Company repaid and replaced its 2018 PNC Credit Facility with the NM Credit Facility.

Fifth Third Credit Facility

On January 9, 2018, the Company completed its acquisition of a 51% interest in its new subsidiaries, Resource Plus of North Florida, Inc., and related companies (collectively, "Resource Plus"). See Note 13 to the Company's Consolidated Financial Statements – Purchase of Interests in Subsidiaries – Resource Plus Acquisition, below. When acquired, Resource Plus was a party to a revolving line of credit facility it secured on May 23, 2016, (the "Fifth Third Credit Facility") from Fifth Third Bank for $3.5 million, which was scheduled to expire on May 23, 2018. Effective April 11, 2018, the term of the Fifth Third Credit Facility was extended and is currently scheduled to become due on April 23, 2020. A Fifth Third Credit facility extension is currently being negotiated.

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of December 31, 2019, there was no outstanding balance. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans there under equal to (A) the Daily LIBOR Rate (as defined in the agreement) per annum, plus (B) two hundred fifty basis points (2.50%). On December 31, 2019, the aggregate interest rate under that formula was 5.2% per annum.

Other Debt

Effective with the closing of the Resource Plus acquisition in January 2018, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term based on scheduled maturities. The total balance owed at December 31, 2019 was $1.6 million.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $561,000 USD (based upon the exchange rate at December 31, 2019). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of December 31, 2019 was $196,000 (Australian) or $138,000 USD and is due on demand.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Bank for 5.0 million Mexican Pesos or approximately $264,000 USD (based upon the exchange rate at December 31, 2019). The revolving line of credit was secured on March 15, 2016, and originally expired March 2018. The facility has been amended to extend the terms to March 2020. The variable interest rate is TIIE (Interbank Interest Rate) +4%, which resulted in an annual interest rate of 11.90% as of December 31, 2019. The outstanding balance at December 31, 2019 was zero.  The facility had been effectively closed and replaced on December 13, 2019 with a credit facility from Steel Factoring for 5.0 million Mexican Pesos or approximately $264,000 USD (based upon exchange rate at December 31, 2019).  The revolving line of credit expires December 2020.  The annual interest rate was 18.00% as of December 31, 2019.  The outstanding balance at December 31, 2019 was 5.0 million Mexican Pesos or approximately $264,000 USD (based upon the exchange rate at December 31, 2019).

On November 29, 2016, SPAR Brazil established a line of credit facility with Itau Bank for 4.0 million Brazilian Real or approximately $996,000 USD (based upon the exchange rate at December 31, 2019). The facility provides for borrowing with no formal guarantees. This account was closed as of July 1, 2018.

On December 26, 2016, SPAR Brazil secured a line of credit facility with Daycoval Bank for 5.0 million Brazilian Real or approximately $1.2 million  USD (based upon the exchange rate at December 31, 2019). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). This account was closed as of October 5, 2018.

On May 25, 2018, SPAR Brazil established a temporary line of credit facility with Banco Safra for 3.0 million Brazilian Real or approximately $747,000 USD (based upon the exchange rate at December 31, 2019). The agreement was from month to month at the Company's request. This account was closed as of August 13, 2018.

On May 29, 2018, SPAR Brazil established a line of credit facility with Banco Bradesco for 1.2 million Brazilian Real or approximately $299,000 USD (based upon the exchange rate at December 31, 2019). The account was closed in November 2019.

On October 5, 2018 SPAR Brazil secured a line of credit facility with Branco Bradesco for approximately 3.5 million Brazilian Real or approximately $878,000 USD (based upon the exchange rate at December 31, 2019). The account was closed in December 2019.

On October 5, 2018 SPAR Brazil secured a line of credit facility with Branco Santander for approximately 381,000 Brazilian Real or approximately $95,000 USD (based upon the exchange rate at December 31, 2019). The annual interest rate as of December 31, 2019 was 16.52%.  The outstanding balance as of December 31, 2019 was approximately 184,000 Brazilian Real or approximately $46,000 USD.

	Interest Rate as of
	December 31, 2019	2020	2021	2022	2023	2024
USA - North Mill Capital	6.75%	8,151	–	–	–	–
USA - Fifth Third Bank	5.20%	–	–	–	–	–
USA - Resource Plus Sellers	1.85%	333	300	300	700	–
Australia - National Australia Bank	6.60%	138	–	–	–	–
Mexico - Steel Factoring	18.00%	264	–	–	–	–
Brazil – Santander	16.52%	46	–	–	–	–
Total		$8,932	$300	$300	$700	$-

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	December 31, 2019	December 31, 2018
Unused Availability:
United States	$3,694	$4,253
Australia	423	238
Brazil	49	304
Mexico	–	102
Total Unused Availability	$4,166	$4,897

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

5. Income Taxes

Beginning in 2018, the Tax Cuts and Jobs Act (the "Act") included two new U.S. corporate tax provisions, the global intangible low-taxed income (“GILTI”) and the base-erosion and anti-abuse tax (“BEAT”). The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. The Company has elected to treat GILTI as a period cost.  The Company evaluated the GILTI  resulting in a financial statement impact of approximately $500,000 and $400,000 for the year ended December 31, 2019 and December 31, 2018 respectively.  The Company is below the three year average gross receipts threshold for BEAT to apply.

Income (loss) before income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018
Domestic	$2,207	$(2,802)
Foreign	7,204	5,842
Total:	$9,411	$3,040

The income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018
Current:
Federal	$357	$(155)
Foreign	2,397	1,501
State	139	158

Deferred:
Federal	691	(54)
Foreign	(138)	147
State	132	(195)
Net expense	$3,578	$1,402

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (dollars in thousands):

	Year Ended December 31,
	2019	Rate	2018	Rate
Provision for income taxes at federal statutory rate	$1,976	21.0%	$638	21.0%
State income taxes, net of federal benefit	214	2.3%	(73)	-2.4%
Permanent differences	251	2.6%	(60)	-2.0%
Foreign tax rate differential	717	7.6%	304	10.0%
GILTI tax	527	5.6%	439	14.4%
Other	(107)	-1.1%	154	5.5%
Net expense	$3,578	38.0%	$1,402	46.5%

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

Deferred taxes consist of the following (in thousands):	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$717	$1,357
Federal Research and Development Credit	240	240
Deferred revenue	43	109
Accrued payroll	88	73
Allowance for doubtful accounts and other receivable	18	36
Share-based compensation expense	524	545
Foreign subsidiaries	932	733
Depreciation	573	396
Right To Use Assets	1,730	–
Other	485	439
Valuation allowance	(353)	(292)
Total deferred tax assets	4,997	3,636

Deferred tax liabilities:
Goodwill & Intangible assets of subsidiaries	879	589
Capitalized software development costs	505	479
Right To Use Liabilities	1,730	–
Total deferred tax liabilities	3,114	1,068
Net deferred taxes	$1,883	$2,568

At December 31, 2019, the Company has Federal and State NOL carryforwards of $3.25 million which if unused will expire in years 2026 through 2032, except for approximately $670,000 that has no expiration.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing net deferred tax assets. For our U.S. based net deferred tax assets, which are approximately $2 million, management continues to monitor its operating performance and currently believes that the achievement of the required future taxable income necessary to realize these deferred assets is more-likely-than-not.  Key considerations in this assessment includes current tax law that is expected to continue to generate future U.S. taxable income based on the results of our foreign operations (GILTI tax), our expectation of continued improvements in U.S. operating results and the period of time available to generate future taxable income. It is reasonably possible that this belief could change in the near term requiring the establishment of a valuation allowance which could significantly impact our operating results.

A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$101	$116
Removal for tax provisions of prior years	(93)	(15)
Ending balance	$8	$101

Interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

Details of the Company's tax reserves at December 31, 2019, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$8	$3	$1	$12
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$8	$3	$1	$12

In management's view, the Company's tax reserves at December 31, 2019 and 2018, for potential domestic state tax liabilities were sufficient. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. states and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2014 through the present. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

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

RELATED PARTIES AND RELATED PARTY LITIGATION:

SBS, SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by an entity controlled by Robert G. Brown and prior to November 2018 was owned by Robert G. Brown and William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels, Peter W. Brown and certain other relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech is an affiliate because it is owned by Robert G. Brown. Messrs. Brown and Bartels (including, as applicable, certain related parties, the "Majority Stockholders") collectively own approximately 53.2% of SGRP's common stock and are the founders of SGRP.  Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired) and will automatically again become a director of SGRP, as discussed below, and Mr. Bartels is Vice Chairman and a director of SGRP.  Mr. Bartels retired as an employee of the Company as of January 1, 2020 (in accordance with the actions of SGRP's Compensation Committee on January 22, 2020). See Bartels' Retirement and Director Compensation, in Note 16 to the Company's Consolidated Financial Statements -- Subsequent Events, below.  Messrs. Brown and Bartels also are stockholders, directors and/or executive officers of various affiliates of SGRP.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

Delaware Litigation Settlement

On September 4, 2018, SGRP filed in the Court of Chancery of the State of Delaware (the "Chancery Court") a claim, which it amended on September 21, 2018 (the "By-Laws Action"), in a Verified Complaint Seeking Declaratory Judgment and Injunctive Relief against the Majority Stockholders. SGRP sought to invalidate the proposed amendments to SGRP's By-Laws put forth in a written consent by the Majority Stockholders (the "Proposed Amendments") because the Board's Governance Committee believed that the Proposed Amendments would have negatively impacted all stockholders (particularly minority stockholders) by (among other things) weakening the independence of the Board through new supermajority requirements, eliminating the Board's independent majority requirement, and subjecting various functions of the Board respecting vacancies on the Board to the prior approval of the holders of a majority of the Common Stock (i.e., the Majority Stockholders), and thus also potentially reducing the representation of SGRP's minority stockholders.

On September 18, 2018, Robert G. Brown (one of the Majority Stockholders) commenced an action in the Chancery Court pursuant to 8 Del. C. §225(a) from (C.A. No. 2018-00687-TMR) (the "225 Action") against the 225 Defendants seeking to remove Lorrence T. Kellar from the Board and add Jeffrey Mayer to the Board.

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

In the Delaware Settlement, the parties agreed to amend and restate SGRP's By-Laws (the "2019 Restated By-Laws") with negotiated changes to the Proposed Amendments that preserved the current roles of the Governance Committee and Board in the location, evaluation, and selection of candidates for director and in the nominations of those candidates for the annual stockholders meeting and appointment of those candidates to fill Board vacancies (other than those under a stockholder written consent making a removal and appointment, which is unchanged). The Board approved and adopted the 2019 Restated By-Laws on January 18, 2019.  The Governance Committee and the Board intended that those changes in the 2019 Restated By-Laws will help the Corporation maintain the independent Board desired by them.

Additionally, as part of the Delaware Settlement, the parties to the Delaware Actions executed a Limited Mutual Release Agreement limited to the Actions and subject to specific exclusions (the "Delaware Releases"), and the parties to the Delaware Actions mutually agreed upon Stipulations of Dismissal ending those actions without prejudice and without admission or retraction of any fact cited therein, and the parties caused them to be filed with the Chancery Court on January 18, 2019.

The Delaware Releases are limited to matters related to those actions described therein and subject to specific exclusions, and the parties expressly preserved all unrelated actions and claims.  Accordingly, there remain a number of unresolved claims and actions (each a "Non-Settled Matter") between the Company and certain related parties, including (without limitation) post termination claims by and against SBS (which has been resolved in a voluntary bankruptcy proceeding in Nevada by SBS -- see SBS Bankruptcy, Settlement, and March 2020 Claim, below) and SAS and the lawsuit by Infotech against the Company (which has been resolved in a settlement – see  Infotech Litigation and Settlement, below), and the claims by Messrs. Brown and Bartels for advancement and indemnification of legal fees and expenses in connection with the Delaware Actions and certain related party claims (see Advancement Claims, below).

Advancement Claims

From October 2018 through January 2019, the Majority Stockholders, in a series of correspondence, demanded from SGRP advancement and indemnification of their respective shares of legal fees and expenses incurred by them in connection with the By-Laws Action and the 225 Action and other related party litigation matters.

On November 2, 2018, in a letter from his counsel, Mr. Bartels demanded advancement of his proportionate share of the legal fees and expenses incurred in his defense of the By-Laws Action against him.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

SGRP's Audit Committee determined on November 5, 2018, that Mr. Bartels was not entitled to indemnification by SGRP for his fees and expenses incurred in his defense of the By-Laws Action because (among other things) Mr. Bartels was sued predominately as a stockholder in the By-Laws Action and not as a director and the By-Laws Action alleged numerous instances of improper conduct by Mr. Bartels that could preclude indemnification under the Corporation's By-Laws. However, the Audit Committee made no determination regarding improper conduct or the issue of advancement.

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

In December 2018 SGRP reached agreement with Mr. Bartels through counsel to conditionally make his reasonably documented Allocated By-Laws Expenses (the "Bartels Advancement Settlement"), pursuant to which payment to Mr. Bartels of the accepted Allocated By-Laws Expenses was paid in April 2019.  If Mr. Bartels is ultimately determined to not be entitled to indemnification, he could still be obligated to return all amounts advanced to him by SGRP.

On December 3, 2018, Robert G. Brown sent an email to Mr. McCarthey, Chairman of SGRP's Audit Committee, demanding advancement from SGRP for his proportionate share of the legal fees and expenses incurred by him in the By-Laws Action against him (the "Brown Advancement Demand").

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

On January 27, 2019, Mr. Robert G. Brown sent a draft of his proposed Delaware litigation complaint in an email to Arthur Drogue, SGRP's Chairman, threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated in an email to Mr. McCarthey on February 2, 2019. On March 21, 2020, Mr. Robert G. Brown repeated the Brown Advancement Demand and sent a slightly revised draft complaint that would purportedly change the contemplated litigation jurisdiction from Delaware to Massachusetts.  No explanation was given for this change and SGRP believes that Mr. Robert G. Brown does not live or work in Massachusetts, but Mr. Robert G. Brown's brother, James S. Brown, is a Massachusetts lawyer and a candidate for election as a SGRP director at the April 23, 2020, special stockholder meeting at the unilateral direction of Mr. Robert G. Brown and related parties.  No such complaint has been filed by Mr. Brown through April TBD, 2020, and SGRP continues to deny the Brown Advancement Demand.  In addition, SGRP believes that the Delaware Court has exclusive jurisdiction pursuant to SGRP's 2019 Restated By-Laws and the Settlement.

SBS Bankruptcy, Settlement and March 2020 Claim

On November 23, 2018, SBS petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "SBS Chapter 11 Case").  On March 18, 2019, the Company filed claims in the SBS Chapter 11 Case seeking reimbursement for $378,838 for SMF's funding of the Affinity Security Deposits and $12,963 for SMF's funding of the field payment checks that would have otherwise bounced, and $1,839,459 for indemnification of SGRP for its settlement (see below) of the Clothier class action case in California ("Clothier") and legal costs and an unspecified amount for indemnification of SGRP for the Hogan action (see below) and other to be discovered indemnified claims.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

On August 6, 2019, SGRP, and its subsidiaries SPAR Marketing Force, Inc. ("SMF"), a Nevada corporation, and SPAR Assembly & Installation, Inc., f/k/a SPAR National Assembly Services, Inc., a Nevada corporation, submitted to the U.S. District Court in Nevada (the "Bankruptcy Court") their Compromise and Settlement Agreement, dated July 26, 2019 (the "Settlement Agreement"), with SBS, a Nevada corporation formerly known as SPAR Marketing Services, Inc., debtor and debtor-in-possession, and SBS, LLC, a Nevada limited liability company.  The Settlement Agreement was submitted in the SBS Chapter 11 Case.  Pursuant to the Settlement Agreement, the Company settled its claims for (among other things) indemnification from SBS in the Clothier and Rodgers cases, and SBS released all receivable and other claims against the Company.  See Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions – SBS Bankruptcy, Settlement, and March 2020 Claim, below.

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

On March 6, 2020, Robert G. Brown demanded payment in full of $1,707,374 to SBS from SMF and SGRP pursuant to the Settlement Agreement.  The Settlement Agreement includes a specific carve out clause for the payment of specific fees for services provided by SBS to SMF.  The clause required a special review, by a third party prominent auditing firm, as verification that SMF actually made those payments to SBS.   The report has been completed and properly supports the Company’s position that all such fees were paid to SBS (the "March 2020 Claim"). The Company disagrees that such amount is owed. The Company believes that the robust and comprehensive mutual releases in the SBS Settlement Agreement provide valuable relief from potential future claims and litigation by SBS respecting the Company's past involvement with SBS, including the March 2020 Claim.  However, Robert G. Brown, president, director and indirect owner of SBS, since and notwithstanding  the Court's approval of the SBS Settlement Agreement, has continued to allege that the claims and amounts that were fully released pursuant to the SBS Settlement Agreement and approved by the bankruptcy court are due to SBS from the Company, and the Company strongly disagrees.  Since all such SBS claims have been completely released by SBS (with Mr. Brown's approval), the Company owes nothing and will not accrue anything respecting Mr. Brown's renewed claims.

At SGRP’s March 2020 Board meeting, Mr. William H. Bartels was requested by an independent director to compile a list of claims that he and Mr. Brown believe are owed by the Company. On March 17, 2020, that list was given to the Audit Committee Chairman and included additional claims, net of an anticipated reduction, totaling approximately $1.3 million, bring their total claims to approximately $3 million.

The March 2020 Claim includes estimates for the legal defenses of Robert G. Brown and William H. Bartels in California ("PAGA") and Texas ("Rodgers") in cases that do not involve and never included the Company and for which the Company believes it has no liability.  The March 2020 Claim also includes defense expenses for SBS' Clothier case, which expenses SBS settled for a highly discounted amount in its bankruptcy reorganization but now requests the Company to pay in full. SBS in its bankruptcy reorganization settled its potential liability in the Rodgers and Clothier cases has, and since July 2019 had, no more defense expenses in those cases.  SGRP settled Clothier separately and has never been included in Rodgers.  However, the alleged willful misclassification by SBS of its ICs after the Clothier misclassification determination is the basis for the PAGA lawsuit against Brown and Bartels.  Mr. Bartels' list also includes payments of $500,000 per year to Robert G. Brown for extended retirement and advisory fees, although the Company has never proposed, committed or agreed to them and on several occasions specifically rejected Mr. Brown's proposals in various forms for them.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

Infotech Litigation and Settlement

On September 19, 2018, SGRP was served with a Summons and Complaint by SPAR InfoTech, Inc. ("Infotech"), an affiliate of SGRP that is owned principally by Robert G. Brown (one of the Majority Stockholders) as plaintiff commencing a case against SGRP (the "Infotech Action"). The Infotech Action sought payment from SGRP of approximately $190,000 for alleged lost tax benefits and other expenses that it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and that were previously denied on multiple occasions by both management and SGRP's Audit Committee (whose approval was required because Infotech is a related party).

In 2016, SGRP acquired SPAR Brasil Serviços de Merchandising e Tecnologia S.A. ("SPAR BSMT"), its Brazilian subsidiary, with the assistance of Robert G. Brown (while he was still Chairman and an officer and director of SGRP) and his nephew, Peter W. Brown, who became an indirect 10% owner of SPAR BSMT, and later became a director of SGRP on May 3, 2018. Robert G. Brown used his private company, Infotech and undisclosed foreign companies to structure the acquisition for SGRP.

Robert G. Brown incurred his alleged expenses associated with the transaction through Infotech, including salary allocations for unauthorized personnel and claims for his "lost tax breaks".  Robert G. Brown submitted his unauthorized and unsubstantiated "expenses" to SGRP, and SGRP's Audit Committee allowed approximately $50,000 of them (which was paid by the Company) and disallowed approximately $150,000 of them.  His claim increased to over $190,000 in the Infotech Action.  The Company vigorously denied owing any of those amounts.

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

In order to avoid the expenses of protracted litigation, SGRP's Management and the Audit Committee agreed that it would be in the best interest of all stockholders to reach a reasonable settlement of both the Infotech Action and the Romanian Claim for installment payments in reasonable amounts and mutual releases of all other related claims.  Management had offed $225,000 to settle both, but at the urging of the Board and assurances of several Board members that it would help them persuade Robert G. Brown to settle, management agreed to increase the settlement offer to a total of $275,000.  After extensive negotiation between the Company and Infotech, Robert G. Brown accepted the $275,000 offer and the parties entered into the Confidential Settlement Agreement and Mutual Release on October 8, 2019 (the "Infotech Settlement Agreement"), which was approved and ordered by the Court on October 30, 2019, and the Infotech Action was discontinued (dismissed) with prejudice.

The Infotech Settlement Agreement requires the Company to make payments totaling $275,000 in four installments: (i) $75,000 following Court approval (which Payment has already been made); (ii) $75,000 within 30 days following discontinuance of the Infotech Action (which was discontinued on October 30, 2019); (iii) $75,000 within 60 days following discontinuance of the Infotech Action; and (iv) $50,000 within 90 days following discontinuance of the Infotech Action.  The Company paid the first four installments and has made an appropriate accrual for the final installment as of December 31, 2019.  In January 2020, the Company made the final payment to Infotech.

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

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" with SBS (prepared solely by SBS) acknowledging her engagement as an independent contractor. On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California (the "Clothier Case"), in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified by SBS as independent contractors at any time between July 16, 2008, and June 30, 2014.  Ms. Clothier alleged that she and other class members were misclassified by SBS as independent contractors (instead of as employees) and that, as a result of this misclassification, the defendants improperly underpaid them in violation of various California minimum wage and overtime laws.  The Company was originally a defendant in the Clothier Case but was subsequently dismissed from the action without prejudice (meaning it could have joined back into the case).

The court ordered that the case be heard in two phases.  Phase one was limited to the determination of whether members of the class were misclassified as independent contractors.  After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified by SBS as independent contractors rather than employees (the "Clothier Misclassification Determination").  The plaintiffs and SBS then moved into phase two to determine damages (if any), which has included discovery as to the measure of damages in this case.

Facing significant potential damages in the Clothier Case, SGRP chose, and on June 7, 2018, entered into mediation with the plaintiffs and plaintiff's counsel in the Clothier Case to try to settle any potential future liability for any possible judgment against SGRP in that case.  SGRP asked SBS to participate financially and provide its knowledge in that mediation, but SBS and its stockholders wanted SGRP to bear the full cost of any settlement and on several occasions they declined or failed to participate in that mediation. SGRP disagreed, insisting on the Majority Stockholders' and SBS' economic participation.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, subject to the final court approval (the "Clothier Settlement").  Final approval was granted on September 20, 2019.  and the Company was released by plaintiff and the settlement class from all other liability under the Clothier Case. The Company recorded a $1.3 million charge for the Clothier Settlement during 2018, when the agreement in the Clothier Settlement was reached.  Pursuant to the Clothier Settlement SGRP will pay a maximum settlement amount of $1.3 million, payable in four equal annual installments that commenced with the first payment of $325,000 in December 2019.  The $975,000 balance was accrued as of December 31, 2019.

Since SGRP has no further involvement in the Clothier Case, SGRP stopped paying (as of June 7, 2018) for SBS' legal expenses (defense and appeal) in the Clothier Case and notified SBS.  Defendants continue to demand that those expenses be reimbursed by SGRP.

SBS did not participate in the Clothier Settlement and was not released. Rather than proceed to the damage portion of the trial respecting trial the Clothier Misclassification Determination, SBS filed for bankruptcy protection.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters -- SBS Bankruptcy, Settlement and March 2020 Claim and SAS Settlement Discussions and Arbitration, above.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

SBS and SGRP Hogan Litigation

Paradise Hogan was engaged by and provided services to SBS as an independent contractor pursuant to the terms of an "Independent Contractor Master Agreement" with SBS (prepared solely by SBS) acknowledging his engagement as an independent contractor.  On January 6, 2017, Hogan filed suit against SBS and SGRP (and part of the Company), styled Civil Action No. 1:17-cv-10024-LTS, in the U.S. District Court for District of Massachusetts.  Hogan initially asserted claims on behalf of himself and an alleged nationwide class of similarly situated individuals who provided services to SBS and SGRP as independent contractors.  Hogan alleged that he and other alleged class members were misclassified by SBS as independent contractors (instead of as employees), and as a result of this purported misclassification, Hogan asserted claims on behalf of himself and the alleged Massachusetts class members under the Massachusetts Wage Act and Minimum Wage Law for failure to pay overtime and minimum wages, as well as state law claims for breach of contract, unjust enrichment, quantum meruit, and breach of the covenant of good faith and fair dealing.  In addition, Hogan asserted claims on behalf of himself and the nationwide class for violation of the Fair Labor Standards Act's overtime and minimum wage provisions.  On March 28, 2017, SGRP moved to refer Hogan's claim to arbitration pursuant to his agreement, to dismiss or stay Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted.

On March 12, 2018, the Court denied the Motion to Compel Arbitration as to SGRP because as drafted by SBS, the arbitration clause did not reference or protect SGRP according to the Court.  However, the Court eventually granted SBS the right to arbitrate without SGRP. SGRP appealed to the First Circuit contesting the District Court's decision that the arbitration clause (as written by SBS) did not protect SGRP.

On January 25, 2019, the First Circuit issued a judgment affirming the District Court's decision that the arbitration clause (as written by SBS) did not protect SGRP and remanding the case back to the District Court for further proceedings. As a result, SGRP would have been required to go to trial without SBS.

Facing lengthy and costly litigation and significant potential damages in the Hogan Case, on March 27, 2019, SGRP entered into mediation with the plaintiffs and plaintiff's counsel in the Hogan Case to try to settle any potential future liability for any possible judgment against SGRP in that case. SBS and its stockholders were no longer involved in that case and so were not involved in that mediation. After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement (the "Hogan Settlement"), which was approved by the court and became final in November 2019, and the Company was released by plaintiff and the settlement class from all other liability under the Hogan Case.  Pursuant to the Hogan Settlement, SGRP paid a maximum settlement amount of $250,000 (in three installments), which payments commenced in December 2019 with the first payment of $150,000.  The balance of $100,000 was accrued as of December 31, 2019 with $50,000 paid in March 2020 and the remaining $50,000 payable in June 2020.

7. Treasury Stock

Pursuant to the Company's 2017 Stock Repurchase Program (the "2017 Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on November 10, 2017 and ratified on March 14, 2018, the Company may repurchase shares of SGRP Common Stock through November 10, 2020, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). As of December 31, 2019, the Company had 500,000 shares remaining to be purchased under the 2017 Repurchase Program. Under the preceding stock repurchase program (adopted in 2012 and extended and modified in 2015), the Company repurchased all 532,235 shares through December 31, 2019.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

8. Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At December 31, 2019, no shares of SGRP Series A Preferred Stock were issued and outstanding.

9. Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible domestic employees. The Company made a discretionary contribution of $50,000 for the year ended December 31, 2019 and did not make a contribution in 2018.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

Domestic Related Party Services:

SBS, SAS, and Infotech have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by Robert G. Brown and prior to December 2018 was owned by William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Infotech is an affiliate because it is owned principally by Robert G. Brown.  Mr. Robert G. Brown and Mr. Bartels are the Majority Stockholders (see below), members of a 13D control group and founders of SGRP, Mr. Robert G. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired), and Mr. Bartels was and continues to be Vice Chairman and a director of SGRP, but retired as an employee of SGRP as of January 1, 2020 (See Note 16 to the Company's Consolidated Financial Statements - Subsequent Events – Bartels' Retirement and Director Compensation, in Note 16 to the Company's Consolidated Financial Statements -- Subsequent Events, below).  Mr. Robert G. Brown and Mr. Bartels also have been and are stockholders, directors and executive officers of various other affiliates of SGRP. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies – Legal Matters, below.

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

Since the termination of the Amended and Restated Field Service Agreement with SBS on December 1, 2014 (as amended, the "Prior SBS Agreement"), the Company and SBS agreed to an arrangement where the Company reimbursed SBS for the Field Specialist service costs and certain other approved reimbursable expenses incurred by SBS in performing services for the Company and paid SBS a revised fixed percentage of such reimbursable expenses (the "Cost Plus Fee") equal to 2.96% of those reimbursable expenses, subject to certain offsetting credits.  The Company had offered, at various times since 2014, new agreements to SBS confirming that reimbursable expenses were subject to review and approval by the Company, but SBS rejected that proposal.

Due to (among other things) the adverse determination in 2016 in Clothier that SBS had misclassified its employees as independent contractors and the ongoing proceedings against SBS (which could have had a material adverse effect on SBS's ability to provide future services needed by the Company), SBS' continued higher charges and expense reimbursement disputes, and the Company's identification of an experienced independent third party company (the "Independent Field Vendor") who would provide comparable services on substantially better terms, the Company terminated the services of SBS effective July 27, 2018, and the Company has engaged that Independent Field Vendor to replace those field services previously provided by SBS (other than in California).  The Company similarly terminated SAS and has engaged another independent third party company on to replace those administrative services formerly provided by SAS, effective August 1, 2018 (the "Independent Field Administrator").

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

Even though the Company believes it had paid SBS for all services provided through July 27, 2018, the Company received notice that there may not have been sufficient funds in SBS' bank accounts to honor all payments SBS had made by check to their Field Specialists.  Based on this notice, the Company withheld approximately $112,000 of final mark-up compensation due SBS and had used these funds to make payments into the SBS bank account designated for Field Specialist payments to ensure all SBS Field Specialists that had provided services to the Company were properly compensated for those services.  The $112,000 had been completely exhausted and the Company was required to fund an additional $13,000 to cover these duplicate Field Specialist payments.

The Company has reached a non-exclusive agreement on better terms than SBS with an experienced independent third-party vendor to provide substantially all of the domestic Field Specialist services used by the Company.  The Company has also reached a separate non-exclusive agreement than with SAS with another independent third-party vendor to provide substantially all of the domestic Field Administrator services used by the Company. The Company transitioned to such new vendors during July 2018.

SAS provided substantially all of the Field Administrators in the U.S.A. to the Company from January 2018 through termination of services in July 2018.  The Company paid $2.7 million to SAS for these services in 2018.

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

The Company expects that SBS and SAS may use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of their post-termination expense, including repeated litigation. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters - SBS Bankruptcy, Settlement and March 2020 Claim and SAS Settlement Discussions and Arbitration, above.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

Current material and potentially material legal proceedings impacting the Company are described in (to be define) These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.  Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, in connection with any proceedings against SBS, SBS continues to claim that the Company is somehow liable to reimburse SBS for its expenses in those proceedings. The Company does not believe there is any basis for such claims and would defend them vigorously.

Infotech sued the Company in New York seeking reimbursement for approximately $190,000 respecting alleged lost tax benefits and other expenses it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and previously denied on multiple occasions by both management and SGRP's Audit Committee, whose approval was required because Infotech is a related party. Infotech also threatened to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech, for which the Company vigorously denies liability. The Company and Infotech settled this matter, See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters -- Infotech Litigation and Settlement, above.

Peter W. Brown was appointed as a Director on the Board as of May 3, 2018, replacing Mr. Robert G. Brown upon his retirement from the Board and Company at that date.  He is not considered independent because Peter Brown is affiliate and related party in respect of SGRP and was proposed by Mr. Robert G. Brown to represent the Brown family interests.  He worked for and is a stockholder of SAS (see above) and certain of its affiliates, he is the nephew of Mr. Robert G. Brown, he is a director of SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation and SGRP subsidiary ("SPAR BSMT") and owns Earth Investments LLC, ("EILLC"), which owns 10% interest in the SGRP's Brazilian subsidiary.

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

Also, NMS leases office and operational space that is owned personally by Mr. Burdekin. The Lease expense is $2,000 a month. While there is no formal signed agreement, there is no expected change to the arrangement.

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

Resource Plus of North Florida, Inc. ("RPI"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the RPI membership interests and by Mr. Richard Justus through his ownership of the other 49% of the RPI membership interests. Mr. Justus has a 50% ownership interest in RJ Holdings which owns the buildings where RPI is headquartered and operates. Both buildings are subleased to RPI.

SBS Bankruptcy, Settlement and March 2020 Claim

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

On August 6, 2019, with the support of (among others) the Clothier and Rodgers plaintiffs and the Company, the Court approved the SBS Settlement Agreement and the SBS Reorganization pursuant to the SBS Plan (as defined in the SBS Settlement Release).  The SBS Settlement Agreement provides for a mutual release of claims (including the SBS Claims and the SGRP Claims, as defined therein), except for the following:

i.

SBS will pay to the applicable SGRP Parties the SGRP Claims (for $2,231,260, was then discounted to their pro rata share (among all creditors of the same class) of the New Value Contribution (after discount, est. $111,563) and of the Settlement Contribution in twenty-four (24) equal monthly amounts (after discount, est. $62,534), starting January 2020 and without any interest (collectively, the "Discounted Claim Payments"), as such terms are defined in the SBS Settlement Agreement.

ii.	SMF will pay to SBS the Proven Unpaid A/R (as defined in the SBS Settlement Agreement) upon its determination (as described below).

In the SBS Settlement Agreement, the parties agreed to have a third party financial and accounting services firm, independently determine the Proven Unpaid A/R based on parameters set forth in the SBS Settlement Agreement.  In the SBS Settlement Agreement, the parties will accept the determination of Rehmann as final and binding, and all other claims and amounts are released. Rehmann has determined that the Company had paid all amounts due to SBS and that the Proven Unpaid A/R equals zero.

The Company has recorded the total settlement amount of $174,097 as of December 31, 2019.  This settlement amount is payable in 24 equal monthly payments of $7,254 starting January 1, 2020.  To date SBS is in default of the first four payments and formal default notices have been sent to SBS.  As of this date the Company believe these SBS payments must ultimately be paid by SBS and will continue to evaluate its collectability from SBS and establish reserves as appropriate.

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

SPAR BSMT has contracted with Ms. Karla Dagues Martins, a Brazilian citizen and resident and JDM's sister and a part owner of SPAR BSMT, to handle the labor litigation cases for SPAR BSMT and its subsidiaries.  These legal services are being provided to them by Ms. Martins' company, Karla Martins Sociedade de Advogados ("KMSA"). Accordingly, Mr. Jonathan Dagues Martins and Ms. Karla Dagues Martins are each an affiliate and a related party in respect of the Company.

Summary of Certain Related Party Transactions:

The following costs of affiliates were charged to the Company (in thousands):

	Year Ended December 31,
	2019	2018
Services provided by affiliates:
Field Specialist Service expenses* (SBS)	$-	$15,404
Field Administration Service expenses* (SAS)	-	2,738
National Store Retail Services (NSRS)	5,586	986
Office Lease Expenses (Mr. Burdekin)	24	24
Office Lease Expenses (RJ Holdings)	724	247
Office and vehicle rental expenses (MPT)	64	66
Vehicle rental expenses (MCPT)	1,175	1,248
Office and vehicle rental expenses (MHT)	281	228
Consulting and administrative services (CON)	130	220
Warehouse Rental (JFMD)	52	49
Legal Services (KMSA)	123	135
Sparfacts	42	-
Total services provided by affiliates	$8,201	$21,345

* Includes substantially all overhead (in the case of SAS and SBS), or related overhead, plus any applicable markup. The services provided by SAS and SBS were terminated as of July 2018.

Due to affiliates consists of the following (in thousands):	December 31,
	2019	2018
Loans from local investors:(1)
Australia	$467	$226
Brazil	139	139
China	2,271	2,130
Mexico	623	1,001
Resource Plus	531	531
South Africa	635	618
Total due to affiliates	$4,666	$4,645

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

Affinity from time to time may (in the case of a downward adjustment in such periodic premiums or the Cash Collateral) make refunds, rebates or other returns of such periodic premiums and Cash Collateral deposits to SAS for the benefit of itself, SBS and SMF (including any premium refund, as returned or returnable, "Affinity Returns"). The Company believes that SAS is obligated to return to SMF any and all Affinity Returns allocable to SMF in repayment of the corresponding advances from SMF and allocable to SAS in repayment of the corresponding advances from SMF. The Company also believes that SAS is obligated to return to SBS, and SBS is obligated to return to SMF, any and all Affinity Returns allocable to SBS in repayment of the corresponding advances. The Company believes that SBS and SAS have had limited operations since August 1, 2018, that the litigation and likely resulting financial difficulties facing SBS are significant, and that without adequate security, those circumstances puts such repayments to the Company at a material risk.

SMF had been in negotiations with SBS and SAS (respectively represented by Robert G. Brown and William H. Bartels, who together own over 33% of SGRP's common stock) since November 2017 for reimbursement and security agreements to document and secure those advances and repayment obligations, which advances total approximately $675,000. Although SBS and SAS had orally accepted those agreements in principal, the negotiations have recently broken down over their refusal to allow fully perfected first priority security interests in the Cash Collateral and SAS's policies with and equity interests in Affinity, as well as  their demands for post-termination payments and offsets potentially larger than the Cash Collateral. As a result, the Company has recorded a reserve for the full $900,000 in such receivables in 2018.  The Company is exploring its legal options for recovering the Affinity Returns from SAS and SBS. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies, above.  The $900,000 reserve includes the premium refund for the 2019-2020 Affinity plan year.

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

11. Stock Based Compensation and Other Plans

SGRP has granted stock option and restricted stock awards to the Company's eligible directors, officers and employees and consultants providing services to the Company to purchase SGRP Shares pursuant to the 2018 Plan and SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"). SGRP's stockholders approved and adopted the 2018 Plan in May 2018 and the 2008 Plan in May 2008, as the successor to various predecessor stock option plans (including the 2018 Plan and 2008 Plan, each a "Prior Plan") with respect to all new Awards granted, and an amendment to the 2008 Plan in May 2009, permitting the discretionary repricing of existing awards. SGRP also has granted stock options that continue to be outstanding under the Prior Plans. Each Prior Plan will continue to be active for the purposes of any remaining outstanding options and other Awards granted under it for so long as such options are outstanding.

At the May 2018 annual meeting of stockholders, the stockholders approved the 2018 Stock Compensation Plan of SPAR Group, Inc. (the "2018 Plan"). No new Awards could be issued under the 2018 Plan after the end of its final term on May 31, 2019.  Awards granted prior to the end of the final term of the 2018 Plan shall continue to be governed by the 2018 Plan (which 2018 Plan shall continue in full force and effect for that purpose).

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

As of December 31, 2019, there were Awards respecting 600,000 shares of SGRP's Common Stock that had been granted under the 2018 Plan (555,000 of which remained outstanding), and Awards respecting 3,044,927 shares of SGRP's Common Stock outstanding under the 2008 Plan.  As of December 31, 2019, there were no Awards available for grant under the 2018 Plan.

The employees, officers and directors of the Corporation or any of its subsidiaries (collectively, the "Company") or their consultants providing services to the Company (collectively, the "Participants") under the 2018 Plan have been granted certain Equity Compensation Awards based on SGRP Shares ("Awards").  The Participants providing such consulting services include the employees of and consultants to certain non-subsidiary affiliates and licensees of SGRP providing services to the Company (see Certain Relationships and Related Transactions, below) and other affiliates of and providers to the Corporation ("SPAR Vendors").

The 2018 Plan permitted the granting of Awards consisting of options to purchase shares of SGRP Shares Common Stock ("Options"), stock appreciation rights based on SGRP Shares ("SARs"), restricted SGRP Shares ("Restricted Stock"), and restricted stock units based on SGRP Shares ("RSUs"). The 2018 Plan permitted the granting of both Options that qualify under Section 422 of the United States Internal Revenue Code of 1986 as amended (the "Code") for treatment as incentive stock options ("Incentive Stock Options" or "ISOs") and Options that do not qualify under the Code as Incentive Stock Options ("Nonqualified Stock Options" or "NQSOs").  ISOs may only be granted to employees of the Corporation or its subsidiaries.

The SGRP Shares issued pursuant to the Options, SARs, Restricted Stock and RSUs under the 2018 Plan were all subject to the 2018 Maximum as noted above.

Awards can no longer be granted under the 2018 Plan.

The purpose of the 2018 Plan was to promote the interests of the Corporation and its stockholders by providing stock-based incentives to certain employees, directors, officers and consultants. Under the 2018 Plan, the mutuality of interest between those participants and the Corporation is strengthened because they have a proprietary interest in pursuing the Corporation's long-term growth and financial success. In addition, by allowing participation in the Corporation's success, the Corporation is better able to attract, retain and reward quality employees, directors, officers and consultants. In selecting the participants to whom Awards may be granted, consideration is given to factors such as employment position, duties and responsibilities, ability, productivity, length of service, morale, interest in the Corporation and recommendations of supervisors.

The vesting, duration and other terms of future awards was determined by the Compensation Committee in its discretion subject to any restrictions in the 2018 Plan and the Code. The terms may be different for the same or similar Awards or Participants. No SARs or RSUs were issued under the 2008 Plan or 2018 Plan. Restricted Stock Awards granted under the 2008 Plan and 2018 Plan generally vested over four years (i.e., one fourth per year of service after the grant date).  Option Awards granted under the 2008 Plan and 2018 Plan were generally Non-Qualified Options, generally vested over four years (i.e., one fourth per year of service after the grant date), had ten year terms, and had exercise prices set at fair market value on the grant date.

The grant date for an Award is generally the date the Award is approved by the Compensation Committee. Each Award granted under the 2018 Plan was evidenced by a Contract in a form approved by the Compensation Committee and executed by the Corporation and the Participant receiving the Award. Each Contract contained the terms, provisions and conditions pertaining to the applicable Award, including (as applicable) exercise price.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

Participants received Awards in return for the past and future rendering of services and were not required to pay the Corporation for such Awards (except for applicable tax withholding when due and any exercise price in the case of Options) or purchase price (if any) established by the Compensation Committee in the applicable Contract.

The 2018 Plan gave SGRP's Compensation Committee the full authority and complete flexibility from time to time to designate and modify (in its discretion) one or more of the outstanding Awards (including their exercise and base prices and other components and terms) to (among other things) restore their intended values and incentives to their holders. However, the exercise price, Base Value (as defined in the 2018 Plan) or similar component (if equal to SGRP's full stock price at issuance) of any Award cannot be lowered to an amount that is less than the Fair Market Value (as defined in the 2018 Plan) on the date of the applicable modification, and no modification can adversely affect an awardee's rights or obligations under an Award without the awardee's consent.

2008 Plan Summary

2008 Plan Stock option Award activity for the years ended December 31, 2019 and 2018 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2018	3,344,177	$0.96	5.17	$1,221
Granted	45,000	1.67	–	–
Exercised/cancelled	306,750	0.40	–	–
Forfeited or expired	37,500	–	–	–
Outstanding at December 31, 2018	3,044,927	$1.01	4.55	$103
Granted	–	–	–	–
Exercised	804,580	0.44	–	–
Forfeited or expired	13,136	–	–	–
Outstanding at December 31, 2019	2,227,211	$1.22	4.83	$452
Exercisable at December 31, 2019	1,723,961	$1.27	4.06	$321

The weighted-average grant-date fair value of stock option Awards granted during the year ended December 31, 2019 was $0.00. The total intrinsic value of stock option Awards exercised during the year ended December 31, 2019 and 2018 was $258,000 and $274,000, respectively.

The Company recognized $139,000 and $155,000 in stock-based compensation expense relating to stock option Awards during the years ended December 31, 2019 and 2018, respectively. The recognized tax benefit on stock based compensation expense related to stock options during the years ended December 31, 2019 and 2018, was approximately $35,000 and $38,000, respectively.

As of December 31, 2019, total unrecognized stock-based compensation expense related to stock options was $182,000. This expense is expected to be recognized over a weighted average period of approximately 2.0 years, and will be adjusted for changes in estimated forfeitures.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

2018 Plan Summary

Following are the specific valuation assumptions used for options granted in 2018 for the 2018 Plan:

	2019	2018
Expected volatility	39.0%	43.0%
Expected dividend yields	0.0%	0.0%
Expected term (in years)	3	5
Risk free interest rate	2.3%	2.5%
Expected forfeiture rate	5.0%	5.0%

2018 Plan Stock option Award activity for the years ended December 31, 2019 and 2018 are summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2018	–	–	–	–
Granted	245,000	1.23	–	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	10,000	–	–	–
Outstanding at December 31, 2018	235,000	$1.23	9.35	$-
Granted	320,000	0.64	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2019	555,000	$0.89	8.88	$6
Exercisable at December 31, 2019	88,750	$1.23	8.35	$6

The weighted-average grant-date fair value of stock option Awards granted during the year ended December 31, 2019 was $0.27. The total intrinsic value of stock option Awards exercised during the years ended December 31, 2019 and 2018 was $0.

The Company recognized $90,000 and $31,000 in stock-based compensation expense relating to stock option Awards during the years ended December 31, 2019 and 2018, respectively. The recognized tax benefit on stock based compensation expense related to stock options during the years ended December 31, 2019 and 2018, was approximately $22,000 and $8,000, respectively.

As of December 31, 2019, total unrecognized stock-based compensation expense related to stock options was $122,000. This expense is expected to be recognized over a weighted average period of approximately 2.0 years, and will be adjusted for changes in estimated forfeitures.

Restricted Stock - 2008 Plan

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

The following table summarizes the activity for restricted stock Awards during the years ended December 31, 2019 and 2018:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at January 1, 2018	68,400	$1.38
Granted	–	–
Vested	(18,900)	1.48
Forfeited	(48,500)	1.35
Unvested at December 31, 2018	1,000	1.36
Granted	–	–
Vested	(1,000)	1.36
Forfeited	–	–
Unvested at December 31, 2019	–	$-

During the years ended December 31, 2019 and 2018, the Company recognized approximately $1,200 and $15,000, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock based compensation expense related to restricted stock during the years ended December 31, 2019 and 2018 was approximately $0 and $4,000, respectively.

During the years ended December 31, 2019 and 2018, the total fair value of restricted stock vested was $1,000 and $23,000, respectively.

As of December 31, 2019, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $0.

Restricted Stock - 2018 Plan

The restricted stock Awards previously issued under the 2018 Plan (like those under the 2008 Plan) vested during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Restricted stock granted under the 2018 Plan (like those under the 2008 Plan) is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. The shares of stock are issued and value is recognized as compensation expense ratably over the requisite service period which generally is the Award's vesting period. In 2019, there were no restricted stock Awards issued to its Directors.

The following table summarizes the activity for restricted stock Awards during the year ended December 31, 2019 and 2018:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at January 1, 2018	20,000	$1.23
Granted	–	–
Vested	(10,000)	1.23
Forfeited	–	–
Unvested at December 31, 2018	10,000	1.23
Granted	–	–
Vested	(10,000)	1.23
Forfeited	–	–
Unvested at December 31, 2019	–	$-

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

During the years ended December 31, 2019 and 2018, the Company recognized approximately $4,000 and $20,000, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock based compensation expense related to restricted stock during the years ended December 31, 2019 and 2018 was approximately $1,000 and $5,000, respectively.

During the years ended December 31, 2019 and 2018, the total fair value of restricted stock vested was $7,000 and $12,000, respectively.

As of December 31, 2019, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $0.

Stock Purchase Plans

In 2001, SGRP adopted its 2001 Employee Stock Purchase Plan (the "ESP Plan"), which replaced its earlier existing plan, and its 2001 Consultant Stock Purchase Plan (the "CSP Plan"). These plans were each effective as of June 1, 2001. The ESP Plan allows employees of the Company, and the CSP Plan allows employees of the affiliates of the Company to purchase SGRP's Common Stock from SGRP without having to pay any brokerage commissions. On August 8, 2002, the Board approved a 15% discount for employee purchases of Common Stock under the ESP Plan and recommended that its affiliates pay 15% of the value of the stock purchased as a cash bonus for affiliate consultant purchases of Common Stock under the CSP Plan.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Year Ended December 31,
	2019	2018
Revenue, net:
United States	$90,720	$80,049
International	162,156	149,142
Total revenue	$252,876	$229,191

Operating income (loss):
United States	$2,818	$(2,543)
International	7,373	6,272
Total operating income	$10,191	$3,729

Interest expense:
United States	$613	$260
International	433	835
Total interest expense	$1,046	$1,095

Other (income), net:
United States	$(2)	$(1)
International	(264)	(405)
Total other (income), net	$(266)	$(406)

Income (loss) before income tax expense:
United States	$2,207	$(2,802)
International	7,204	5,842
Total income before income tax expense	$9,411	$3,040

Income tax expense (benefit):
United States	$792	$(266)
International	2,786	1,668
Total income tax expense	$3,578	$1,402

Net income (loss):
United States	$1,415	$(2,536)
International	4,418	4,174
Total net income	$5,833	$1,638

Net income attributable to non-controlling interest:
United States	$(760)	$(544)
International	(2,654)	(2,645)
Total net income attributable to non-controlling interest	$(3,414)	$(3,189)

Net income (loss) attributable to SPAR Group, Inc.:
United States	$655	$(3,080)
International	1,764	1,529
Total net income (loss) attributable to SPAR Group, Inc.	$2,419	$(1,551)

Depreciation and amortization:
United States	$1,642	$1,431
International	548	678
Total depreciation and amortization	$2,190	$2,109

Capital expenditures:
United States	$1,140	$1,345
International	238	277
Total capital expenditures	$1,378	$1,622

There were no inter-company sales for 2019 or 2018.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

	December 31,
	2019	2018
Assets:
United States	$24,927	$27,280
International	54,608	41,815
Total assets	$79,535	$69,095

Geographic Data (in thousands)

	Year Ended December 31,
	2019		2018
Net international revenue:		% of consolidated net revenue		% of consolidated net revenue
Brazil	$65,942	26.1%	$54,060	23.6%
South Africa	27,201	10.8	28,566	12.5
Mexico	23,324	9.2	21,233	9.3
China	12,993	5.1	13,181	5.8
Japan	11,469	4.5	10,814	4.7
Canada	9,059	3.6	8,392	3.7
India	8,813	3.5	9,269	4.0
Australia	3,087	1.2	3,405	1.5
Turkey	268	0.1	222	0.1
Total net international revenue	$162,156	64.1%	$149,142	65.2%

	Year Ended December 31,
	2019	2018
Long lived assets:
United States	$4,957	$2,560
International	3,954	1,715
Total long lived assets	$8,911	$4,275

13. Purchase of Interests in Subsidiaries

Resource Plus Acquisition

On January 9, 2018, the Company completed its acquisition of a 51% interest (the "Acquisition") in RPI, a supplier of professional fixture installation and product merchandising services; and a 51% interest in both of its sister companies, Mobex of North Florida, Inc. ("Mobex"), a proprietary retail fixture mobilization system manufacturer, and Leasex, LLC ("Leasex"), a company formed to lease Mobex's proprietary equipment. RPI owns a 70% interest in BDA Resource, LLC, a Florida limited liability company ("BDA"), and RPI, Leasex, Mobex and BDA may be referred to individually and collectively as "Resource Plus".

SGRP's subsidiary, SMF, purchased those equity interests in Resource Plus from Joseph L. Paulk and Richard Justus pursuant to separate Stock Purchase Agreements each dated as of October 13, 2017 (each a "SPA"), which were subject to due diligence and completion of definitive documents.  The base purchase prices under the SPAs for those Resource Plus equity interests were $3,000,000 for Mr. Paulk and $150,000 for Mr. Justus, subject to adjustment and potential bonuses as provided in their respective SPAs.  At the closing on January 9, 2018, Mr. Paulk received the base purchase price in $400,000 cash and a Promissory Note for $2,600,000; and Mr. Justus received the base purchase price in $50,000 cash and a Promissory Note for $100,000.  Those notes were issued by SMF, guaranteed by SGRP pursuant to separate Guaranties, and secured by SMF pursuant to separate Securities Pledge and Escrow Agreements to the sellers of the respective acquired equity interests, with each of those documents dated and effective as of January 1, 2018.  Mr. Paulk's note is repayable in installments of $300,000, plus interest at 1.85% per annum, per year on December 31 of each year (commencing in 2018, which payment was made in 2018), with the balance due on December 31, 2023; and Mr. Justus's note on December 31 of each such year (commencing in 2018, which payment was also made in 2018) is repayable in installments of $33,333 per year, plus interest at 1.85% per annum, on December 31 of each year, with the balance of $33,334 due on December 31, 2020.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13.  Purchase of Interests in Subsidiaries (continued)

In connection with that closing, Mr. Paulk retired, while Mr. Justus continued as President of Resource Plus and received an Executive Officer Employment Terms and Severance Agreement with RPI ("ETSA"), with a base salary of $200,000 per year (plus an incentive bonus).

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14. Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2019	2018
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$2,419	$(1,551)

Denominator:
Shares used in basic net income per share calculation	20,916	20,684
Effect of diluted securities:
Stock options and unvested restricted shares	241	–
Shares used in diluted net income per share calculations	21,157	20,684

Basic net income (loss) per common share:	$0.12	$ (0.07)
Diluted net income (loss) per common share:	$0.11	$ (0.07)

15.     Lease Obligations

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

Many of SPAR's equipment leases are short-term or cancellable with notice. SPAR’s office space leases have remaining lease terms between one and approximately eleven years, many of which include one or more options to extend the term for periods thereafter. Certain leases contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to SPAR if not exercised. The extension options and termination options may be exercised at SPAR’s sole discretion. SPAR does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if SPAR is not reasonably certain to exercise the option. As of December 31, 2019, SPAR has not included any options to extend or terminate a lease in its measurement of ROU assets or lease liabilities.

The reported results for 2019 reflect the application of ASC 842 guidance, whereas comparative periods and their respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840. As a result of adopting the new standard, SPAR recognized ROU assets and liability of $5.7 million. There was no adjustment to deferred taxes as a result of SPAR’s adoption of ASC 842. The adoption of ASC 842 did not have a material impact on SPAR’s results of operations or cash flows, nor did it have an impact on any of SPAR's existing debt covenants.

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

The components of SPAR's lease expenses for the twelve months ended December 31, 2019, which are included in the consolidated income statement, are as follows (in thousands):

		Twelve Months Ended
Lease Costs	Classification	December 31, 2019
Operating lease cost	Selling, General and Administrative Expense	$2,030
Short-term lease cost	Selling, General and Administrative Expense	85
Variable costs	Selling, General and Administrative Expense	290
Total lease cost		$2,405

Supplemental cash flow information related to SPAR’s leases for twelve months ended December 31, 2019 is as follows (in thousands):

Twelve Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,980

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$6,928

(a)         Amounts for the twelve months ended December 31, 2019 include the transition adjustment for the adoption of ASU 2016-02.

Leases	December 31, 2019
Assets:
Operating lease right-of-use assets	4,948
Liabilities:
Current portion of operating lease liabilities	2,828
Non-current portion of operating lease liabilities	2,120
Total operating lease liabilities	4,948

Weighted average remaining lease term - operating leases (in years)	5.9
Weighted average discount rate - operating leases	8.9%

At December 31, 2019, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

For the Year Ended December 31,	Amount
2020	3,052
2021	1,062
2022	1,106
2023	26
Total future operating lease liability	5,246
Less: amount representing interest	298
Present value of operating lease liabilities	4,948

As Previously disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2018 and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future minimum lease payments due under operating leases as of December 31, 2018 (in thousands):

Year	Amount
2019	$1,946
2020	1,428
2021	945
2022	682
2023	340
Total	$5,341

16.     Subsequent Events

Novel Coronavirus (COVID-19) Outbreak

In March 2020, the World Health Organization declared the novel strain of Coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide.  Internationally and in the USA, many of our customers have been affected by business closure and stay at home orders, which has hampered our ability to perform in-store services.  Some of our international locations, particularly in China, were impacted very early in 2020, while most other countries, including the USA, have been impact at varying times generally starting in March 2020. As of the date of this filing, many of our Company subsidiaries globally have been impacted by temporary retail closures or reduced in-store hours, although most of our customer’s locations remain open to provide essential products. New store openings and remodels with the Company's assistance are particularly susceptible to such external factors and are being delayed by many of the Company's clients due to the effects of the Novel Coronavirus. In response, the Company has implemented several cost savings measures which include a reduction in the use of contracted workers, furloughing employees, reducing hours and a reduction in other corporate and non-critical expenses. We cannot reasonably estimate the length or severity of this pandemic, but we currently anticipate a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide relief as a result of the COVID-19 outbreak.  The CARES Act, among other things, includes 1) provisions relating to compensation, benefits and payroll tax relief, 2) the availability of net operating loss carrybacks for periods beginning in 2018 and before 2021 and alternative minimum tax credit refunds, and 3) modifications to the net interest deduction limitations.  The Company continues to examine the impacts this CARES Act may have on its business.  The governments in which our International subsidiaries are located are offering similar business relief programs and the Company is examining the impacts of these programs on its operations as well.

Bartels' Retirement and Director Compensation

William H. Bartels retired as an employee of the Company as of January 1, 2020.  However, he will continue to serve as Vice Chairman and a member of SGRP's Board of Directors (the "Board"), positions he has held since July 8, 1999.

Effective as of January 18, 2020, SGRP's Governance Committee proposed and unanimously approved the following benefits for the five year period commencing January 1, 2020, and ending December 31, 2024 (the "Five Year Period"), for Mr. Bartels in connection with his retirement: (a) retirement payments of $100,000 per year ("Retirement Compensation"); (b) the then applicable regular non-employee director fees ("Regular Fees"), currently $55,000 per year, and a supplemental Board fee of $50,000 per year ("Supplemental Fees"); and (c) the same medical, dental, eye and life insurance benefits he received as of December 31, 2019, under an arrangement whereby Mr. Bartels shared part of the cost of Medicare and supplemental health benefits, currently valued at approximately $15,588 per year ("Medical Benefits"); in each case paid in accordance with SGRP's payroll schedule and policies, and payable whether or not Mr. Bartels remains a director of SGRP for any reason.

The Retirement Compensation, Regular Fees and Supplemental Fees that remain unpaid during the Five Year Period: (i) shall be accelerated and paid to Mr. Bartels (or his heirs or assigns) in full upon the sale to a third party of a majority of the SGRP Shares or all or substantially all of SGRP's assets; and (ii) shall survive and be payable in full to his heirs and assigns in the event of the death of Mr. Bartels.

Based on current rates and benefits, the aggregate value of such compensation, fees and benefits payable to Mr. Bartels will be approximately $220,558 per year and a total of $1,102,940 for the Five Year Period. Such compensation, fees and benefits (in whole or in part) may be extended beyond the Five Year Period in the discretion of the Board.

In the event of  any future business transaction involving Mr. Bartels and SGRP for which Bartels may receive additional compensation as mutually agreed at the time of or in connection with such transaction, which under applicable law also will require approval of SGRP's Audit Committee as a related party payment or transaction (as Mr. Bartels will still be a related party if he is then a director or significant stockholder), such retirement compensation, fees or benefits will not offset, replace or limit any such additional approved transactional compensation payable to Mr. Bartels.

Mr. Bartels is one of the founders and a significant stockholder of SGRP (holding approximately 25.1% of the SGRP Shares).  He also is part of a control group holding a majority of the SGRP Shares with Robert G. Brown (together with Mr. Bartels and related parties, the "Majority Stockholders"), which group most recently acted to unilaterally select, appoint and elect Panagiotis ("Panos") N. Lazaretos to serve on the board of directors of SGRP (effective on December 10, 2019), and unilaterally select, appoint and elect Robert G. Brown to serve on the board of directors of SGRP (likely to effective as of April 24, 2020).

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	(Recovered From)/Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year Ended December 31, 2019

Deducted from asset accounts:
Allowance for doubtful accounts	$533	83	178	$438

Year Ended December 31, 2018

Deducted from asset accounts:
Allowance for doubtful accounts	$342	196	5	$533

(1)         Uncollectible accounts written off, net of recoveries