Form 10-Q
period 2020-03-31
SPAR GROUP INC
filed 2020-06-29
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2020.

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on April 30, 2020, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $6.8 million.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SGRP	Nasdaq

The number of shares of the Registrant's Common Stock outstanding as of April 15, 2020, was 21,108,352 shares.

SPAR Group, Inc.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group") with the Securities and Exchange Commission (the “SEC”) on May 14, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this "Quarterly Report"), was delayed due to circumstances related to the novel coronavirus (COVID-19).  Due to the outbreak of, and local, state, and federal governmental responses to, and related circumstances arising from the COVID-19 pandemic, the Company’s internal team, accountants (and other advisors whose input is required before filing the Quarterly Report) have all needed to conduct this work remotely, which has, in turn, caused a delay in the preparation and filing of the Quarterly Report and prevented the Company from filing the Quarterly Report by its May 15, 2020 due date. The Company relied on the SEC’s Orders under Section 36 of the Securities and Exchange Act of 1934, as amended, dated March 4, 2020 and March 25, 2020 (Release Nos. 34-88318 and 34-88465), to delay the filing of this Quarterly Report for up to 45 days beyond the original May 15, 2020, due date.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,110	$10,458
Accounts receivable, net	48,321	49,299
Prepaid expenses and other current assets	2,470	2,404
Total current assets	59,901	62,161
Property and equipment, net	2,769	2,848
Operating lease right-of-use assets	4,277	4,948
Goodwill	3,760	3,784
Intangible assets, net	2,644	2,796
Deferred income taxes	1,663	1,883
Other assets	1,152	1,115
Total assets	$76,166	$79,535
Liabilities and equity
Current liabilities:
Accounts payable	$8,789	$9,186
Accrued expenses and other current liabilities	18,650	18,548
Due to affiliates	4,319	4,666
Customer incentives and deposits	74	594
Lines of credit and short-term loans	10,349	8,932
Current portion of operating lease liabilities	2,188	2,828
Total current liabilities	44,369	44,754
Operating lease liabilities, less current portion	2,089	2,120
Long-term debt and other liabilities	1,300	1,300
Total liabilities	47,758	48,174
Commitments and contingencies – See Note 8
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares – None – Balance at March 31, 2020 and December 31, 2019	-	-
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 21,108,352 – Balance at March 31, 2020, and 21,102,335 – December 31, 2019	211	211
Treasury stock, at cost 1,697 shares – Balance at March 31, 2020, and 1,697 shares – December 31, 2019	(2)	(2)
Additional paid-in capital	16,536	16,511
Accumulated other comprehensive loss	(5,072)	(3,616)
Retained earnings	6,149	5,851
Total SPAR Group, Inc. equity	17,822	18,955
Non-controlling interest	10,586	12,406
Total equity	28,408	31,361
Total liabilities and equity	$76,166	$79,535

See accompanying notes.

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019

Net revenues	$61,348	$57,160
Cost of revenues	49,560	46,525
Gross profit	11,788	10,635
Selling, general and administrative expense	9,771	8,394
Depreciation and amortization	540	508
Operating income	1,477	1,733
Interest expense	228	199
Other income, net	(8)	(65)
Income before income tax expense	1,257	1,599

Income tax expense	335	558
Net income	922	1,041
Net (income) attributable to non-controlling interest	(624)	(422)
Net income attributable to SPAR Group, Inc.	$298	$619
Basic and diluted income per common share:	$0.01	$0.03
Weighted average common shares – basic	21,105	20,777
Weighted average common shares – diluted	21,228	21,051

Net income	$922	$1,041
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,900)	108
Comprehensive (loss) income	(2,978)	1,149
Comprehensive loss (income) attributable to non-controlling interest	1,820	(450)
Comprehensive (loss) income attributable to SPAR Group, Inc.	$(1,158)	$699

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2020	21,102	$211	2	$(2)	$16,511	$(3,616)	$5,851	$12,406	$31,361

Exercise of stock options	6	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	25	–	–	–	25
Other comprehensive loss	–	–	–	–	–	(1,456)	–	(2,444)	(3,900)
Net income	–	–	–	–	–	–	298	624	922
Balance at March 31, 2020	21,108	$211	2	$(2)	$16,536	$(5,072)	$6,149	$10,586	$28,408

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

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$922	$1,041
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	540	508
Amortization of operating lease assets	722
Bad debt expense, net of recoveries	44	(13)
Share based compensation	25	49
Changes in operating assets and liabilities:
Accounts receivable	1,015	(1,236)
Prepaid expenses and other assets	107	(1,390)
Accounts payable	(386)	1,310
Operating lease liabilities	(722)
Accrued expenses, other current liabilities and customer incentives and deposits	(812)	269
Net cash provided by operating activities	1,455	538

Investing activities
Purchases of property and equipment and capitalized software	(342)	(464)
Net cash used in investing activities	(342)	(464)

Financing activities
Net borrowings/(payments) on lines of credit	1,786	(159)
Payments on term debt	(333)	(85)
Net cash provided by (used in) financing activities	1,453	(244)

Effect of foreign exchange rate changes on cash	(3,914)	149
Net change in cash and cash equivalents	(1,348)	(21)
Cash and cash equivalents at beginning of year	10,458	7,111
Cash and cash equivalents at end of period	$9,110	$7,090

Supplemental disclosure of cash flows information:
Interest paid	$203	$201
Income taxes paid	$14	$95

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited, interim condensed consolidated financial statements of the Company, accompanying this Quarterly Report on Form 10-Q for the first quarter ended March 31, 2020 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2019, has been prepared from the Company's audited consolidated balance sheet as of such date. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the "SEC") on April 14, 2020 (the "2019 Annual Report"), and SGRP's Proxy Statement for its 2020 Annual Meeting of Stockholders as filed with the SEC on May 1, 2020 (the "2020 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2019 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2020 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE COMPENSATION, (iv) THE BOARD OF DIRECTORS OF THE CORPORATION, (v) EXECUTIVE COMPENSATION and (vi) STOCK-BASED COMPENSATION PLANS. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year. Except for the change noted below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

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

As of March 31, 2020, the Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which has provided services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa and Turkey.

Novel Coronavirus (COVID-19) Outbreak

In March 2020, the World Health Organization declared the novel strain of Coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.

In the USA, many of our clients have been affected by business closure and stay at home orders, which has hampered our ability to perform in-store services since March 2020. As of the date of this filing, many of our Company subsidiaries globally have been impacted by temporary retail closures or reduced in-store hours, although most of our customer’s locations remain open to provide essential products. New store openings and remodels with the Company's assistance are particularly susceptible to such external factors and are being delayed by many of the Company's clients due to the effects of the Novel Coronavirus. The Company has initiated mitigation efforts and is monitoring the situation on a country-by-country basis.  The Company has also implemented several cost savings measures which include a reduction in the use of contracted workers, furloughing employees, reducing hours and a reduction in other corporate and non-critical expenses.

 Due in part to the uncertainty stemming from the COVID-19 pandemic as described above the Company experienced a decrease in market capitalization near the end of the first quarter that has continued into the subsequent period. As a result of this condition, the Company reviewed for any triggering event and the need to perform quantitative interim impairment testing over the Company’s goodwill assets as of March 31, 2020. The Company concluded that a triggering event did not occur based on qualitative factors assessed as part of the annual impairment test previously performed, such as actual results to date in comparison to previous forecasts and assumptions based on current projections, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital, and accordingly did not record any asset impairment charges on its goodwill. In performing its assessment, the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date considering the developing situation resulting from the COVID-19 pandemic. If actual results are not consistent with the assumptions and judgments used, there may be exposure to future impairment losses that could be material to the Company’s results of operations.

Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company cannot reasonably estimate the length or severity of this pandemic, however we currently anticipate a material adverse impact on our consolidated financial position, results of operations, and cash flows in fiscal 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  The CARES Act is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. We are analyzing the various aspects of the CARES Act to determine the impact specific provisions may have on us.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income attributable to SPAR Group, Inc.	$298	$619

Denominator:
Shares used in basic net income per share calculation	21,105	20,777
Effect of diluted securities:
Stock options and unvested restricted shares	122	274
Shares used in diluted net income per share calculations	21,228	21,051

Basic net income per common share:	$0.01	$0.03
Diluted net income per common share:	$0.01	$0.03

4.	Credit Facilities and Other Debt

Domestic Credit Facilities

North Mill Capital Credit Facility

On April 10, 2019, the Company repaid and replaced its 2018 credit facility with PNC Bank, National Association ("PNC"), with a new secured revolving credit facility in the United States and Canada (the "NM Credit Facility") with North Mill Capital, LLC ("NM").

In order to obtain, document and govern the NM Credit Facility: SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force ("SMF"), Inc., and SPAR Canada Company ("SCC") (each, an "NM Borrower" and collectively, the "NM Borrowers"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors"), entered into eighteen (18) month individual Loan and Security Agreements with NM dated as of April 10, 2019 (the "NM Loan Agreements"), which governs the obligations of the NM Loan Parties to NM and secures them with pledges of substantially all of the assets of the NM Loan Parties (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets); the SMF Borrower issued its $12.5 million Revolving Credit Master Promissory Note to NM dated April 10, 2019, and the SCC Borrower issued its $2.5 million Revolving Credit Master Promissory Note to NM dated April 10, 2019 (the "NM Notes"), which evidences the NM Borrowers' loans and other obligations to NM; the NM Guarantors entered into a Guaranty Agreement with NM dated as of April 10, 2019 (the "NM Guaranty"), which guaranties the NM Borrowers' loans and other obligations to NM. The NM Credit Facility, was subsequently extended until October 2021.

On April 10, 2019, the Company drew down an initial advance under the NM Credit Facility of approximately $9.8 million, which was used to repay the Company's existing credit facility with PNC.

The NM Note currently requires the NM Borrowers to pay interest on the loans thereunder equal to (A) Prime Rate designated by Wells Fargo Bank, plus (B) one hundred twenty five basis points (1.25%) or a minimum of 6.75%. In addition, the Company is paying a fee to NM of $180,000 payable at $10,000 per month over the term of the agreement.  The Company utilized a broker to assist in this financing and has paid a fee of $120,000 for their services. On March 31, 2020, the aggregate interest rate under that formula was 6.75% per annum, and the outstanding loan balance was $9.5 million. Outstanding amounts are classified as short-term debt.

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

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including, maintaining a positive trailing EBITDA for each Borrower and limits on capital expenditures and other investments. The Company was in compliance of such covenants as of March 31, 2020.

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

On April 10, 2019, the Company repaid and replaced its credit facility with PNC Bank, National Association with the NM Credit Facility.

Fifth Third Credit Facility

One of the Company's consolidated subsidiaries, Resource Plus of North Florida ("Resource Plus"), is a party to a revolving line of credit facility (the "Fifth Third Credit Facility") from Fifth Third Bank for $3.5 million, which was scheduled to become due on April 23, 2020. Effective April 16, 2020, the term of the Fifth Third Credit Facility was extended and is currently scheduled to become due on June 16, 2022.

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of March 31, 2020, there was no outstanding balance. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined in the agreement) per annum, plus (B) two hundred fifty basis points (2.50%). On March 31, 2020, the aggregate interest rate under that formula was 3.60% per annum.

Other Debt

Effective with the closing of the Resource Plus acquisition, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2019 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts. The total balance owed at March 31, 2020 was approximately $1.6 million.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $491,000 USD (based upon the exchange rate at March 31, 2020). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of March 31, 2020 was $219,000 (Australian) or $134,000 USD and is due on demand.

On October 5, 2018 SPAR Brazil secured a line of credit facility with Banco Santander for approximately 381,000 Brazilian Real or approximately $73,000 USD (based upon the exchange rate at March 31, 2020). The outstanding balance as of March 31, 2020 was approximately 122,000 Brazilian Real or approximately $23,000 USD. This note is due September 30, 2020.

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer for 5.0 million Mexican Pesos or approximately $210,000 USD (based upon the exchange rate at March 31, 2020). The revolving line of credit expired April 2020 but has been extended to May 2021.  The variable interest rate is TIIE  (Interbank Interest Rate) plus 5.2% resulting in a rate of 11.3% as of March 31, 2020. There was no outstanding balance as of March 31, 2020.

SPAR Todopromo has secured a line of credit facility with Steel Factoring for 5.0 million Mexican Pesos or approximately $210,000 USD (based upon the exchange rate at March 31, 2020). The revolving line of credit was secured on December 13, 2019, and expires December 2020. The fixed interest rate for the Steel Factoring facility is 18%, as of March 31, 2020. The outstanding balance as of March 31, 2020 was $5,000,000 million Pesos or approximately $210,000 USD (based upon the exchange rate at March 31, 2020).

Effective February 4, 2020, SPAR Todopromo established a line of credit facility with Ve Por Mas for 5.2 million Mexican Pesos or approximately $219,000 USD (based upon the exchange rate at March 31,2020).  The line expires on February 4, 2021.  The variable interest rate is TIIE  plus 3.0% resulting in a rate of 10.5% as of March 31, 2020.  The outstanding balance was 4.7 million Mexican Pesos or approximately $199,000 USD (based upon the exchange rate at March 31, 2020).

	Interest Rate
	as of
	March 31, 2020	2020	2021	2022	2023	2024	2025
Australia - National Australia Bank	6.56%	134	-	-	-	-	-
Brazil - Santander	16.52%	24	-	-	-	-	-
Mexico - Steel Factoring	1.9%	210	-	-	-	-	-
Mexico - Ve Por Mas	10.50%	199	-	-	-	-	-
USA – North Mill Capital	6.75%	9,449	-	-	-	-	-
USA – Resource Plus Seller Notes	1.85%	333	300	300	700	-	-
Total		$ 10,349	$ 300	$ 300	$ 700	$ -	$ –

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	March 31,	December 31,
	2020	2019
Unused Availability:
United States / Canada	$6,051	$3,694
Australia	357	423
Brazil	50	49
Mexico	230	-
Total Unused Availability	$6,688	$4,166

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

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Executives, Officers, Employees, Consultants and other Representatives Amended and Restated (as of) March 15, 2018 (the "Ethics Code"). The Ethics Code is intended to promote and reward honest, ethical, respectful and professional conduct by each director, executive, officer, employee, consultant and other representative of any of SGRP and its subsidiaries (together with SGRP, the "Company") and each other Covered Person (as defined in the Ethics Code) in his or her position with the Company anywhere in the world, including (among other things) serving each customer, dealing with each vendor and treating each other with integrity and respect, and behaving honestly, ethically and professionally with each customer, each vendor, each other and the Company. Article II of the Ethics Code specifically prohibits various forms of self-dealing (including dealing with relatives) and collusion and Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from using or disclosing the Confidential Information of the Company or any of its customers or vendors, seeking or accepting anything of value from any competitor, customer, vendor, or other person relating to doing business with the Company, or engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include (among other things) any contract with an affiliated person (each an "Approved Affiliate Contract") or anything else disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as the case may be, as well as the ownership, board, executive and other positions held in and services and other contributions to affiliates of SGRP and its subsidiaries by certain directors, officers or employees of SGRP, any of its subsidiaries or any of their respective family members. The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including those related to the oversight and approval of conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in clause IV.11 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in clause I.2(l) of the Audit Committee's Charter. The Governance Committee and Audit Committee each consist solely of independent outside directors (see Domestic Related Party Services, International Related Party Services, SBS Bankruptcy, Settlement and March 2020 Claim, Summary of Certain Related Party Transactions, Infotech Litigation and Settlement, Affinity Insurance, and Other Related Party Transactions and Arrangements, below).

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

Domestic Related Party Services:

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by SBS LLC which in turn is beneficially owned by Robert G. Brown. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Infotech is an affiliate because it is owned principally by Robert G. Brown.  Mr. Robert G. Brown and Mr. Bartels (the "Majority Stockholders") (see below), are members of a 13D control group and founders of SGRP, Mr. Robert G. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired), and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels. Mr. Bartels was and continues to be Vice Chairman and a director of SGRP, but retired as an employee of SGRP as of January 1, 2020 (see Bartels' Retirement and Director Compensation, below).  Mr. Robert G. Brown and Mr. Bartels also have been and are stockholders, directors and executive officers of various other affiliates of SGRP. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies – Legal Matters, and SBS Bankruptcy, Settlement and March 2020 Claim and Infotech Litigation and Settlement, below.

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

Due to (among other things) the adverse determination in 2016 in the Clothier case (as defined below) that SBS had misclassified its employees as independent contractors and the ongoing proceedings against SBS (which could have had a material adverse effect on SBS's ability to provide future services needed by the Company), SBS' continued higher charges and expense reimbursement disputes, and the Company's identification of an experienced independent third party company (the "Independent Field Vendor") who would provide comparable services on substantially better terms, the Company terminated the services of SBS effective July 27, 2018, and the Company has engaged that Independent Field Vendor to replace those field services previously provided by SBS (other than in California).  The Company similarly terminated SAS and has engaged another independent third party company to replace those administrative services formerly provided by SAS, effective August 1, 2018 (the "Independent Field Administrator").

On May 7, 2018, the Company gave a termination notice to SAS specifying July 31, 2018, as the end of the Service Term under (and as defined in) SAS Agreement signed in 2016.  The Company has reached a non-exclusive agreement with an independent third party vendor to provide substantially all of the domestic Independent Field Administrators used by the Company.

Although SAS has not provided or been authorized to perform any services to the Company after their terminations described above effective on or before July 31, 2018. While SAS has apparently continued to operate for its own benefit and/or the winding down of its operations, the Company has determined that it is not obligated to reimburse any post-termination expense.  However, in the spirit of settlement, the Company had offered to reimburse SAS $237,500 for claimed transition expenses to be offset by $226,000 owed by SAS to the Company, for a net payment to SAS of $11,500. SAS has not accepted the Company's offer.

The Company expects that SBS and SAS may use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of their post-termination expense, including repeated litigation. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters and SBS Bankruptcy, Settlement and March 2020 Claim, below.

Any claim by Robert G. Brown, William H. Bartels, SBS, SAS, any other related party or any third party that the Company is somehow liable for any judgment or similar amount imposed against SBS or SAS or any other related party, any judicial determination that the Company is somehow liable for any judgment or similar amount imposed against SBS or SAS or any other related party, or any increase in the Company's use of employees (rather than the services of independent contractors provided by third parties) to perform Field Specialist services domestically, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

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

Infotech sued the Company in New York seeking reimbursement for approximately $190,000 respecting alleged lost tax benefits and other expenses it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and previously denied on multiple occasions by both management and SGRP's Audit Committee, whose approval was required because Infotech is a related party. Infotech also threatened to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech, for which the Company vigorously denies liability. The Company and Infotech settled this matter. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies - Legal Matters, below.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Peter W. Brown was appointed as a Director on the Board as of May 3, 2018, replacing Mr. Robert G. Brown upon his retirement from the Board and Company at that date.  He is not considered independent because Peter Brown is an affiliate and related party respecting SGRP and was proposed by Mr. Robert G. Brown to represent the Brown family interests.  He worked for and is a stockholder of SAS (see above) and certain of its affiliates, he is the nephew of Mr. Robert G. Brown, he is a director of SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation and SGRP subsidiary ("SPAR BSMT") and owns Earth Investments LLC, ("EILLC"), which owns 10% interest in the SGRP's Brazilian subsidiary. Mr. Robert G. Brown is a significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP, and a future director of SGRP) and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels.

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

Resource Plus of North Florida, Inc. "Resource Plus", is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the RPI membership interests and by Mr. Richard Justus through his ownership of the other 49% of the RPI membership interests. Mr. Justus has a 50% ownership interest in RJ Holdings which owns the buildings where RPI is headquartered and operates. Both buildings are subleased to RPI.

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

On August 6, 2019, SGRP, and its subsidiaries SPAR Marketing Force, Inc. ("SMF"), a Nevada corporation, and SPAR Assembly & Installation, Inc., f/k/a SPAR National Assembly Services, Inc., a Nevada corporation, submitted to the U.S. District Court in Nevada (the "Bankruptcy Court") their Compromise and Settlement Agreement, dated July 26, 2019 (the "Settlement Agreement"), with SBS, a Nevada corporation formerly known as SPAR Marketing Services, Inc., debtor and debtor-in-possession, and SBS, LLC, a Nevada limited liability company.  The Settlement Agreement was submitted in the SBS Chapter 11 Case.  Pursuant to the Settlement Agreement, the Company settled its claims for (among other things) indemnification from SBS in Clothier and the Rodgers class action case in Texas ("Rodgers").

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

On August 6, 2019, the Bankruptcy Court approved the Settlement Agreement and the SBS reorganization pursuant to SBS' First Amended Chapter 11 Plan of Reorganization, as amended by the Settlement Agreement (the "Plan of Reorganization").  Pursuant to its Plan of Reorganization, SBS also settled its potential liability in the Clothier and Rodgers cases, but the Company believes that Robert G. Brown and William H. Bartels were not released from Clothier, any related case or Rodgers.  See Note 8 to the Company's Consolidated Financial Statements in the Commitments and Contingencies -- Legal Proceedings -- SBS Bankruptcy, Settlement and March 2020 Claim, SBS Clothier Litigations, and SBS Rodgers Litigation, below.  In the Settlement Agreement, except for the carve out described in the next paragraph, SBS completely released the Company from all obligations that may be owed to SBS.

On August 6, 2019, with the support of (among others) the Clothier and Rodgers plaintiffs and the Company, the Court approved the SBS Settlement Agreement and the SBS Reorganization pursuant to the SBS Plan (as defined in the SBS Settlement Release). The SBS Settlement Agreement provides for a mutual release of claims (including the SBS Claims and the SGRP Claims, as defined therein), except for the following:

(i)       the Company’s $2.2 million in claims were settled for $174,097.34 payable by SBS over 24 monthly installments of $7,254.06 per month starting January 1, 2020, and without any interest (collectively, the "Discounted Claim Payments"), as such terms are defined in the SBS Settlement Agreement and the Company accrued $174,097 for the Discounted Claim Payments; and

(ii)       SMF will pay to SBS the Proven Unpaid A/R (as defined in the SBS Settlement Agreement) upon its determination (as described below).

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

The Company has recorded the total settlement amount of $174,097 as of December 31, 2019.  This settlement amount is payable in 24 equal monthly payments of $7,254 starting January 1, 2020.  To date SBS is in default of the first six payments totaling $43,524 and formal default notices have been sent to SBS. SBS has responded and claimed an offset respecting its undocumented and unproven claims. As of this date the Company believes these SBS payments must ultimately be paid by SBS and will continue to evaluate its collectability from SBS and establish reserves as appropriate.

On March 6, 2020, Robert G. Brown on behalf of SBS sent an email communication to Arthur B. Drogue, to which he copied Arthur H. Baer, demanding payment of $1,707,374 to SBS from SMF SGRP pursuant to (among other things) the SBS Settlement Agreement (the "March 2020 Claim").  The Company has reviewed the March 2020 Claim in detail (although Brown has provided no backup or proof) and the Company strongly disagrees that any such amount is owed.  The Company believes that the robust and comprehensive mutual releases and other provisions in the SBS Settlement Agreement provide valuable relief from such claims and potential future claims and litigation by SBS respecting the Company's past involvement with SBS, including the March 2020 Claim.  However, Robert G. Brown, president, director and indirect owner of SBS, since and notwithstanding the Court's approval of the SBS Settlement Agreement, has continued to make unproven and undocumented claims that amounts that were fully released pursuant to the SBS Settlement Agreement and approved by the bankruptcy court are nevertheless due to SBS from the Company, and the Company strongly disagrees.  The Company is prepared to take action in Nevada Bankruptcy Court by reopening the SBS bankruptcy case and petitioning official settlement of this matter.  Since all such claims have been completely released by SBS (with Mr. Robert G. Brown's approval), the Company owes nothing and has not accrued anything respecting Mr. Robert G. Brown's renewed claims.  Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP, and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels.

At SGRP's March 2020 Board meeting, Mr. Bartels was requested by an independent director to compile a list of unproven and undocumented claims that he and Mr. Brown believe are owed by the Company. On March 17, 2020, that list was given to the Audit Committee Chairman and included additional claims, net of an anticipated reduction, totaling approximately $1.3 million, bringing their total claims to approximately $3 million.  The Company has completely rejected these claims, and believes it was released from all such claims by SBS in the SBS bankruptcy reorganization.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The March 2020 Claim includes estimates for the individual legal defenses of Robert G. Brown and William H. Bartels in the private attorney general action in California ("PAGA") and Texas ("Rodgers") in cases that do not involve and never included the Company and for which the Company believes it has no liability.  The March 2020 Claim also includes defense expenses for SBS Clothier case, which expenses SBS settled for a highly discounted amount in its bankruptcy reorganization but now wants the Company to pay in full. SBS in its bankruptcy reorganization but SBS now wants the Company to pay in full. SBS in its bankruptcy reorganization settled its potential liability in the Rodgers and Clothier cases and SBS has, and since July 2019 had, no more defense expenses in those cases.  Subsidiaries of SGRP were at one time in the  Clothier case but were dismissed without prejudice leaving SGRP subject to potential liability. Accordingly, SGRP settled the Clothier case separately.  SGRP was never named in the Rodgers case. However, the alleged continued willful misclassification by SBS of its independent contractors after the Clothier misclassification determination is a claimed basis for the PAGA lawsuit against Brown and Bartels. See Note 8 to the Company's Consolidated Financial Statements in the Commitments and Contingencies -- Legal Proceedings -- SBS Field Specialist Litigation, SBS Clothier Litigation, and SGRP Hogan Litigation. Mr. Bartels' list also includes payments of $500,000 per year to Robert G. Brown for extended retirement and advisory fees, although the Company has never proposed, committed or agreed to them and on several occasions specifically rejected Mr. Brown's proposals in various forms for them.

Infotech Litigation and Settlement

On September 19, 2018, SGRP was served with a Summons and Complaint by SPAR InfoTech, Inc. ("Infotech"), an affiliate of SGRP that is owned principally by Mr. Robert G. Brown (one of the Majority Stockholders) as plaintiff commencing a case against SGRP (the "Infotech Action"). The Infotech Action sought payment from SGRP of approximately $190,000 for alleged lost tax benefits and other expenses that it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and that were previously denied on multiple occasions by both management and SGRP's Audit Committee (whose approval was required because Infotech is a related party).

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

Mr. Robert G. Brown incurred his alleged expenses associated with the transaction through Infotech, including salary allocations for unauthorized personnel and claims for his "lost tax breaks".  Mr. Robert G. Brown submitted his unauthorized, unproven and undocumented "expenses" to SGRP, and SGRP's Audit Committee allowed approximately $50,000 of them (which was paid) and disallowed approximately $150,000 of them.  His claim increased to over $190,000 in the Infotech Action.  The Company vigorously denied owing any of those amounts.

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

In order to avoid the expenses of protracted litigation, SGRP's Management and the Audit Committee agreed that it would be in the best interest of all stockholders to reach a reasonable settlement of both the Infotech Action and the Romanian Claim for installment payments in reasonable amounts and mutual releases of all other related claims.  Management had offered $225,000 to settle both, but at the urging of the Board and assurances of several Board members that it would help them persuade Mr. Robert G. Brown to settle, management agreed to increase the settlement offer to a total of $275,000.  After extensive negotiation between the Company and Infotech, Mr. Robert G. Brown accepted the $275,000 offer and the parties entered into the Confidential Settlement Agreement and Mutual Release on October 8, 2019 (the "Infotech Settlement Agreement"), which was approved and ordered by the Court on October 30, 2019, and the Infotech Action was discontinued (dismissed) with prejudice.

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

International Related Party Services:

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 23% by FRIEDSHELF 401 Proprietary Limited (owned by Mr. Brian Mason and Mr. Garry Bristow, until June 2019, when it was sold to Lindicom) and 26% by Lindicom Proprietary Limited. Mr. Mason is President and a director and Mr. Bristow is an officer and director of Meridian. Mr. Mason is also an officer and director and 50% shareholder of Merhold Property Trust ("MPT"). Mr. Mason and Mr. Bristow are both officers and directors and both own 50% of Merhold Cape Property Trust ("MCPT"). Mr. Mason and Mr. Bristow are officers and owners of Merhold Holding Trust ("MHT") which provides similar services like MPT. MPT owns the building where Meridian is headquartered and also owns 20 vehicles, all of which are subleased to Meridian. MCPT provides a fleet of 172 vehicles to Meridian under a 4 year lease program.

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

JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil company pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party respecting the Company. EILLC is owned by Mr. Peter W. Brown, a citizen and resident of the USA ("PWB") and a director of SPAR BSMT and SGRP and nephew of Robert G. Brown. Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP,  and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels. Accordingly, PWB and EILLC are each a related party respecting the Company.

SPAR BSMT has contracted with Ms. Karla Dagues Martins, a Brazilian citizen and resident and JDM's sister and a part owner of SPAR BSMT, to handle the labor litigation cases for SPAR BSMT and its subsidiaries.  These legal services are being provided to them by Ms. Martins' company, Karla Martins Sociedade de Advogados ("KMSA"). Accordingly, Mr. Jonathan Dagues Martins and Ms. Karla Dagues Martins are each an affiliate and a related party respecting the Company.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Summary of Certain Related Party Transactions:

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Services provided by affiliates:
National Store Retail Services (NSRS)	1,342	125
Office lease expenses (Mr. Burdekin)	6	-
Office lease expenses (RJ Holdings)	173	102
Office and vehicle lease expenses (MPT)	16	16
Vehicle rental expenses (MCPT)	299	290
Office and vehicle rental expenses (MHT)	73	64
Consulting and administrative services (CON)	12	37
Legal Services (KMSA)	23	22
Warehousing rental (JFMD)	13	12
Sparfacts	31	-

Total services provided by affiliates	$1,988	$668

Due to affiliates consists of the following (in thousands):	March 31,	December 31,
	2020	2019
Loans from local investors:(1)
Australia	$410	$467
Mexico	623	623
Brazil	139	139
China	2,217	2,271
South Africa	399	635
Resource Plus	531	531
Total due to affiliates	$4,319	$4,666

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Company also advanced money to SAS to prepay Affinity insurance premiums (which in the case of workers compensation insurance are a percentage of payroll). The Company had advanced approximately $226,000 to SAS for the 2018-2019 Affinity plan year based on estimates that assumed SBS and SAS would be providing services to the Company for the full plan year. However, the Company terminated them and they ceased providing SAS' services by August 2018, so that insurance was required for only one month's payroll. Upon completion of the Affinity audit for the Affinity 2018-2019 plan year, the Company anticipates that SAS should receive a premium refund from Affinity of approximately $150,000 and will be obligated to repay that amount to the Company.

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

Based on current rates and benefits, the aggregate value of such compensation, fees and benefits payable to Mr. Bartels will be approximately $220,558 per year and a total of $1,102,940 for the Five Year Period. Such compensation, fees and benefits (in whole or in part) may be extended beyond the Five Year Period in the discretion of the Board. The Company recognized $700,000 of retirement benefit expense during the three-month period ended March 31, 2020, representing the present value of the future payments due Mr. Bartels.

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

Mr. Bartels is one of the founders and a significant stockholder of SGRP (holding approximately 25.1% of the SGRP Shares).  He also is part of a control group holding a majority of the SGRP Shares with Robert G. Brown (together with Mr. Bartels), which group most recently acted to (1) unilaterally select, appoint and elect Panagiotis ("Panos") N. Lazaretos to serve on the board of directors of SGRP, effective on December 10, 2019, and unilaterally select, appoint and elect Robert G. Brown to serve on the board of directors of SGRP, effective as of the Brown Effective Time (see Information In Connection With Appointment Of Robert G. Brown As A Director, above).

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Through arrangements with the Company, SBS (owned by Mr. Bartels and Mr. Brown), SAS (owned by Mr. Bartels and family members of Mr. Robert G. Brown), and other companies owned by Mr. Brown participate in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those group items and the actual costs of all items paid specifically for them. All such transactions between the Company and the above affiliates are paid and/or collected by the Company in the normal course of business.

6.	Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At March 31, 2020, no shares of SGRP Series A Preferred Stock were issued and outstanding.

7.	Stock-Based Compensation and Other Plans

As of March 31, 2020, there were Awards representing 585,000 shares of SGRP's Common Stock that had been granted under the 2018 Plan (565,000 of which remain outstanding), and Awards representing 3,044,927 shares of SGRP's Common Stock outstanding under the 2008 Plan.  After May 31, 2019, the 2018 Plan ended and no further grants can be made under the 2018 Plan respecting such shares of SGRP's Common Stock. There is no new plan in place for stock compensation.

The Company recognized $25,000 and $46,000 in stock-based compensation expense relating to stock option awards during the three month periods ended March 31, 2020 and 2019, respectively.  The tax benefit available from stock based compensation expense related to stock option during both the three months ended March 31, 2020 and 2019 was approximately $6,000 and $11,000 respectively. As of March 31, 2020, total unrecognized stock-based compensation expense related to stock options was $244,000.

During the three months ended March 31, 2020 and 2019, the Company recognized approximately $0 and $3,000, respectively of stock based compensation expense related to restricted stock.  The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended March 31, 2020 and 2019 was approximately $0 and $1,000, respectively. As of March 31, 2020, there was zero unrecognized stock-based compensation expense related to unvested restricted stock Awards.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

RELATED PARTIES AND RELATED PARTY LITIGATION:

SBS, SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by an entity controlled by Robert G. Brown and prior to November 2018 was owned by Robert G. Brown and William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels, Peter W. Brown and certain other relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech is an affiliate because it is owned by Robert G. Brown. Messrs. Brown and Bartels (including, as applicable, certain related parties, the "Majority Stockholders") collectively own approximately 53.2% of SGRP's common stock and are the founders of SGRP.  Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP, and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels.  Mr. Bartels is Vice Chairman and a director of SGRP.  Mr. Bartels retired as an employee of the Company as of January 1, 2020 (in accordance with the actions of SGRP's Compensation Committee on January 22, 2020). See Bartels' Retirement and Director Compensation, above. Messrs. Brown and Bartels also are stockholders, directors and/or executive officers of various affiliates of SGRP.

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

Additionally, as part of the Delaware Settlement, the parties to the Delaware Actions executed a Limited Mutual Release Agreement limited to the Delaware Actions and subject to specific exclusions (the "Delaware Releases"), and the parties to the Delaware Actions mutually agreed upon Stipulations of Dismissal ending those actions without prejudice and without admission or retraction of any fact cited therein, and the parties caused them to be filed with the Chancery Court on January 18, 2019.

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

In December 2018 SGRP reached an agreement with Mr. Bartels through counsel to conditionally make his reasonably documented Allocated By-Laws Expenses (the "Bartels Advancement Settlement"), pursuant to which payment to Mr. Bartels of the accepted Allocated By-Laws Expenses was paid in April 2019.  If Mr. Bartels is ultimately determined to not be entitled to indemnification, he could still be obligated to return all amounts advanced to him by SGRP.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

On January 27, 2019, Mr. Robert G. Brown sent a draft of his proposed Delaware litigation complaint in an email to Arthur Drogue, SGRP's Chairman, threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated in an email to Mr. McCarthey on February 2, 2019. On March 21, 2020, Mr. Robert G. Brown repeated the Brown Advancement Demand and sent a slightly revised draft complaint that would purportedly change the contemplated litigation jurisdiction from Delaware to Massachusetts.  No explanation was given for this alleged change in jurisdiction.  No such complaint has been filed by Mr. Brown through May 29, 2020, and SGRP continues to deny the Brown Advancement Demand.  In addition, SGRP believes that the Delaware Court has exclusive jurisdiction pursuant to SGRP's 2019 Restated By-Laws and the Settlement. Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP, and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels.

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

On August 6, 2019, SGRP, and its subsidiaries SPAR Marketing Force, Inc. ("SMF"), a Nevada corporation, and SPAR Assembly & Installation, Inc., f/k/a SPAR National Assembly Services, Inc., a Nevada corporation, submitted to the U.S. District Court in Nevada (the "Bankruptcy Court") their Compromise and Settlement Agreement, dated July 26, 2019 (the "Settlement Agreement"), with SBS, a Nevada corporation formerly known as SPAR Marketing Services, Inc., debtor and debtor-in-possession, and SBS, LLC, a Nevada limited liability company.  The Settlement Agreement was submitted in the SBS Chapter 11 Case.  Pursuant to the Settlement Agreement, the Company settled its claims for (among other things) indemnification from SBS in Clothier and the Rodgers class action case in Texas ("Rodgers").

On August 6, 2019, the Bankruptcy Court approved the Settlement Agreement and the SBS reorganization pursuant to SBS' First Amended Chapter 11 Plan of Reorganization, as amended by the Settlement Agreement (the "Plan of Reorganization").  Pursuant to its Plan of Reorganization, SBS also settled its potential liability in the Clothier and Rodgers cases, but the Company believes that Robert G. Brown and William H. Bartels were not released from Clothier, any related case or Rodgers. See SBS Rodgers Litigation, below. In the Settlement Agreement, except for the carve out described in the next paragraph, SBS completely released the Company from all obligations that may be owed to SBS.

On August 6, 2019, with the support of (among others) the Clothier and Rodgers plaintiffs and the Company, the Court approved the SBS Settlement Agreement and the SBS Reorganization pursuant to the SBS Plan (as defined in the SBS Settlement Release). The SBS Settlement Agreement provides for a mutual release of claims (including the SBS Claims and the SGRP Claims, as defined therein), except for the following:

(i)       the Company’s $2.2 million in claims were settled for $174,097.34 payable by SBS over 24 monthly installments of $7,254.06 per month starting January 1, 2020, and without any interest (collectively, the "Discounted Claim Payments"), as such terms are defined in the SBS Settlement Agreement; and

(ii)         SMF will pay to SBS the Proven Unpaid A/R (as defined in the SBS Settlement Agreement) upon its determination (as described below).

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Company has recorded the total settlement amount of $174,097 as of December 31, 2019.  This settlement amount is payable in 24 equal monthly payments of $7,254 starting January 1, 2020.  To date SBS is in default of the first  six payments totaling $43,524 and formal default notices have been sent to SBS.  SBS has responded and claimed an offset respecting its undocumented and unproven claims.  As of this date the Company believes these SBS payments must ultimately be paid by SBS and will continue to evaluate its collectability from SBS and establish reserves as appropriate.

On March 6, 2020, Robert G. Brown on behalf of SBS sent an email communication to Arthur B. Drogue, to which he copied Arthur H. Baer, demanding payment of $1,707,374 to SBS from SMF SGRP pursuant to (among other things) the SBS Settlement Agreement (the "March 2020 Claim").  The Company has reviewed the March 2020 Claim in detail (although Brown has provided no backup or proof) and the Company strongly disagrees that any such amount is owed.  The Company believes that the robust and comprehensive mutual releases and other provisions in the SBS Settlement Agreement provide valuable relief from such claims and potential future claims and litigation by SBS respecting the Company's past involvement with SBS, including the March 2020 Claim.  However, Robert G. Brown, president, director and indirect owner of SBS, since and notwithstanding the Court's approval of the SBS Settlement Agreement, has continued to make unproven and undocumented claims that amounts that were fully released pursuant to the SBS Settlement Agreement and approved by the bankruptcy court are nevertheless due to SBS from the Company, and the Company strongly disagrees.  The Company is prepared to take action in Nevada Bankruptcy Court by reopening the SBS bankruptcy case and petitioning official settlement of this matter.  Since all such claims have been completely released by SBS (with Mr. Robert G. Brown's approval), the Company owes nothing and has not accrued anything respecting Mr. Robert G. Brown's renewed claims.  Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP, and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels.

At SGRP's March 2020 Board meeting, Mr. Bartels was requested by an independent director to compile a list of claims that he and Mr. Brown believe are owed by the Company. On March 17, 2020, that list was given to the Audit Committee Chairman and included additional claims, net of an anticipated reduction, totaling approximately $1.3 million, bringing their total claims to approximately $3 million.  The Company has completely rejected these claims, and believes it was released from all such claims by SBS in the SBS bankruptcy reorganization.

The March 2020 Claim includes estimates for the individual legal defenses of Robert G. Brown and William H. Bartels in the private attorney general action in California ("PAGA") and Texas ("Rodgers") in cases that do not involve and never included the Company and for which the Company believes it has no liability.  The March 2020 Claim also includes defense expenses for SBS Clothier case, which expenses SBS settled for a highly discounted amount in its bankruptcy reorganization but now wants the Company to pay in full. SBS in its bankruptcy reorganization settled its potential liability in the Rodgers and Clothier cases has, and since July 2018 had, no more defense expenses in those cases.  SGRP settled Clothier separately and was never in the Rodgers case. However, the alleged continued willful misclassification by SBS of its independent contractors after the Clothier misclassification determination is the basis for the PAGA lawsuit against Brown and Bartels. See Legal Proceedings -- SBS Field Specialist Litigation, SBS Clothier Litigation, and SGRP Hogan Litigation in this note. Mr. Bartels' list also includes payments of $500,000 per year to Robert G. Brown for extended retirement and advisory fees, although the Company has never proposed, committed or agreed to them and on several occasions specifically rejected Mr. Brown's proposals in various forms for them.

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

The Infotech Settlement Agreement requires the Company to make payments totaling $275,000 in four installments: (i) $75,000 following Court approval (which Payment has already been made); (ii) $75,000 within 30 days following discontinuance of the Infotech Action (which was discontinued on October 30, 2019); (iii) $75,000 within 60 days following discontinuance of the Infotech Action; and (iv) $50,000 within 90 days following discontinuance of the Infotech Action.  The Company has paid all the  installments including the final payment to Infotech in January 2020.

The Company believes that the robust and comprehensive mutual releases in the Infotech Settlement Agreement provide valuable relief from potential future claims and litigation by Infotech respecting the Company's past involvement with Infotech in the Brazilian and Romanian transactions.

SBS Field Specialist Litigation

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist") furnished by others and substantially all of whose services were provided to the Company prior to August 2018 by SBS, the Company's affiliate, SBS is not a subsidiary or in any way under the control of SGRP, SBS is not consolidated in the Company's financial statements, SGRP did not manage, direct or control SBS, and SGRP did not participate in or control the defense by SBS of any litigation against it. The Company terminated its relationship with SBS and received no services from SBS after July 27, 2018.  For affiliation, termination, contractual details and payment amounts, see Related Party Transactions, above.

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

Facing significant potential damages in the Clothier Case, SGRP chose, and on June 7, 2018, entered into mediation with the plaintiffs and plaintiff's counsel in the Clothier Case to try to settle any potential future liability for any possible judgment against SGRP in that case.  SGRP asked SBS to participate financially and provide its knowledge in that mediation, but SBS and its stockholders wanted SGRP to bear the full cost of any settlement and on several occasions they declined or failed to participate in that mediation. SGRP disagreed, insisting on the Majority Stockholders' and SBS' economic participation.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, subject to the final court approval (the "Clothier Settlement").  Final approval was granted on September 20, 2019.  and the Company was released by plaintiff and the settlement class from all other liability under the Clothier Case. The Company recorded a $1.3 million charge for the Clothier Settlement during 2018, when the agreement in the Clothier Settlement was reached.  Pursuant to the Clothier Settlement SGRP will pay a maximum settlement amount of $1.3 million, payable in four equal annual installments that commenced with the first payment of $325,000 in December 2019.  The $975,000 balance was accrued as of March 31, 2020.

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

Facing lengthy and costly litigation and significant potential damages in the Hogan Case, on March 27, 2019, SGRP entered into mediation with the plaintiffs and plaintiff's counsel in the Hogan Case to try to settle any potential future liability for any possible judgment against SGRP in that case. SBS and its stockholders were no longer involved in that case and so were not involved in that mediation. After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement (the "Hogan Settlement"), which was approved by the court and became final in November 2019, and the Company was released by plaintiff and the settlement class from all other liability under the Hogan Case.  Pursuant to the Hogan Settlement, SGRP agreed to a maximum settlement amount of $250,000 (in three installments), which payments commenced in December 2019 with the first payment of $150,000, $50,000 paid in March 2020 and the remaining $50,000 payable in June 2020.

SBS Rodgers Litigation

Maceo Rodgers was engaged by and provided services to SBS pursuant to the terms of his "Master Agreements" with SBS acknowledging his engagement as an independent contractor.  On February 21, 2014, Rodgers filed suit against SBS, Robert G. Brown and William H. Bartels, styled Civil Action No. 3:14-CV-00055, in the U.S. District Court for the Southern District of Texas (Galveston Division).  Plaintiff asserted claims on behalf of himself and an alleged class of similarly situated individuals who provided services to SBS as independent contractors at any time on or after July 15, 2012, claiming they all were misclassified by SBS independent contractors and that, as a result of this misclassification, the Defendants improperly underpaid them in violation of the Fair Labor Standards Act's overtime and minimum wage provisions.  Although the Court conditionally certified the class on December 8, 2015, 61 individuals joined the action as opt-in plaintiffs, and all but 11 of them have potentially disqualifying arbitration provisions, residences outside the class's geographic area, or late opt-in filings, and were challenged by the Defendants in various motions, including a motion to decertify the class.  The Court, however, did not rule on these motions and instead stayed the case on September 19, 2017 to allow the parties to mediate.  On October 24, 2017, the Court granted the parties' joint motion to extend the stay order until January 31, 2018.

Rodgers settled for a claim of approximately $618,000 against SBS (but not any claims against Brown or Bartels), in the SBS bankruptcy case, and in full settlement of that claim they agreed upon a discounted payment amount of approximately $48,000, payable in equal quarterly installments over a five (5) year period.  See SBS Bankruptcy, Settlement and March 2020 Claim, above.

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

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenue:
United States	$ 23,289	$ 18,657
International	38,059	38,503
Total revenue	$ 61,348	$ 57,160

Operating income:
United States	$ 307	$ 757
International	1,170	976
Total operating income	$ 1,477	$ 1,733

Interest expense:
United States	$ 132	$ 59
International	96	140
Total interest expense	$ 228	$ 199

Other (income), net:
United States	$ (1)	$ -
International	(7)	(65)
Total other (income), net	$ (8)	$ (65)

Income before income tax expense:
United States	$ 176	$ 698
International	1,081	901
Total income before income tax expense	$ 1,257	$ 1,599

Income tax expense:
United States	$ 75	$ 201
International	260	357
Total income tax expense	$ 335	$ 558

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Net income:
United States	$ 101	$ 497
International	821	544
Total net income	$ 922	$ 1,041

Net (income) attributable to non-controlling interest:
United States	$ (63)	$ (97)
International	(561)	(325)
Total net (income) attributable to non-controlling interest	$ (624)	$ (422)

Net income attributable to SPAR Group, Inc.:
United States	$ 38	$ 400
International	260	219
Total net income attributable to SPAR Group, Inc.	$ 298	$ 619

Depreciation and amortization:
United States	$ 414	$ 369
International	126	139
Total depreciation and amortization	$ 540	$ 508

Capital expenditures (disposals):
United States	$ 381	$ 378
International	(39)	86
Total capital expenditures	$ 342	$ 464

Note:  There were no inter-company sales for the three months ended March 31, 2020 or 2019.

	March 31,	December 31,
	2020	2019
Assets:
United States	$32,639	$24,927
International	43,527	54,608
Total assets	$76,166	$79,535

	March 31,	December 31,
	2020	2019
Long lived assets:
United States	$4,443	$4,957
International	3,755	3,954
Total long lived assets	$8,198	$8,911

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended March 31,
	2020		2019
		% of		% of
		consolidated		consolidated
International revenue:		net revenue		net revenue
Brazil	$15,564	25.4%	$15,532	27.2%
South Africa	6,914	11.3	6,534	11.4
Mexico	5,847	9.5	5,287	9.2
Japan	2,782	4.5	2,730	4.8
China	2,564	4.2	3,279	5.7
India	2,291	3.7	2,206	3.9
Canada	1,717	2.8	2,104	3.7
Australia	380	0.6	764	1.3
Turkey	-	-	67	0.1
Total international revenue	$38,059	62.0%	$38,503	67.3%

10.	Recent Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-13 which eliminates, adds and modifies certain fair value measurement disclosures. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. The adoption of this standard did not have a material impact to the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02 allowing reclassification from accumulated other comprehensive income (loss) to retained earnings for the income tax effects resulting from the Act enacted by the U.S. federal government in December 2017. The new guidance eliminates the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. It also requires certain disclosures about stranded tax effects. ASU 2018-02 relates only to the reclassification of the income tax effects of the Act and does not change the underlying guidance requiring that the effect of a change in tax laws or rates be included in income from continuing operations. The ASU was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. It is applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04 simplifying the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 of the current two-step goodwill impairment test). The ASU is effective prospectively for reporting periods beginning after December 15, 2019. The adoption of this standard did not have a material impact on the goodwill impairment testing process or the consolidated financial statements.

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

The components of SPAR's lease expenses for the three months ended March 31, 2020 and 2019, which are included in the condensed consolidated income statement, are as follows (in thousands):

		Three Months Ended	Three Months Ended
Lease Costs	Classification	March 31, 2020	March 31, 2019
Operating lease cost	Selling, General and Administrative Expense	$ 674	$ 532
Short-term lease cost	Selling, General and Administrative Expense	$ 112	29
Variable costs	Selling, General and Administrative Expense	$ 97	290
Total lease cost		$ 883	$ 851

Supplemental cash flow information related to SPAR’s leases for three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$720	$509

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$722	$5,736	(a)

(a)         Amounts for the three months ended March 31, 2019 include the translation adjustment for the adoption of ASU 2016-02 discussed in Note 10.

At March 31, 2020, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Period Ending March 31,	Amount
2020	$2,309
2021	1,022
2022	1,102
2023	80
2024	-
Total Lease Payments	4,513
Less: imputed interest	236
Total	4,277

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), and this Quarterly Report has been filed by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward-looking statements" contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2019 (as filed, the "Annual Report"), as filed with the SEC on April 14, 2020, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on May 13, 2020, which SGRP filed with the SEC on May 1, 2020 (the "Proxy Statement"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

All statements (other than those that are purely historical) are forward-looking statements. Words such as "may," "will," "expect," "intend", "believe", "estimate", "anticipate," "continue," "plan," "project," or the negative of these terms or other similar expressions also identify forward-looking statements. Forward-looking statements made by the Company in this Quarterly Report or the Annual Report may include (without limitation) statements regarding: risks, uncertainties, cautions, circumstances and other factors ("Risks"); and plans, intentions, expectations, guidance or other information respecting the potential negative effects of the Coronavirus and COVID-19 pandemic on Company's business, cash flow or financial condition, the Company's cash flow later this year, or the pursuit or achievement of the Company's five corporate objectives (growth, customer value, employee development, greater productivity & efficiency, and increased earnings per share), building upon the Company's strong foundation, leveraging compatible global opportunities, growing the Company's client base and contracts, continuing to strengthen its balance sheet, growing revenues and improving profitability through organic growth, new business development and strategic acquisitions, and continuing to control costs. The Company's forward-looking statements also include (without limitation) those made in the Annual Report in "Business", "Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Directors, Executive Officers and Corporate Governance", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", and "Certain Relationships and Related Transactions, and Director Independence".

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

SPAR Group, Inc. and Subsidiaries

GENERAL

The Company is a diversified international merchandising, business technology and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandise, office supply, value, grocery, drug, independent, convenience, home improvement and electronics stores. The Company also provides furniture and other product assembly services in stores, homes and offices. The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001. The Company currently does business in 10 countries that encompass approximately 50% of the total world population through its operations in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa and Turkey.

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

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended March 31, 2020, compared to three months ended March 31, 2019

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2020		2019
	$	%	$	%
Net revenues	$61,348	100.0%	$57,160	100.0%
Cost of revenues	49,560	80.8	46,525	81.4
Gross profit	11,788	19.2	10,635	18.6
Selling, general & administrative expense	9,771	15.9	8,394	14.7
Depreciation & amortization	540	0.9	508	0.9
Operating income	1,477	2.4	1,733	3.0
Interest expense, net	228	0.4	199	0.3
Other income, net	(8)	-	(65)	(0.1)
Income before income taxes	1,257	2.0	1,599	2.8
Income tax expense	335	0.5	558	1.0
Net income	922	1.5	1,041	1.8
Net income attributable to non-controlling interest	(624)	(1.0)	(422)	(0.7)
Net income attributable to SPAR Group, Inc.	$298	0.5%	$619	1.1%

Net Revenues

Net revenues for the three months ended March 31, 2020, were $61.3 million, compared to $57.2 million for the three months ended March 31, 2019, an increase of $4.1 million or 7.2%.  The increase in net revenue was attributable to the increase in domestic operational project work offset by a slight international decline.

Domestic net revenues totaled $23.3 million in the three months ended March 31, 2020, compared to $18.7 million for the same period in 2019, due to an increase of operational project work.

International net revenues totaled $38.0 million for the three months ended March 31, 2020, compared to $38.5 million for the same period in 2019, a decrease of $500,000 or -1.3%.  The decrease in international net revenues was primarily due to foreign currency translation and the impact of Covid-19.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 80.8% of its net revenues for the three months ended March 31, 2020, and 81.4% of its net revenues for the three months ended March 31, 2019.

Domestic cost of revenues was 76.2% of net domestic revenues for the three months ended March 31, 2020, and 74.8% of net domestic revenues for the three months ended March 31, 2019. The increase in cost of revenues was due primarily to an unfavorable mix of project work.

Internationally, the cost of revenues as a percentage of net international revenues was 83.6% and 84.6% for the three months ended March 31, 2020 and 2019, respectively.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $9.8 million and $8.4 million for the three months ended March 31, 2020 and 2019, respectively.

Domestic selling, general and administrative expenses totaled $4.8 million and $3.6 million for the three months ended March 31, 2020 and 2019, respectively. The increase is primarily due to an accrual for retirement benefits.

International selling, general and administrative expenses totaled $5.0 million and $4.8 million for the three months ended March 31, 2020 and 2019, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $540,000 and $508,000 for the three months ended March 31, 2020 and 2019, respectively.

Interest Expense

The Company's net interest expense was $228,000 for the three months ended March 31, 2020, and $199,000 for the same period in 2019.

Other Income

Other income was $8,000 and $65,000 for the three months ended March 31, 2020 and 2019, respectively.

Income Taxes

Income tax expense was $335,000 for the three months ended March 31, 2020, compared to $558,000 for the three months ended March 31, 2019.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $624,000 and $422,000 for the three months ended March 31, 2020 and 2019, respectively.

Net Income

The Company reported net income of $298,000 for the three months ended March 31, 2020, or $0.01 per diluted share, compared to a net income of $619,000, or $0.03 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the three months ended March 31, 2020, the Company had a net income before non-controlling interest of $922,000.

Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2020, compared to $538,000 for the three months ended March 31, 2019.  The net cash provided by operating activities during the three months ended March 31, 2020, was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities partially offset by a decrease in accounts receivable.

Net cash used in investing activities was $342,000 for the three months ended March 31, 2020, compared to $464,000 for the three months ended March 31, 2019. The net cash used in investing activities during the three months ended March 31, 2020, was due to fixed asset additions, primarily capitalized software.

SPAR Group, Inc. and Subsidiaries

Net cash provided by financing activities for the three months ended March 31, 2020, was $1.5 million compared to net cash used of $244,000 for the three months ended March 31, 2019.  Net cash provided by financing activities during the three months ended March 31, 2020, was primarily due to net borrowings on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in a decrease in cash and cash equivalents for the three months ended March 31, 2020 of approximately $1.3 million.

At March 31, 2020, the Company had net working capital of $15.5 million, as compared to net working capital of $17.4 million at December 31, 2019. The Company's current ratio was 1.4 at both March 31, 2020, and December 31, 2019.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of March 31, 2020.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's first quarter of its 2020 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings [THIS WILL BE UPDATED WITH THE FINAL VERSIONS IN FOOTNOTE 8 BUT WILL RETAIN CROSS REFERENCES HERE]

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

Background: Related Parties And Related Party Litigation:

SPAR Business Services, Inc., f/k/a SPAR Marketing Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by an entity controlled by Robert G. Brown, and prior to November 2018, was owned by Robert G. Brown and William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels, Peter W. Brown and certain other relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech is an affiliate because it is owned by Robert G. Brown. Messrs. Brown and Bartels (including, as applicable, certain related parties, the "Majority Stockholders") collectively own approximately 53.2% of SGRP's common stock and are the founders of SGRP.  Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired) and became a director of SGRP on April 24, 2020, as discussed in INFORMATION IN CONNECTION WITH APPOINTMENT OF ROBERT G. BROWN AS A DIRECTOR in the Special Meeting Proxy Statement/Information Statement.  Mr. Bartels retired as an employee of the Company as of January 1, 2020 (in accordance with the actions of SGRP's Compensation Committee on January 22, 2020). See Bartels' Retirement and Director Compensation, in Note 16 to the Company's Consolidated Financial Statements -- Subsequent Events, below. Messrs. Brown and Bartels also are stockholders, directors and/or executive officers of various affiliates of SGRP.

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

Background:  Recent Actions of the Majority Stockholders and their Control Group

On June 1, 2018, June 29, 2018, July 5, 2018, August 6, 2018, January 25, 2019,  October 18, 2019, February 11, 2020 and March 11, 2020, the Majority Stockholders filed amended Schedule 13Ds with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert with respect to certain matters", including various listed items. Pursuant to those Schedule 13D filings, the Majority Stockholders have acted as a control group and adopted written consents to unilaterally, and without the participation of the Board, Governance Committee or other stockholders, add Mr. Robert G. Brown, Mr. Panagiotis ("Panos") Lazaretos, and Mr. Jeffrey A. Mayer to the Board and remove Mr. Laurence T. Kellar from the Board without cause.  Mr. Robert G. Brown was seated on the Board on or about April 24, 2020.  See Risks of a Nasdaq Delisting and Penny Stock Trading, above and INFORMATION IN CONNECTION WITH APPOINTMENT OF ROBERT G. BROWN AS A DIRECTOR in the Special Meeting Proxy Statement/Information Statement.

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

SPAR Group, Inc. and Subsidiaries

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

On January 27, 2019, Mr. Robert G. Brown sent a draft of his proposed Delaware litigation complaint in an email to Arthur Drogue, SGRP's Chairman, threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated in an email to Mr. McCarthey on February 2, 2019. On March 21, 2020, Mr. Robert G. Brown repeated the Brown Advancement Demand and sent a slightly revised draft complaint that would purportedly change the contemplated litigation jurisdiction from Delaware to Massachusetts.  No explanation was given for this change and SGRP believes that Mr. Robert G. Brown does not live or work in Massachusetts, but Mr. Robert G. Brown's brother, James S. Brown, is a Massachusetts lawyer and was an unsuccessful candidate for election as a SGRP director at the April 30, 2020, special stockholder meeting at the unilateral direction of Mr. Robert G. Brown and related parties.  No such complaint has been filed by Mr. Brown through May 29, 2020, and SGRP continues to deny the Brown Advancement Demand.  In addition, SGRP believes that the Delaware Court has exclusive jurisdiction pursuant to SGRP's 2019 Restated By-Laws and the Settlement. Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels.

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

In the SBS settlement, the Company’s $2.2 million in claims were settled for $174,097.34 payable over 24 monthly installments of $7,254.06 per month starting January 1, 2020.  To date SBS is in default of the first 5 months of installment payments totaling $36,270.30.

SPAR Group, Inc. and Subsidiaries

On March 6, 2020, Robert G. Brown demanded payment in full of $1,707,374 to SBS from SMF and SGRP pursuant to the SBS Settlement Agreement.  The Settlement Agreement includes a specific carve out clause for the payment of specific fees for services provided by SBS to SMF.  The clause required a special review, by a third party prominent auditing firm, as verification that SMF actually made those payments to SBS.   The report has been completed and properly supports the Company’s position that all such fees were paid to SBS (the "March 2020 Claim"). The Company disagrees that such amount is owed. The Company believes that the robust and comprehensive mutual releases in the SBS Settlement Agreement provide valuable relief from potential future claims and litigation by SBS respecting the Company's past involvement with SBS, including the March 2020 Claim.  However, Robert G. Brown, president, director and indirect owner of  SBS, since and notwithstanding the Court's approval of the SBS Settlement Agreement, has continued to allege that the claims and amounts that were fully released pursuant to the SBS Settlement Agreement and approved by the bankruptcy court are due to SBS from the Company, and the Company strongly disagrees.  Since all such SBS claims have been completely released by SBS (with Mr. Brown's approval), the Company owes nothing and will not accrue anything respecting Mr. Brown's renewed claims.  Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP,  and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels.

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

SPAR Group, Inc. and Subsidiaries

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

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2019 Annual Report, which Risk Factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since the 2019 Annual Report. You should review and give attention to all of those Risk Factors, including (without limitation) Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Potential Conflicts in Services Provided by Affiliates, Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Risks of a Nasdaq Delisting and Penny Stock Trading.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

SPAR Group, Inc. and Subsidiaries

Item 6.	Exhibits

3.3	Amended and Restated By-Laws of SPAR Group, Inc., as adopted, restated, effective and dated January 18, 2019 and as further amended through May 13, 2020 (as filed herewith).

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SPAR Group, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 29, 2020	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer and Secretary