Form 10-Q
period 2020-06-30
SPAR GROUP INC
filed 2020-08-14
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2020.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SGRP	Nasdaq

The number of shares of the Registrant's Common Stock outstanding as of August 7, 2020, was 21,108,352 shares.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,676	$10,458
Accounts receivable, net	42,911	49,299
Prepaid expenses and other current assets	1,871	2,404
Total current assets	58,458	62,161
Property and equipment, net	2,793	2,848
Operating lease right-of-use assets	3,488	4,948
Goodwill	3,756	3,784
Intangible assets, net	2,512	2,796
Deferred income taxes	1,644	1,883
Other assets	1,259	1,115
Total assets	$73,910	$79,535
Liabilities and equity
Current liabilities:
Accounts payable	$6,841	$9,186
Accrued expenses and other current liabilities	20,278	18,548
Due to affiliates	3,780	4,666
Customer incentives and deposits	416	594
Lines of credit and short-term loans	8,103	8,932
Current portion of operating lease liabilities	1,779	2,828
Total current liabilities	41,197	44,754
Operating lease liabilities, less current portion	1,709	2,120
Long-term debt and other liabilities	1,300	1,300
Total liabilities	44,206	48,174
Commitments and contingencies – See Note 8
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares – None – Balance at June 30, 2020 and December 31, 2019	-	-
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 21,108,352 – Balance at June 30, 2020, and 21,102,335 – December 31, 2019	211	211
Treasury stock, at cost 1,697 shares – Balance at June 30, 2020, and December 31, 2019	(2)	(2)
Additional paid-in capital	16,606	16,511
Accumulated other comprehensive loss	(5,106)	(3,616)
Retained earnings	6,044	5,851
Total SPAR Group, Inc. equity	17,753	18,955
Non-controlling interest	11,951	12,406
Total equity	29,704	31,361
Total liabilities and equity	$73,910	$79,535

See accompanying notes.

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive (Loss) Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net revenues	$50,944	$68,223	$112,292	$125,383
Cost of revenues	41,072	54,159	90,632	100,685
Gross profit	9,872	14,064	21,660	24,698
Selling, general and administrative expense	7,370	9,306	17,141	17,699
Depreciation and amortization	539	528	1,079	1,038
Operating income	1,963	4,230	3,440	5,961
Interest expense	84	187	312	388
Other income, net	(50)	(192)	(58)	(257)
Income before income tax expense	1,929	4,235	3,186	5,830

Income tax expense	624	1,428	959	1,986
Net income	1,305	2,807	2,227	3,844
Net (income) attributable to non-controlling interest	(1,408)	(1,284)	(2,034)	(1,705)
Net (loss) income attributable to SPAR Group, Inc.	$(103)	$1,523	$193	$2,139
Basic and diluted income per common share:	$(0.00)	$0.07	$0.01	$0.10
Weighted average common shares – basic	21,108	20,816	21,107	20,796
Weighted average common shares – diluted	21,125	21,104	21,157	21,080

Net income	$1,305	$2,807	$2,227	$3,844
Other comprehensive (loss) income:
Foreign currency translation adjustments	(79)	59	(3,979)	167
Comprehensive (loss) income	1,226	2,866	(1,752)	4,011
Comprehensive (income) loss attributable to non-controlling interest	(1,365)	(1,358)	455	(1,808)
Comprehensive (loss) income attributable to SPAR Group, Inc.	$(139)	$1,508	$(1,297)	$2,203

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2020	21,102	$211	2	$(2)	$16,511	$(3,616)	$5,851	$12,406	$31,361

Exercise of stock options	6	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	25	–	–	–	25
Other comprehensive (loss)	–	–	–	–	–	(1,456)	–	(2,444)	(3,900)
Net income	–	–	–	–	–	–	296	626	922
Balance at March 31, 2020	21,108	$211	2	$(2)	$16,536	$(5,072)	$6,147	$10,588	$28,408
Share-based compensation	–	–	–	–	70	–	–	–	70
Other comprehensive (loss)	–	–	–	–	–	(34)	–	(45)	(79)
Net income (loss)	–	–	–	–	–	–	(103)	1,408	1,305
Balance at June 30, 2020	21,108	$211	2	$(2)	$16,606	$(5,106)	$6,044	$11,951	$29,704

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

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$2,227	$3,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,079	1,038
Non-cash lease expense	1,562	1,071
Bad debt expense, net of recoveries	64	(229)
Share-based compensation	95	100
Changes in operating assets and liabilities:
Accounts receivable	6,404	(11,109)
Prepaid expenses and other assets	619	(1,112)
Accounts payable	(2,334)	1,654
Operating lease liabilities	(1,562)	(1,071)
Accrued expenses, other current liabilities and customer incentives and deposits	618	4,632
Net cash provided by (used in) operating activities	8,772	(1,182)

Investing activities
Purchases of property and equipment and capitalized software	(786)	(935)
Net cash used in investing activities	(786)	(935)

Financing activities
Net (payments)/borrowings on lines of credit	(792)	12,338
Payoff of bank line of credit	-	(9,598)
Payments on term debt	-	(74)
Payments on capital lease obligations	-	(56)
Net cash (used in) provided by financing activities	(792)	2,610

Effect of foreign exchange rate changes on cash	(3,976)	222
Net change in cash and cash equivalents	3,218	715
Cash and cash equivalents at beginning of year	10,458	7,111
Cash and cash equivalents at end of period	$13,676	$7,826

Supplemental disclosure of cash flows information:
Interest paid	$413	$375
Income taxes paid	$36	$541

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited, interim condensed consolidated financial statements of the Company, accompanying this Quarterly Report on Form 10-Q for the second quarter ended June 30, 2020 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2019, has been prepared from the Company's audited consolidated balance sheet as of such date. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the "SEC") on April 14, 2020 (the "2019 Annual Report").  Particular attention should be given to Items 1 and 1A of the 2019 Annual Report respecting the Company's Business and Risk Factors, respectively. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year. Except for the change noted below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

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

As of June 30, 2020, the Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which has provided services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa and Turkey.

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

Due in part to the uncertainty stemming from the COVID-19 pandemic as described above the Company experienced a decrease in market capitalization near the end of the first quarter that has continued into the subsequent period. As a result of this condition, the Company reviewed for any triggering event and the need to perform quantitative interim impairment testing over the Company’s goodwill assets as of June 30, 2020. The Company concluded that a triggering event did not occur based on qualitative factors assessed as part of the annual impairment test previously performed, such as actual results to date in comparison to previous forecasts and assumptions based on current projections, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital, and accordingly did not record any asset impairment charges on its goodwill. In performing its assessment, the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date considering the developing situation resulting from the COVID-19 pandemic. If actual results are not consistent with the assumptions and judgments used, there may be exposure to future impairment losses that could be material to the Company’s results of operations.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months End		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to SPAR Group, Inc.	$(103)	$1,523	$193	$2,139

Denominator:
Shares used in basic net income per share calculation	21,108	20,816	21,107	20,796
Effect of diluted securities:
Stock options and unvested restricted shares	17	288	50	284
Shares used in diluted net income per share calculations	21,125	21,104	21,157	21,080

Basic net income per common share:	$(0.00)	$0.07	$0.01	$0.10
Diluted net income per common share:	$(0.00)	$0.07	$0.01	$0.10

4.	Credit Facilities and Other Debt

Domestic Credit Facilities

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

On April 10, 2019, the Company repaid and replaced its credit facility with PNC Bank, National Association with a new secured revolving credit facility in the United States and Canada (the "NM Credit Facility") with North Mill Capital, LLC ("NM").

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

North Mill Capital Credit Facility

On April 10, 2019, the Company repaid and replaced its 2018 credit facility with PNC Bank, National Association ("PNC"), with the NM Credit Facility with NM.

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

The NM Note currently requires the NM Borrowers to pay interest on the loans thereunder equal to (A) Prime Rate designated by Wells Fargo Bank, plus (B) one hundred twenty five basis points (1.25%) or a minimum of 6.75%. In addition, the Company is paying a fee to NM of $180,000 payable at $10,000 per month over the term of the agreement.  The Company utilized a broker to assist in this financing and has paid a fee of $120,000 for their services. On June 30, 2020, the aggregate interest rate under that formula was 6.75% per annum, and the outstanding loan balance was $6.6 million. Outstanding amounts are classified as short-term debt.

Revolving loans are available to the Borrowers under the NM Credit Facility based upon the borrowing base formula defined in the NM Loan Agreement (principally 85% of "eligible" accounts receivable less certain reserves and 60% of eligible unbilled accounts receivable at a maximum limit of $4.5 million).

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including, maintaining a positive trailing EBITDA for each Borrower and limits on capital expenditures and other investments. The Company was in compliance of such covenants as of June 30, 2020.

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

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of June 30, 2020, there was a balance of $700,000. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined in the agreement) per annum, plus (B) two hundred fifty basis points (2.50%). On June 30, 2020, the aggregate interest rate under that formula was 3.60% per annum.

Other Debt

Effective with the closing of the Resource Plus acquisition, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts. The total balance owed at June 30, 2020 was approximately $1.6 million.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $550,000 USD (based upon the exchange rate at June 30, 2020). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of June 30, 2020 was $21,000 (Australian) or $15,000 USD and is due on demand.

On October 5, 2018, SPAR Brazil secured a line of credit facility with Banco Santander for approximately 381,000 Brazilian Real or approximately $70,000 USD (based upon the exchange rate at June 30, 2020). The outstanding balance as of June 30, 2020 was approximately 13,000 Brazilian Real or approximately $2,000 USD. This note is due September 30, 2020.

SPAR Todopromo has secured a line of credit facility with Steel Factoring for 5.0 million Mexican Pesos or approximately $217,000 USD (based upon the exchange rate at June 30, 2020). The revolving line of credit was secured on December 13, 2019, and expires December 2020. The fixed interest rate for the Steel Factoring facility is 18%, as of June 30, 2020. The outstanding balance as of June 30, 2020 was $5,000,000 million Pesos or approximately $217,000 USD (based upon the exchange rate at June 30, 2020).

Effective February 4, 2020, SPAR Todopromo established a line of credit facility with Ve Por Mas for 5.2 million Mexican Pesos or approximately $226,000 USD (based upon the exchange rate at June 30, 2020).  The line expires on February 4, 2021.  The variable interest rate is TIIE plus 3.0% resulting in a rate of 9.1% as of June 30, 2020.  The outstanding balance was 4.7 million Mexican Pesos or approximately $205,000 USD (based upon the exchange rate at June 30, 2020).

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer for 5.0 million Mexican Pesos or approximately $217,000 USD (based upon the exchange rate at June 30, 2020). The revolving line of credit expired April 2020 but has been extended to May 2021.  The variable interest rate is TIIE (Interbank Interest Rate) plus 5.2% resulting in a rate of 10.9% as of June 30, 2020. There was no outstanding balance as of June 30, 2020.

	Interest Rate
	as of
	June 30, 2020	2020	2021	2022	2023	2024	2025
Australia - National Australia Bank	6.56%	15	-	-	-	-	-
Brazil - Santander	16.52%	2	-	-	-	-	-
Mexico - Steel Factoring	18.00%	217	-	-	-	-	-
Mexico - Ve Por Mas	9.10%	205	-	-	-	-	-
Mexico - Bancomer Bank	10.90%	-	-	-	-	-	-
USA – North Mill Capital	6.75%	6,631	-	-	-	-	-
USA - Fifth Third Bank	3.60%	700	-	-	-	-	-
USA – Resource Plus Seller Notes	1.85%	333	300	300	700	-	-
Total		$8,103	$300	$300	$700	$-	$–

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	June 30,	December 31,
	2020	2019
Unused Availability:
United States / Canada	$8,169	$3,694
Australia	536	423
Mexico	237	-
Brazil	68	49
Total Unused Availability	$9,010	$4,166

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Peter W. Brown was appointed as a Director on the Board as of May 3, 2018, replacing Mr. Robert G. Brown upon his retirement from the Board and Company at that date.  He has recently been deemed independent by the Board except for with respect to related party matters and for matters concerning SPAR Brasil Servicos de Merchandising e Tecnologia S.A., a Brazilian corporation and SGRP subsidiary ("SPAR BSMT").  Peter Brown is an affiliate and related party respecting SGRP and was proposed by Mr. Robert G. Brown to represent the Brown family interests.  He worked for and is a stockholder of SAS (see above) and certain of its affiliates, he is the nephew of Mr. Robert G. Brown, he is a director of SPAR BSMT and owns Earth Investments LLC, ("EILLC"), which owns 10% interest in the SGRP's Brazilian subsidiary. Mr. Robert G. Brown is a significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels.

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

On August 10, 2019, NMS, to protect continuity of its Field Specialist nationwide, petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "NMS Chapter 11 Case"), and as a result, the claims of NMS' creditors must now generally be pursued in the NMS Chapter 11 Case.  On August 11, 2019, NSRS and Mr. Burdekin also filed for reorganization in the NMS Chapter 11 Case, NMS is part of the consolidated Company.  Currently the Company believes that the NMS Chapter 11 Case is not likely to have a material adverse effect on the Company, and the Company's ownership of and involvement in NMS is not likely to change as a result of the NMS Chapter 11 Case or any resulting NMS reorganization.

Resource Plus of North Florida, Inc. "Resource Plus" or "RPI" is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the RPI membership interests and by Mr. Richard Justus through his ownership of the other 49% of the RPI membership interests. Mr. Justus has a 50% ownership interest in RJ Holdings which owns the buildings where RPI is headquartered and operates. Both buildings are subleased to RPI.

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

On August 6, 2019, with the support of (among others) the Clothier and Rodgers plaintiffs and the Company, the Court approved the SBS Settlement Agreement and the SBS Reorganization pursuant to the SBS Plan (as defined in the SBS Settlement Release). The SBS Settlement Agreement provides for a mutual release of claims (including the SBS Claims and the SGRP Claims, as defined therein), except for the following:

(i)       the Company’s $2.2 million in claims were settled for $174,097 payable by SBS over 24 monthly installments of $7,254 per month starting January 1, 2020, and without any interest (collectively, the "Discounted Claim Payments"), as such terms are defined in the SBS Settlement Agreement and the Company accrued $174,097 for the Discounted Claim Payments; and

(ii)       SMF will pay to SBS the Proven Unpaid A/R (as defined in the SBS Settlement Agreement) upon its determination (as described below).

In the SBS Settlement Agreement, the parties agreed to have a third party financial and accounting services firm, independently determine the Proven Unpaid A/R based on parameters set forth in the SBS Settlement Agreement.  In the SBS Settlement Agreement, the parties will accept the determination of the third party financial and accounting services firm as final and binding, and all other claims and amounts are released. The third party financial and accounting services firm has determined that the Company had paid all amounts due to SBS and that the Proven Unpaid A/R equals zero.

The Company has recorded the total settlement amount of $174,097 as of December 31, 2019.  This settlement amount is payable in 24 equal monthly payments of $7,254 starting January 1, 2020.  To date SBS is in default of the first six payments totaling $43,524 and formal default notices have been sent to SBS. SBS has responded and claimed an offset respecting its undocumented and unproven claims. As of this date the Company believes these SBS payments must ultimately be paid by SBS and will continue to evaluate its collectability from SBS and establish reserves as appropriate.  As of June 30, 2020, the total settlement has been reserved.

On March 6, 2020, Robert G. Brown on behalf of SBS sent an email communication to Arthur B. Drogue, to which he copied Arthur H. Baer, demanding payment of $1,707,374 to SBS from SMF pursuant to (among other things) the SBS Settlement Agreement (the "March 2020 Claim").  The Company has reviewed the March 2020 Claim in detail (although Brown has provided no backup or proof) and the Company strongly disagrees that any such amount is owed.  The Company believes that the robust and comprehensive mutual releases and other provisions in the SBS Settlement Agreement provide valuable relief from such claims and potential future claims and litigation by SBS respecting the Company's past involvement with SBS, including the March 2020 Claim.  However, Robert G. Brown, president, director and indirect owner of SBS, since and notwithstanding the Court's approval of the SBS Settlement Agreement, has continued to make unproven and undocumented claims that amounts that were fully released pursuant to the SBS Settlement Agreement and approved by the bankruptcy court are nevertheless due to SBS from the Company, and the Company strongly disagrees.  The Company is prepared to take action in Nevada Bankruptcy Court by reopening the SBS bankruptcy case and petitioning official settlement of this matter.  Since all such claims have been completely released by SBS (with Mr. Robert G. Brown's approval), the Company owes nothing and has not accrued anything respecting Mr. Robert G. Brown's renewed claims.  Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP, and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Infotech Settlement Agreement required the Company to make payments totaling $275,000 in four installments: (i) $75,000 following Court approval (which Payment has already been made); (ii) $75,000 within 30 days following discontinuance of the Infotech Action (which was discontinued on October 30, 2019); (iii) $75,000 within 60 days following discontinuance of the Infotech Action; and (iv) $50,000 within 90 days following discontinuance of the Infotech Action.  The Infotech Settlement was paid in accordance with the agreement and is therefore paid in full effective January 2020.

The Company believes that the robust and comprehensive mutual releases in the Infotech Settlement Agreement provide valuable relief from potential future claims and litigation by Infotech respecting the Company's past involvement with Infotech in the Brazilian and Romanian transactions.

International Related Party Services:

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP, 23% by Friedshelf 401 Proprietary Limited and 26% by Lindicom Empowerment Holdings Proprietary Limited. Mr. Garry Bristow, who is an executive at SGRP Meridian and a Director of CMR Meridian, is one of the beneficial owners of both Merhold Cape Property Trust ("MCPT") and Merhold Holding Trust ("MHT"). Mr. Adrian Wingfield, who is a Director of CMR Meridian, is one of the beneficial owners of MHT. MHT owns the building where Meridian is headquartered and also owns 32 vehicles which are leased to Meridian. MCPT provides a fleet of 173 vehicles to Meridian under a 4 year lease program.

SPAR Todopromo is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Juan F. Medina Domenzain, Juan Medina Staines, Julia Cesar Hernandez Vanegas, and Jorge Medina Staines. Mr. Juan F. Medina Domenzain is an officer and director of SPAR Todopromo and is also majority shareholder (90%) of CONAPAD ("CON") which has supplied administrative and operational consulting support to SPAR Todopromo since 2016.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Summary of Certain Related Party Transactions:

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Services provided by affiliates:
National Store Retail Services (NSRS)	1,050	260	2,392	385
Office lease expenses (Mr. Burdekin)	6	-	12	-
Office lease expenses (RJ Holdings)	177	97	350	199
Office and vehicle lease expenses (MPT)	11	16	27	32
Vehicle rental expenses (MCPT)	281	297	580	587
Office and vehicle rental expenses (MHT)	58	68	131	132
Consulting and administrative services (CON)	11	37	23	74
Legal Services (KMSA)	34	21	57	43
Warehousing rental (JFMD)	12	12	25	24
Consulting and administrative fees (SPARFACTS)	41	-	72	-

Total services provided by affiliates	$1,681	$808	$3,669	$1,476

Due to affiliates consists of the following (in thousands):	June 30,	December 31,
	2020	2019
Loans from local investors:(1)
Australia	$696	$467
Mexico	623	623
Brazil	140	139
China	1,387	2,271
South Africa	403	635
Resource Plus	531	531
Total due to affiliates	$3,780	$4,666

(1)

Represent loans from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms and are due on demand and as such have been classified as current liabilities in the Company's consolidated financial statements.

Affinity Insurance:

SMF, a wholly-owned subsidiary of SGRP that provides merchandising and marketing service to its clients throughout the United States through (among other things) services provided by others, is owed $675,000 for security deposit advances and $226,000 for quarterly premium advances made by SMF (as described below) to SAS.  Prior to the termination of the services provided by SAS and SBS (effective at the end of July 2018), SMF engaged SAS as an independent contractor to provide the services of Field Administrators to domestically schedule, deploy and administer the independent Field Specialists provided by SBS as an independent contractor under a similar engagement.

Affinity Insurance Company, Ltd. ("Affinity") is a captive insurance company that provides insurance and reinsurance products to its shareholders and their affiliates in exchange for payment of premium installments, posting of security collateral and other requirements, and subject to adjustments and assessments.  SAS is, and has been, a shareholder and member of Affinity and has been since approximately 2000.  SMF became a direct shareholder and member of Affinity in March 2018 in order to directly procure insurance for the domestic employees of the Company.

The business services SAS provided to, or on behalf of, SMF included insurance coverages for SMF and other SGRP employees domestically prior to March 2018, for SAS' Field Administrators and other employees through the termination by SMF of SAS' services effective on or about July 31, 2018, and for the Field Specialists provided by SBS to SMF through the termination by SMF of SBS’ services effective on or about July 31, 2018, all in connection with services provided by SMF to its clients.  In connection with the business services provided by SAS, and based on informal arrangements between the parties, the Affinity insurance premiums for such coverage were ultimately charged (through SAS) for their fair share of the costs of that insurance to SMF, SAS (which then charges the Company) and SBS. The Company also advanced money to SAS to prepay Affinity insurance premiums.

SAS has received and may shortly be receiving returns of those security deposit advances and quarterly premium advances from Affinity totaling approximately $921,000.  SMF has demanded repayment of its advances to SAS from these recent refunds received from Affinity, but SAS has refused and appears to have distributed the moneys to other SAS related parties. SAS has recently stated it has no funds available to remit to SMF even though they have repeatedly acknowledged SAS owes these advances to SMF and in fact, it has been documented that these liabilities were properly reported in SAS' financial statements.

On July 8, 2020 the Company issued a demand notice to SAS for the return of $901,000 (the $675,000 security advances and the $226,000 premium advances) but to-date SAS has refused to comply with this demand.

The Company has prepared the draft of a complaint to be filed in the Supreme Court of the State of New York in Westchester County, NY, seeking appropriate relief and recovery from SAS and other related parties, which it prepared with the support of SGRP's Audit Committee (which has certain oversight responsibilities respecting related party matters).  However, because of the pending changes in the SGRP' CEO and CFO positions, the Audit Committee recommended that management temporarily delay filing the complaint until it can be reviewed and pursued by SGRP's new CEO and CFO (upon their selection and appointment) if and as they determine appropriate.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

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

Based on current rates and benefits, the aggregate value of such compensation, fees and benefits payable to Mr. Bartels will be approximately $220,558 per year and a total of $1,102,790 for the Five Year Period. Such compensation, fees and benefits (in whole or in part) may be extended beyond the Five Year Period in the discretion of the Board. The Company recognized $700,000 of retirement benefit expense during the six-month period ended June 30, 2020, representing the present value of the future payments due Mr. Bartels.

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

Mr. Bartels is one of the founders and a significant stockholder of SGRP (holding approximately 25.1% of the SGRP Shares).  He also is part of a control group holding a majority of the SGRP Shares with Robert G. Brown (together with Mr. Bartels), which group most recently acted to (1) unilaterally select, appoint and elect Panagiotis ("Panos") N. Lazaretos to serve on the board of directors of SGRP, effective on December 10, 2019, and unilaterally select, appoint and elect Robert G. Brown to serve on the board of directors of SGRP, effective as of April 24, 2020 (see Information In Connection With Appointment Of Robert G. Brown As A Director, above).

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

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At June 30, 2020, no shares of SGRP Series A Preferred Stock were issued and outstanding.

7.	Stock-Based Compensation and Other Plans

As of June 30, 2020, there were Awards representing 585,000 shares of SGRP's Common Stock that had been granted under the 2018 Plan (565,000 of which remain outstanding), and Awards representing 3,044,927 shares of SGRP's Common Stock outstanding under the 2008 Plan.  After May 31, 2019, the 2018 Plan ended and no further grants can be made under the 2018 Plan respecting such shares of SGRP's Common Stock. There is no new plan in place for stock compensation.

The Company recognized $70,000 and $66,000 in stock-based compensation expense relating to stock option awards during the three month periods ended  June 30, 2020 and 2019, respectively.  The tax benefit available from stock based compensation expense related to stock option during both the three months ended June 30, 2020 and 2019 was approximately $11,000 and $17,000 respectively. The Company recognized $95,000 and $96,000 in stock-based compensation expense relating to stock option awards during the six month periods ended June 30, 2020 and 2019, respectively.  The tax benefit available from stock based compensation expense related to stock option during both the six months ended June 30, 2020 and 2019 was approximately $17,000 and $24,000 respectively. As of June 30, 2020, total unrecognized stock-based compensation expense related to stock options was $202,000.

During the three months ended June 30, 2020 and 2019, the Company recognized approximately $0 and $3,000, respectively of stock based compensation expense related to restricted stock.  The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended June 30, 2020 and 2019 was approximately $0 and $1,000, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized approximately $0 and $5,000, respectively of stock based compensation expense related to restricted stock.  The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended June 30, 2020 and 2019 was approximately $0 and $1,000, respectively. As of June 30, 2020, there was no unrecognized stock-based compensation expense related to unvested restricted stock awards.

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

SGRP claims against SAS re Affinity

The Company has prepared the draft of a compliant to be filed in the Supreme Court of the State of New York in Westchester County, NY, seeking appropriate relief and recovery from SAS and other related parties, which it prepared with the support of SGRP's Audit Committee (which has certain oversight responsibilities respecting related party matters).  However, because of the pending changes in the SGRP CEO and CFO positions, the Audit Committee recommended that management delay filing the complaint until it can be reviewed and pursued by SGRP's new CEO and CFO (upon their selection and appointment) if and as they determine appropriate.  See Affinity Insurance in Related Part Transactions in Note 5, above.

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

In December 2018 SGRP reached an agreement with Mr. Bartels through counsel to conditionally make his reasonably documented Allocated By-Laws Expenses (the "Bartels Advancement Settlement"), pursuant to which payment to Mr. Bartels of the accepted Allocated By-Laws Expenses was paid approximately $106,000 in April 2019.  If Mr. Bartels is ultimately determined to not be entitled to indemnification, he could still be obligated to return all amounts advanced to him by SGRP.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

On January 27, 2019, Mr. Robert G. Brown sent a draft of his proposed Delaware litigation complaint in an email to Arthur Drogue, SGRP's Chairman, threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated in an email to Mr. McCarthey on February 2, 2019. On March 21, 2020, Mr. Robert G. Brown repeated the Brown Advancement Demand and sent a slightly revised draft complaint that would purportedly change the contemplated litigation jurisdiction from Delaware to Massachusetts.  No explanation was given for this alleged change in jurisdiction.  On August 1, 2020, Robert G. Brown sent a slightly revised complaint to William H. Bartels (who forwarded it to Arthur H. Baer, Chairman of the Board and Audit Committee) changing the contemplated litigation jurisdiction from Massachusetts back to Delaware.  Although it was signed and notarized and said by Robert G. Brown in his email to be in the process of being filed, no such complaint has been filed by Mr. Brown through August 11, 2020, and SGRP continues to deny the Brown Advancement Demand.  In addition, SGRP believes that the Delaware Court has exclusive jurisdiction pursuant to SGRP's 2019 Restated By-Laws and the Settlement. Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP, and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels.

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

In the SBS Settlement Agreement, the parties agreed to have a third party financial and accounting services firm, independently determine the Proven Unpaid A/R based on parameters set forth in the SBS Settlement Agreement.  In the SBS Settlement Agreement, the parties will accept the determination of the third party financial and accounting services firm as final and binding, and all other claims and amounts are released. The third party financial and accounting services firm, has determined that the Company had paid all amounts due to SBS and has no further obligation.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Company has recorded the total settlement amount of $174,097 as of December 31, 2019.  This settlement amount is payable in 24 equal monthly payments of $7,254 starting January 1, 2020.  To date SBS is in default of the first six payments totaling $43,524 and formal default notices have been sent to SBS.  SBS has responded and claimed an offset respecting its undocumented and unproven claims.  As of this date the Company believes these SBS payments must ultimately be paid by SBS and will continue to evaluate its collectability from SBS and establish reserves as appropriate.  As of June 30, 2020, the total settlement has been reserved.

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

Facing significant potential damages in the Clothier Case, SGRP chose, and on June 7, 2018, entered into mediation with the plaintiffs and plaintiff's counsel in the Clothier Case to try to settle any potential future liability for any possible judgment against SGRP in that case.  SGRP asked SBS to participate financially and provide its knowledge in that mediation, but SBS and its stockholders wanted SGRP to bear the full cost of any settlement and on several occasions they declined or failed to participate in that mediation. SGRP disagreed, insisting on the Majority Stockholders' and SBS' economic participation.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, subject to the final court approval (the "Clothier Settlement").  Final approval was granted on September 20, 2019, and the Company was released by plaintiff and the settlement class from all other liability under the Clothier Case. The Company recorded a $1.3 million charge for the Clothier Settlement during 2018, when the agreement in the Clothier Settlement was reached.  Pursuant to the Clothier Settlement SGRP will pay a maximum settlement amount of $1.3 million, payable in four equal annual installments that commenced with the first payment of $325,000 in December 2019.  The $975,000 balance was accrued as of June 30, 2020.

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

Facing lengthy and costly litigation and significant potential damages in the Hogan Case, on March 27, 2019, SGRP entered into mediation with the plaintiffs and plaintiff's counsel in the Hogan Case to try to settle any potential future liability for any possible judgment against SGRP in that case. SBS and its stockholders were no longer involved in that case and so were not involved in that mediation. After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement (the "Hogan Settlement"), which was approved by the court and became final in November 2019, and the Company was released by plaintiff and the settlement class from all other liability under the Hogan Case.  Pursuant to the Hogan Settlement, SGRP agreed to a maximum settlement amount of $250,000 (in three installments), which payments commenced in December 2019 with the first payment of $150,000, $50,000 paid in March 2020 and the remaining $50,000 paid in June 2020.

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

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
United States	$22,123	$28,006	$45,412	$46,662
International	28,821	40,217	66,880	78,721
Total revenue	$50,944	$68,223	$112,292	$125,383

Operating income:
United States	$315	$2,608	$623	$3,360
International	1,648	1,622	2,817	2,601
Total operating income	$1,963	$4,230	$3,440	$5,961

Interest expense (income):
United States	$144	$185	$276	$246
International	(60)	2	36	142
Total interest expense	$84	$187	$312	$388

Other (income), net:
United States	$(1)	$(1)	$(1)	$(1)
International	(49)	(191)	(57)	(256)
Total other (income), net	$(50)	$(192)	$(58)	$(257)

Income before income tax expense:
United States	$172	$2,424	$348	$3,115
International	1,757	1,811	2,838	2,715
Total income before income tax expense	$1,929	$4,235	$3,186	$5,830

Income tax expense:
United States	$124	$501	$199	$702
International	500	927	760	1,284
Total income tax expense	$624	$1,428	$959	$1,986

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Net income:
United States	$48	$1,923	$149	$2,413
International	1,257	884	2,078	1,431
Total net income	$1,305	$2,807	$2,227	$3,844

Net (income) attributable to non-controlling interest:
United States	$(519)	$(679)	$(583)	$(775)
International	(889)	(605)	(1,451)	(930)
Total net (income) attributable to non-controlling interest	$(1,408)	$(1,284)	$(2,034)	$(1,705)

Net income (loss) attributable to SPAR Group, Inc.:
United States	$(471)	$1,244	$(434)	$1,638
International	368	279	627	501
Total net income (loss) attributable to SPAR Group, Inc.	$(103)	$1,523	$193	$2,139

Depreciation and amortization:
United States	$419	$382	$832	$754
International	120	146	247	284
Total depreciation and amortization	$539	$528	$1,079	$1,038

Capital expenditures:
United States	$288	$344	$669	$722
International	156	127	117	213
Total capital expenditures	$444	$471	$786	$935

Note:  There were no inter-company sales for the six months ended June 30, 2020 or 2019.

	June 30,	December 31,
	2020	2019
Assets:
United States	$30,697	$24,927
International	43,213	54,608
Total assets	$73,910	$79,535

	June 30,	December 31,
	2020	2019
Long lived assets:
United States	$4,182	$4,957
International	3,358	3,954
Total long lived assets	$7,540	$8,911

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
		% of		% of		% of		% of
		consolidated		consolidated		consolidated		consolidated
International revenue:		net revenue		net revenue		net revenue		net revenue
Brazil	$10,539	20.7%	$16,612	24.3%	$26,103	23.2%	$32,145	25.6%
South Africa	6,088	12.0	6,442	9.4	13,002	11.6	12,976	10.3
Mexico	4,820	9.5	5,664	8.3	10,667	9.5	10,951	8.7
China	2,756	5.4	3,180	4.7	5,320	4.7	6,459	5.2
India	1,915	3.8	2,065	3.0	4,207	3.7	4,271	3.4
Japan	1,649	3.2	2,865	4.2	4,431	3.9	5,595	4.5
Canada	1,004	2.0	2,459	3.6	2,720	2.4	4,563	3.6
Australia	50	0.1	863	1.3	430	0.4	1,627	1.3
Turkey	-	-	67	0.1	-	-	134	0.1
Total international revenue	$28,821	56.7%	$40,217	58.9%	$66,880	59.4%	$78,721	62.7%

10.	Recent Accounting Pronouncements

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

ASC 842 requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right of use ("ROU") asset, subject to certain permitted accounting policy elections.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SPAR measures its lease liability for each leased asset as the present value of lease payments, as defined in ASC 842, allocated to the lease component, discounted using an incremental borrowing rate specific to the underlying asset. SPAR's ROU assets are equal to the lease liability. SPAR estimates its incremental borrowing rate based on the interest rate SPAR would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.

The components of SPAR's lease expenses for the six months ended June 30, 2020 and 2019, which are included in the condensed consolidated income statement, are as follows (in thousands):

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Lease Costs	Classification	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	Selling, General and Administrative Expense	$694	$534	$1,368	$1,067
Short-term lease cost	Selling, General and Administrative Expense	$100	$28	213	57
Variable costs	Selling, General and Administrative Expense	$97	$290	194	585
Total lease cost		$891	$852	$1,775	$1,709

Supplemental cash flow information related to SPAR’s leases for six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities	$794	$562	$1,514	$1,071

Assets obtained in exchange for new operating lease liabilities
Operating lease	$741	$5,736	$1,463	$5,736	(a)

At June 30, 2020, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Period Ending June 30,	Amount
2020	$1,779
2021	1,153
2022	629
2023	106
2024	-
Total Lease Payments	3,667
Less: imputed interest	179
Total	3,488

12.	Subsequent Events

Resignation of Christiaan M. Olivier as Chief Executive Officer (Principal Executive Officer), President and Director

After the close of business on July 15, 2020, the Corporation received the voluntary resignation of Christiaan M. Olivier as Chief Executive Officer (Principal Executive Officer), President and a director of SGRP, and from all positions with SGRP's subsidiaries, effective with the close of business on August 7, 2020 (the "CEO Effective Time").

Mr. Olivier has said that his resignation is due to his assertion that actions of the Corporation's two largest shareholders (Robert G. Brown and William H. Bartels), at times supported by some independent directors, have led to dysfunctional governance and disagreements with the Board over director and related party accountability and corporate strategy.  Mr. Olivier has provided written correspondence to SGRP discussing his beliefs respecting the circumstances of his resignation.

On July 17, 2020, the Board of Directors of SGRP (the "Board") accepted Mr. Olivier's resignation. The Board plans to appoint an interim successor Chief Executive Officer and President.

Retirement of James R. Segreto as Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary

After the close of business on July 15, 2020, the Corporation received the notice of the voluntary retirement of James R. Segreto as Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary of SGRP, and from all positions with SGRP's subsidiaries, effective with the close of business on August 7, 2020 (the "CFO Effective Time").

Mr. Segreto's retirement letter expressed similar concerns outlined by Mr. Olivier and as reported and supported in various SEC filings. Mr. Segreto has provided written correspondence to SGRP discussing his beliefs respecting the circumstances of his retirement.

On July 17, 2020 the Board accepted Mr. Segreto's notice of retirement.  Several candidates have been identified by management and recommended to the Corporation's Audit Committee and Governance Committee.

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), and this Quarterly Report has been filed by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward-looking statements" contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2019 (as filed, the "Annual Report"), as filed with the SEC on April 14, 2020, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on May 13, 2020, which SGRP filed with the SEC on May 1, 2020 (the "Proxy Statement"), SGRP's definitive Proxy Statement and Information Statement (the "First Special Meeting Proxy/Information Statement"), filed with the SEC on April 3, 2020, and SGRP's Current Report on Form 8-K respecting the First Special Meeting voting results as filed with the SEC on May 4, 2020 (the "First Special Meeting Report"). and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, the First Special Meeting Proxy/Information Statement and the First Special Meeting Report, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

You should carefully review and consider the Company's forward-looking statements (including all risk factors and other cautions and uncertainties) and other information made, contained or noted in or incorporated by reference into this Quarterly Report, the Annual Report, the Proxy Statement, the First Special Meeting Proxy/Information Statement and the First Special Meeting Report and the other applicable SEC Reports, but you should not place undue reliance on any of them. The results, actions, levels of activity, performance, achievements or condition of the Company (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition) and other events and circumstances planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "Expectations"), and our forward-looking statements (including all Risks) and other information reflect the Company's current views about future events and circumstances. Although the Company believes those Expectations and views are reasonable, the results, actions, levels of activity, performance, achievements or condition of the Company or other events and circumstances may differ materially from our Expectations and views, and they cannot be assured or guaranteed by the Company, since they are subject to Risks and other assumptions, changes in circumstances and unpredictable events (many of which are beyond the Company's control). In addition, new Risks arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its Expectations will be achieved in whole or in part, that it has identified all potential Risks, or that it can successfully avoid or mitigate such Risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended June 30, 2020, compared to three months ended June 30, 2019

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2020		2019
	$	%	$	%
Net revenues	$50,944	100.0%	$68,223	100.0%
Cost of revenues	41,072	80.6	54,159	79.4
Gross profit	9,872	19.4	14,064	20.6
Selling, general & administrative expense	7,370	14.5	9,306	13.6
Depreciation & amortization	539	1.1	528	0.8
Operating income	1,963	3.8	4,230	6.2
Interest expense, net	84	0.2	187	0.3
Other income, net	(50)	-	(192)	(0.3)
Income before income taxes	1,929	3.6	4,235	6.2
Income tax expense	624	1.2	1,428	2.1
Net income	1,305	2.4	2,807	4.1
Net income attributable to non-controlling interest	(1,408)	(2.8)	(1,284)	(1.9)
Net income attributable to SPAR Group, Inc.	$(103)	(0.4)%	$1,523	2.2%

Net Revenues

Net revenues for the three months ended June 30, 2020, were $50.9 million, compared to $68.2 million for the three months ended June 30, 2019, a decrease of $17.3 million or 25.3%.

Domestic net revenues totaled $22.1 million in the three months ended June 30, 2020, compared to $28.0 million for the same period in 2019. The decrease of $5.9 million was primarily due to the impact of Covid-19.

International net revenues totaled $28.8 million for the three months ended June 30, 2020, compared to $40.2 million for the same period in 2019, a decrease of $11.4 million or 28.2%.  The decrease in international net revenues was primarily due to foreign currency translation and the impact of Covid-19.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 80.6% of its net revenues for the three months ended June 30, 2020, and 79.4% of its net revenues for the three months ended June 30, 2019.

Domestic cost of revenues was 79.1% of net domestic revenues for the three months ended June 30, 2020, and 74.0% of net domestic revenues for the three months ended June 30, 2019. The increase in cost of revenues was due primarily to an unfavorable mix of project work.

Internationally, the cost of revenues as a percentage of net international revenues was 81.8% and 83.1% for the three months ended June 30, 2020 and 2019, respectively.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $7.4 million and $9.3 million for the three months ended June 30, 2020 and 2019, respectively.

Domestic selling, general and administrative expenses totaled $3.9 million and $4.3 million for the three months ended June 30, 2020 and 2019, respectively.

International selling, general and administrative expenses totaled $3.4 million and $5.0 million for the three months ended June 30, 2020 and 2019, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $539,000 and $528,000 for the three months ended June 30, 2020 and 2019, respectively.

Interest Expense

The Company's net interest expense was $84,000 for the three months ended June 30, 2020, and $187,000 for the same period in 2019.

Other Income

Other income was $50,000 and $192,000 for the three months ended June 30, 2020 and 2019, respectively.

Income Taxes

Income tax expense was $624,000 for the three months ended June 30, 2020, compared to $1.4 million for the three months ended June 30, 2019.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $1.4 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively.

Net Income

The Company reported net income of -$103,000 for the three months ended June 30, 2020, or $0.00 per diluted share, compared to a net income of $1.5 million, or $0.07 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Six months ended June 30, 2020, compared to six months ended June 30, 2019

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2020		2019
	$	%	$	%
Net revenues	$112,292	100.0%	$125,383	100.0%
Cost of revenues	90,632	80.7	100,685	80.3
Gross profit	21,660	19.3	24,698	19.7
Selling, general & administrative expense	17,141	15.3	17,699	14.1
Depreciation & amortization	1,079	1.0	1,038	0.8
Operating income	3,440	3.0	5,961	4.8
Interest expense, net	312	0.3	388	0.3
Other income, net	(58)	(0.1)	(257)	(0.2)
Income before income taxes	3,186	2.8	5,830	4.6
Income tax expense	959	0.9	1,986	1.6
Net income	2,227	1.9	3,844	3.1
Net income attributable to non-controlling interest	(2,034)	(1.8)	(1,705)	(1.4)
Net income attributable to SPAR Group, Inc.	$193	0.1%	$2,139	1.7%

Net Revenues

Net revenues for the six months ended June 30, 2020, were $112.3 million, compared to $125.4 million for the six months ended June 30, 2019, a decrease of $13.1 million or 10.4%.

Domestic net revenues totaled $45.4 million in the six months ended June 30, 2020, compared to $46.7 million for the same period in 2019. The decrease of $1.3 million was primarily due to the impact of Covid-19.

International net revenues totaled $66.9 million for the six months ended June 30, 2020, compared to $78.7 million for the same period in 2019, a decrease of $11.8 million or 15.0%.  The decrease in international net revenues was primarily due to foreign currency translation and the impact of Covid-19.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 80.6% of its net revenues for the six months ended June 30, 2020, and 80.3% of its net revenues for the six months ended June 30, 2019.

Domestic cost of revenues was 77.6% of net domestic revenues for the six months ended June 30, 2020, and 74.3% of net domestic revenues for the six months ended June 30, 2019. The increase in cost of revenues was due primarily to an unfavorable mix of project work.

Internationally, the cost of revenues as a percentage of net international revenues was 82.8% and 83.8% for the six months ended June 30, 2020 and 2019, respectively.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $17.1 million and $17.7million for the six months ended June 30, 2020 and 2019, respectively.

Domestic selling, general and administrative expenses totaled $8.7 million and $7.9 million for the six months ended June 30, 2020 and 2019, respectively. The increase is primarily due to an accrual for retirement benefits.

International selling, general and administrative expenses totaled $8.3 million and $9.8 million for the six months ended June 30, 2020 and 2019, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $1.1 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.

Interest Expense

The Company's net interest expense was $312,000 for the six months ended June 30, 2020, and $388,000 for the same period in 2019.

Other Income

Other income was $58,000 and $257,000 for the six months ended June 30, 2020 and 2019, respectively.

Income Taxes

Income tax expense was $959,000 for the six months ended June 30, 2020, compared to $2.0 million for the six months ended June 30, 2019.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $2.0 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively.

Net Income

The Company reported net income of $193,000 for the six months ended June 30, 2020, or $0.01 per diluted share, compared to a net income of $2.1 million, or $0.10 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the six months ended June 30, 2020, the Company had a net income before non-controlling interest of $2.2 million.

Net cash provided by operating activities was $8.8 million for the six months ended June 30, 2020, compared to cash used by operating activities of $1.2 million for the six months ended June 30, 2019.  The net cash provided by operating activities during the six months ended June 30, 2020, was primarily due to an increase in accounts receivable and accrued expenses offset by a decrease in accounts payable and operating lease liabilities.  Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and the other risks detailed in the section titled "Risk Factors" included elsewhere in our Annual Report.  However, we believe that our existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Net cash used in investing activities was $786,000 for the six months ended June 30, 2020, compared to $935,000 for the six months ended June 30, 2019. The net cash used in investing activities during the six months ended June 30, 2020, was due to fixed asset additions, primarily capitalized software.

SPAR Group, Inc. and Subsidiaries

Net cash used by financing activities for the six months ended June 30, 2020, was $792,000 compared to net cash provided by financing activities of $2.6 million for the six months ended June 30, 2019.  Net cash used by financing activities during the six months ended June 30, 2020, was primarily due to net payments on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the six months ended June 30, 2020 of approximately $3.2 million.

The Company had net working capital of $17.3 million at both June 30, 2020 and December 31, 2019. The Company's current ratio was 1.4 at both June 30, 2020, and December 31, 2019.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of June 30, 2020.

Management's Evaluation of Disclosure Controls and Procedures

The Company's interim chief financial officer and chief operating officer have each reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company's current disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's second quarter of its 2020 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Background: Related Parties And Related Party Litigation:

SPAR Business Services, Inc., f/k/a SPAR Marketing Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by an entity controlled by Robert G. Brown, and prior to November 2018, was owned by Robert G. Brown and William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels, Peter W. Brown and certain other relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech is an affiliate because it is owned by Robert G. Brown. Messrs. Brown and Bartels (including, as applicable, certain related parties, the "Majority Stockholders") collectively own approximately 53.2% of SGRP's common stock and are the founders of SGRP.  Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired) and became a director of SGRP on April 24, 2020, as discussed in INFORMATION IN CONNECTION WITH APPOINTMENT OF ROBERT G. BROWN AS A DIRECTOR in the First Special Meeting Proxy/Information Statement.  Mr. Bartels retired as an employee of the Company as of January 1, 2020 (in accordance with the actions of SGRP's Compensation Committee on January 22, 2020). See Bartel's Retirement and Director Compensation in Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions, above. Messrs. Brown and Bartels also are stockholders, directors and/or executive officers of various affiliates of SGRP.

For recent actions by the Majority Stockholders to change or potentially change the Board and 2019 By-Laws, see Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts in Part 1A-Risk Factors in the Annual Report

SGRP claims against SAS re Affinity

The Company has prepared the draft of a compliant to be filed in the Supreme Court of the State of New York in Westchester County, NY, seeking appropriate relief and recovery from SAS and other related parties, which it prepared with the support of SGRP's Audit Committee (which has certain oversight responsibilities respecting related party matters).  However, because of the pending changes in the SGRP CEO and CFO positions, the Audit Committee recommended that management delay filing the complaint until it can be reviewed and pursued by SGRP's new CEO and CFO (upon their selection and appointment) if and as they determine appropriate.  See Affinity Insurance in Related Part Transactions in Note 5, above.

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

Background:  Recent Actions of the Majority Stockholders and their Control Group

On June 1, 2018, June 29, 2018, July 5, 2018, August 6, 2018, January 25, 2019,  October 18, 2019, February 11, 2020 and March 11, 2020, the Majority Stockholders filed amended Schedule 13Ds with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert with respect to certain matters", including various listed items. Pursuant to those Schedule 13D filings, the Majority Stockholders have acted as a control group and adopted written consents to unilaterally, and without the participation of the Board, Governance Committee or other stockholders, add Mr. Robert G. Brown, Mr. Panagiotis ("Panos") Lazaretos, and Mr. Jeffrey A. Mayer to the Board and remove Mr. Laurence T. Kellar from the Board without cause.  Mr. Robert G. Brown was seated on the Board on or about April 24, 2020.  See Risks of a Nasdaq Delisting and Penny Stock Trading in Part 1A - Risk Factors in the Annual Report, and INFORMATION IN CONNECTION WITH APPOINTMENT OF ROBERT G. BROWN AS A DIRECTOR in the Special Meeting Proxy Statement/Information Statement.

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

In furtherance of furthered such threats to remove directors who do not comply with his demands, Mr. Robert G. Brown and related parties have executed and delivered written requests forcing SGRP to call a special stockholders' meeting (currently scheduled for April 23, 2020) to consider (i) removal of Mr. Arthur B. Drogue, currently one of five independent directors of SGRP and its Chairman, from the Board, without cause,(ii) removal of Mr. R. Eric McCarthey, currently one of five independent directors of SGRP and Chairman of its Governance Committee (as of 3-1-2020), from the Board, without cause,), (iii) addition to the Board of Mr. James R. Brown Sr. (who is the brother of Robert G. Brown and the father of Peter W. Brown, a director who joined the Board in May 2018 to represent the Brown family interests), and (iv) adoption of various amendments to SGRP's By-Laws which are favorable to the Majority Stockholders and not approved or supported by a majority of SGRP's Board or Independent Directors.  See Risks of a Nasdaq Delisting and Penny Stock Trading in Part 1A - Risk Factors in the Annual Report..  See SGRP's First Special Meeting Proxy/Information.

For additional recent actions by the Majority Stockholders to change or potentially change the Board and 2019 By-Laws, see Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts in Part 1A - Risk Factors in the Annual Report.

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

On January 27, 2019, Mr. Robert G. Brown sent a draft of his proposed Delaware litigation complaint in an email to Arthur Drogue, SGRP's Chairman, threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated in an email to Mr. McCarthey on February 2, 2019. On March 21, 2020, Mr. Robert G. Brown repeated the Brown Advancement Demand and sent a slightly revised draft complaint that would purportedly change the contemplated litigation jurisdiction from Delaware to Massachusetts.  No explanation was given for this change and SGRP believes that Mr. Robert G. Brown does not live or work in Massachusetts, but Mr. Robert G. Brown's brother, James S. Brown, is a Massachusetts lawyer and was an unsuccessful candidate for election as a SGRP director at the April 30, 2020, special stockholder meeting at the unilateral direction of Mr. Robert G. Brown and related parties.  On August 1, 2020, Robert G. Brown sent a slightly revised complaint to William H. Bartels (who forwarded it to Arthur H. Baer, (Chairman of the Board and Audit Committee) changing the contemplated litigation jurisdiction from Massachusetts back to Delaware.  Although it was signed and notarized and said by Robert G. Brown in his email to be in the process of being file, no such complaint has been filed by Mr. Brown through May 29, 2020, and SGRP continues to deny the Brown Advancement Demand.  In addition, SGRP believes that the Delaware Court has exclusive jurisdiction pursuant to SGRP's 2019 Restated By-Laws and the Settlement. Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels.

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

On August 6, 2019, SGRP, and its subsidiaries SPAR Marketing Force, Inc. ("SMF"), a Nevada corporation, and SPAR Assembly & Installation, Inc., f/k/a SPAR National Assembly Services, Inc., a Nevada corporation, submitted to the U.S. District Court in Nevada (the "Bankruptcy Court") their Compromise and Settlement Agreement, dated July 26, 2019 (the "Settlement Agreement"), with SBS, a Nevada corporation formerly known as SPAR Marketing Services, Inc., debtor and debtor-in-possession, and SBS, LLC, a Nevada limited liability company.  The Settlement Agreement was submitted in the SBS Chapter 11 Case.  Pursuant to the Settlement Agreement, the Company settled its claims for (among other things) indemnification from SBS in Clothier and the Rodgers class action case in Texas ("Rodgers"), and SBS released all receivable and other claims against the Company.  See Note 8 to the Company's Consolidated Financial Statements – Legal Proceedings  – SBS Bankruptcy, Settlement, and March 2020 Claim, above.

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

Date: August 14, 2020	SPAR Group, Inc., Registrant

By: /s/ Clint Morrow
Clint Morrow Interim Chief Financial Officer