Form 10-Q/A
period 2020-06-30
SPAR GROUP INC
filed 2020-08-18
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

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

SPAR Group, Inc.

Index

The purpose of this Form 10-Q/A to SPAR Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission ("SEC") on August 14, 2020 (The "Form 10-Q") is to correct several typographical errors, cross references, incomplete deletions and the names of the signatories and signing dates for the certifications on Exhibits 31.1, 31.2, 32.1 and 32.2, and to delete the reference to Exhibit 3.3 (which was previously filed with the SEC) and amend, restate and supersede the previously filed Form 10-Q.

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

The unaudited, interim condensed consolidated financial statements of the Company, accompanying this Quarterly Report on Form 10-Q/A for the second quarter ended June 30, 2020 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2019, has been prepared from the Company's audited consolidated balance sheet as of such date. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the "SEC") on April 14, 2020 (the "Annual Report").  Particular attention should be given to Items 1 and 1A of the Annual Report respecting the Company's Business and Risk Factors, respectively. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year. Except for the change noted below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

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

The Company has prepared the draft of a complaint to be filed in the Supreme Court of the State of New York in Westchester County, NY, seeking appropriate relief and recovery from SAS and other related parties, which it prepared with the support of SGRP's Audit Committee (which has certain oversight responsibilities respecting related party matters).  However, because of the pending changes in the SGRP' CEO and CFO positions, the Audit Committee recommended that management delay filing the complaint until it can be reviewed and pursued by SGRP's new CEO and CFO (upon their selection and appointment) if and as they determine appropriate.

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

Mr. Bartels is one of the founders and a significant stockholder of SGRP (holding approximately 25.1% of the SGRP Shares).  He also is part of a control group holding a majority of the SGRP Shares with Robert G. Brown (together with Mr. Bartels), which group most recently acted to (1) unilaterally select, appoint and elect Panagiotis ("Panos") N. Lazaretos to serve on the board of directors of SGRP, effective on December 10, 2019, and unilaterally select, appoint and elect Robert G. Brown to serve on the board of directors of SGRP, effective as of April 24, 2020.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), and this Quarterly Report has been filed by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward-looking statements" contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2019 (as filed, the "Annual Report"), as filed with the SEC on April 14, 2020, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on May 13, 2020, which SGRP filed with the SEC on May 1, 2020 (the "Proxy Statement"), SGRP's definitive Proxy Statement and Information Statement (the "First Special Meeting Proxy/Information Statement"), filed with the SEC on April 3, 2020, and SGRP's Current Report on Form 8-K respecting the First Special Meeting voting results as filed with the SEC on May 4, 2020 (the "First Special Meeting Report"). and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report the Proxy Statement, the First Special Meeting Proxy/Information Statement and the First Special Meeting Report, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

The Company has prepared the draft of a complaint to be filed in the Supreme Court of the State of New York in Westchester County, NY, seeking appropriate relief and recovery from SAS and other related parties, which it prepared with the support of SGRP's Audit Committee (which has certain oversight responsibilities respecting related party matters).  However, because of the pending changes in the SGRP CEO and CFO positions, the Audit Committee recommended that management delay filing the complaint until it can be reviewed and pursued by SGRP's new CEO and CFO (upon their selection and appointment) if and as they determine appropriate.  See Affinity Insurance in Related Part Transactions in Note 5, above.  For a more detailed explanation of the Affinity claims see the Corporation's Current Report on Form 8-K as filed with the SEC on July 31, 2020.

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

On January 27, 2019, Mr. Robert G. Brown sent a draft of his proposed Delaware litigation complaint in an email to Arthur Drogue, SGRP's Chairman, threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated in an email to Mr. McCarthey on February 2, 2019. On March 21, 2020, Mr. Robert G. Brown repeated the Brown Advancement Demand and sent a slightly revised draft complaint that would purportedly change the contemplated litigation jurisdiction from Delaware to Massachusetts.  No explanation was given for this change and SGRP believes that Mr. Robert G. Brown does not live or work in Massachusetts, but Mr. Robert G. Brown's brother, James S. Brown, is a Massachusetts lawyer and was an unsuccessful candidate for election as a SGRP director at the April 30, 2020, special stockholder meeting at the unilateral direction of Mr. Robert G. Brown and related parties.  On August 1, 2020, Robert G. Brown sent a slightly revised complaint to William H. Bartels (who forwarded it to Arthur H. Baer, (Chairman of the Board and Audit Committee) changing the contemplated litigation jurisdiction from Massachusetts back to Delaware.  Although it was signed and notarized and said by Robert G. Brown in his email to be in the process of being filed, no such complaint has been filed by Mr. Brown through August 14, 2020, and SGRP continues to deny the Brown Advancement Demand.  In addition, SGRP believes that the Delaware Court has exclusive jurisdiction pursuant to SGRP's 2019 Restated By-Laws and the Settlement. Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels.

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

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the Annual Report, which Risk Factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since the Annual Report. You should review and give attention to all of those Risk Factors, including (without limitation) Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Potential Conflicts in Services Provided by Affiliates, Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Risks of a Nasdaq Delisting and Penny Stock Trading.

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