Form 10-Q
period 2020-09-30
SPAR Group, Inc.
filed 2020-11-16
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2020.

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________.

Commission file number 0-27408

SPAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 Opdyke Court, Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SGRP	Nasdaq

The number of shares of the Registrant's Common Stock outstanding as of November 11 2020, was 21,111,861 shares.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,750	$10,458
Accounts receivable, net	47,366	49,299
Prepaid expenses and other current assets	4,212	2,404
Total current assets	67,328	62,161
Property and equipment, net	2,846	2,848
Operating lease right-of-use assets	2,742	4,948
Goodwill	3,753	3,784
Intangible assets, net	2,381	2,796
Deferred income taxes	1,388	1,883
Other assets	2,033	1,115
Total assets	$82,471	$79,535
Liabilities and equity
Current liabilities:
Accounts payable	$8,377	$9,186
Accrued expenses and other current liabilities	21,186	18,548
Due to affiliates	3,475	4,666
Customer incentives and deposits	1,052	594
Lines of credit and short-term loans	12,104	8,932
Current portion of operating lease liabilities	1,145	2,828
Total current liabilities	47,339	44,754
Operating lease liabilities, less current portion	1,597	2,120
Long-term debt and other liabilities	1,300	1,300
Total liabilities	50,236	48,174
Commitments and contingencies – See Note 8
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares – None – Balance at September 30, 2020 and December 31, 2019	-	-
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 21,111,861 – Balance at September 30, 2020, and 21,102,335 – December 31, 2019	211	211
Treasury stock, at cost 1,697 shares – Balance at September 30, 2020, and December 31, 2019	(2)	(2)
Additional paid-in capital	16,621	16,511
Accumulated other comprehensive loss	(5,060)	(3,616)
Retained earnings	7,188	5,851
Total SPAR Group, Inc. equity	18,958	18,955
Non-controlling interest	13,277	12,406
Total equity	32,235	31,361
Total liabilities and equity	$82,471	$79,535

See accompanying notes.

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net revenues	$58,865	$66,440	$171,157	$191,823
Cost of revenues	46,849	53,929	137,478	154,614
Gross profit	12,016	12,511	33,679	37,209
Selling, general and administrative expense	8,145	8,940	25,287	26,639
Depreciation and amortization	530	524	1,609	1,563
Operating income	3,341	3,047	6,783	9,007
Interest expense	169	216	482	605
Other income, net	(143)	(11)	(201)	(268)
Income before income tax expense	3,315	2,842	6,502	8,670

Income tax expense	870	760	1,830	2,745
Net income	2,445	2,082	4,672	5,925
Net (income) attributable to non-controlling interest	(1,301)	(1,175)	(3,335)	(2,880)
Net income attributable to SPAR Group, Inc.	$1,144	$907	$1,337	$3,045
Basic and diluted income per common share:	$0.05	$0.04	$0.06	$0.15
Weighted average common shares – basic	21,110	20,975	21,108	20,856
Weighted average common shares – diluted	21,147	21,061	21,152	21,096

Net income	$2,445	$2,082	$4,672	$5,925
Other comprehensive income (loss):
Foreign currency translation adjustments	71	(811)	(3,908)	(644)
Comprehensive income	2,516	1,271	764	5,281
Comprehensive (income) attributable to non-controlling interest	(1,326)	(815)	(871)	(2,623)
Comprehensive income attributable to SPAR Group, Inc.	$1,190	$456	$(107)	$2,658

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2020	21,102	$211	2	$(2)	$16,511	$(3,616)	$5,851	$12,406	$31,361

Exercise of stock options	6	–	–	–	–	–	–	–	–
Share-based compensation	–	–	–	–	25	–	–	–	25
Other comprehensive (loss)	–	–	–	–	–	(1,456)	–	(2,444)	(3,900)
Net income	–	–	–	–	–	–	296	626	922
Balance at March 31, 2020	21,108	$211	2	$(2)	$16,536	$(5,072)	$6,147	$10,588	$28,408
Share-based compensation	–	–	–	–	70	–	–	–	70
Other comprehensive (loss)	–	–	–	–	–	(34)	–	(45)	(79)
Net income (loss)	–	–	–	–	–	–	(103)	1,408	1,305
Balance at June 30, 2020	$21,108	$211	2	$(2)	$16,606	$(5,106)	$6,044	$11,951	$29,704
Share-based compensation	–	–	–	–	17	–	–	–	17
Exercise of stock options	4	–	–	–	(2)	–	–	–	(2)
Other comprehensive income	–	–	–	–	–	46	–	25	71
Net income	–	–	–	–	–	–	1,144	1,301	2,445
Balance at September 30, 2020	21,112	$211	2	$(2)	$16,621	$(5,060)	$7,188	$13,277	$32,235

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited continued)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2019	20,785	$208	8	$(8)	$16,304	$(3,638)	$3,432	$8,476	$24,774

Share-based compensation	–	–	–	–	49	–	–	–	49
Other comprehensive income (loss)	–	–	–	–	–	98	(18)	28	108
Net income	–	–	–	–	–	–	615	421	1,036
Balance at March 31, 2019	20,785	$208	8	$(8)	$16,353	$(3,540)	$4,029	$8,925	$25,967
Share-based compensation	–	–	–	–	51	–	–	–	51
Exercise of stock options	65	1	(6)	(7)	6	–	–	–	–
Other comprehensive income (loss)	–	–	–	–	–	(16)	–	75	59
Net income	–	–	–	–	–	–	1,523	1,284	2,807
Balance at June 30, 2019	20,850	$209	2	$(15)	$16,410	$(3,556)	$5,552	$10,284	$28,884
Share-based compensation	–	–	–	–	65	–	–	–	65
Exercise of stock options	244	1	–	–	(27)	–	–	–	(26)
Other comprehensive (loss)	–	–	–	–	–	(450)	–	(361)	(811)
Net income	–	–	–	–	–	–	907	1,175	2,082
Balance at September 30, 2019	21,094	$210	$2	$(15)	$16,448	$(4,006)	$6,459	$11,098	$30,194

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$4,672	$5,925
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,609	1,563
Non-cash lease expense	2,308	1,553
Bad debt expense, net of recoveries	256	278
Share-based compensation	112	165
Changes in operating assets and liabilities:
Accounts receivable	1,758	(11,247)
Prepaid expenses and other assets	(2,240)	(2,610)
Accounts payable	(798)	2,748
Operating lease liabilities	(2,308)	(1,553)
Accrued expenses, other current liabilities and customer incentives and deposits	1,854	4,750
Net cash provided by operating activities	7,223	1,572

Investing activities
Purchases of property and equipment and capitalized software	(1,248)	(1,378)
Net cash used in investing activities	(1,248)	(1,378)

Financing activities
Net borrowings on lines of credit	3,209	10,372
Payoff of bank line of credit	-	(9,598)
Payments from stock options exercised	(2)	-
Payments on term debt	-	(71)
Payments on capital lease obligations	-	(89)
Net cash provided by financing activities	3,207	614

Effect of foreign exchange rate changes on cash	(3,890)	(547)
Net change in cash and cash equivalents	5,292	261
Cash and cash equivalents at beginning of year	10,458	7,111
Cash and cash equivalents at end of period	$15,750	$7,372

Supplemental disclosure of cash flows information:
Interest paid	$509	$375
Income taxes paid	$554	$541

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited, interim condensed consolidated financial statements of the Company, accompanying this Quarterly Report on Form 10-Q for the third quarter ended September 30, 2020 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying consolidated balance sheet as of December 31, 2019 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 contained in the Company’s 2019 Annual Report on Form 10-K (the “2019 Form 10-K.  In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the "SEC") on April 14, 2020 (the "2019 Annual Report").  Particular attention should be given to Items 1 and 1A of the 2019 Annual Report respecting the Company's Business and Risk Factors, respectively. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year. Except for the change noted below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

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

As of September 30, 2020, the Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which has provided services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa and Turkey.

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

Due in part to the uncertainty stemming from the COVID-19 pandemic as described above the Company experienced a decrease in market capitalization near the end of the first quarter that has continued into the subsequent period. As a result of this condition, the Company reviewed for any triggering event and the need to perform quantitative interim impairment testing over the Company’s goodwill assets as of September 30, 2020. The Company concluded that a triggering event did not occur based on qualitative factors assessed as part of the annual impairment test previously performed, such as actual results to date in comparison to previous forecasts and assumptions based on current projections, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital, and accordingly did not record any asset impairment charges on its goodwill. In performing its assessment, the Company believes it has made reasonable accounting estimates based on the facts and circumstances that were available as of the reporting date considering the developing situation resulting from the COVID-19 pandemic. If actual results are not consistent with the assumptions and judgements used, there may be exposure to future impairment losses that could be material to the Company’s results of operations.

Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company cannot reasonably estimate the length or severity of this pandemic, however we currently anticipate a material adverse impact on our consolidated financial position, results of operations, and cash flows in fiscal 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  The CARES Act is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. We are analyzing the various aspects of the CARES Act to determine the impact specific provisions may have on us.  However, the company does not foresee any material adjustments.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to SPAR Group, Inc.	$1,144	$907	$1,337	$3,045

Denominator:
Shares used in basic net income per share calculation	21,110	20,975	21,108	20,856
Effect of diluted securities:
Stock options and unvested restricted shares	37	86	44	240
Shares used in diluted net income per share calculations	21,147	21,061	21,152	21,096

Basic and diluted net income per common share:	$0.05	$0.04	$0.06	$0.15

4.	Credit Facilities and Other Debt

Domestic Credit Facilities

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

The NM Note currently requires the NM Borrowers to pay interest on the loans thereunder equal to (A) Prime Rate designated by Wells Fargo Bank, plus (B) one hundred twenty five basis points (1.25%) or a minimum of 6.75%. In addition, the Company is paying a fee to NM of $10,000 per month over the term of the agreement.  The Company utilized a broker to assist in this financing and paid a fee of $120,000 for their services. On September 30, 2020, the aggregate interest rate under that formula was 6.75% per annum, and the outstanding loan balance was $11.7 million. Outstanding amounts are classified as short-term debt.

Revolving loans are available to the Borrowers under the NM Credit Facility based upon the borrowing base formula defined in the NM Loan Agreement (principally 85% of "eligible" accounts receivable less certain reserves and 60% of eligible unbilled accounts receivable at a maximum limit of $4.5 million).

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including, maintaining a positive trailing EBITDA for each Borrower and limits on capital expenditures and other investments. The Company was in compliance of such covenants as of September 30, 2020.

Fifth Third Credit Facility

One of the Company's consolidated subsidiaries, Resource Plus of North Florida, Inc. ("Resource Plus"), is a party to a revolving line of credit facility (the "Fifth Third Credit Facility") from Fifth Third Bank for $3.5 million, which was scheduled to become due on April 23, 2020. Effective April 16, 2020, the term of the Fifth Third Credit Facility was extended and is currently scheduled to become due on June 16, 2022.

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of September 30, 2020, there was no outstanding balance. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined in the agreement) per annum, plus (B) two hundred fifty basis points (2.50%). On September 30, 2020, the aggregate interest rate under that formula was 3.60% per annum. The Fifth Third Credit Facility contains a debt service charge coverage ratio financial covenant requiring RP to maintain a minimum of ratio of 1.2 for available cash flow to fixed charges, as defined in the agreement. The Company was not in compliance of the covenant as of September 30, 2020 and expects to obtain a waiver from the Fifth Third Bank.

Effective with the closing of the Resource Plus acquisition, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts. The total balance owed at September 30, 2020 was approximately $1.6 million.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $571,305 USD (based upon the exchange rate at September 30, 2020). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of September 30, 2020 was $127,313 (Australian) or $90,918 USD and is due on demand.

On October 5, 2018, SPAR Brazil secured a line of credit facility with Banco Santander for approximately 381,000 Brazilian Real or approximately $67,704 USD (based upon the exchange rate at September 30, 2020). There was no outstanding balance as of September 30, 2020. This note is due September 30, 2020.

SPAR Todopromo has secured a line of credit facility with Steel Factoring for 5.0 million Mexican Pesos or approximately $224,630 USD (based upon the exchange rate at September 30, 2020). The revolving line of credit was secured on December 13, 2019, and expires December 2020. The fixed interest rate for the Steel Factoring facility is 18%, as of September 30, 2020. There was no outstanding balance as of September 30, 2020.

Effective February 4, 2020, SPAR Todopromo established a line of credit facility with Ve Por Mas for 5.2 million Mexican Pesos or approximately $233,750 USD (based upon the exchange rate at September 30, 2020).  The line expires on February 4, 2021.  The variable interest rate is TIIE plus 3.0% resulting in a rate of 9.1% as of September 30, 2020.  There was no outstanding balance as of September 30, 2020.

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer for 5.0 million Mexican Pesos or approximately $224,630 USD (based upon the exchange rate at September 30, 2020). The revolving line of credit expired April 2020 but has been extended to May 2021.  The variable interest rate is TIIE (Interbank Interest Rate) plus 5.2% resulting in a rate of 10.9% as of September 30, 2020. There was no outstanding balance as of September 30, 2020.

	Interest Rate
	as of
	September 30, 2020	2020	2021	2022	2023	2024	2025
Australia - National Australia Bank	6.56%	91	-	-	-	-	-
Brazil - Santander	16.52%	-	-	-	-	-	-
Mexico - Steel Factoring	18.00%	-	-	-	-	-	-
Mexico - Ve Por Mas	9.10%	-	-	-	-	-	-
Mexico - Bancomer Bank	10.90%	-	-	-	-	-	-
USA – North Mill Capital	6.75%	11,680	-	-	-	-	-
USA - Fifth Third Bank	3.60%	-	-	-	-	-	-
USA – Resource Plus Seller Notes	1.85%	333	300	300	700	-	-
Total		$12,104	$300	$300	$700	$-	$–

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	September 30,	December 31,
	2020	2019
Unused Availability:
United States / Canada	$3,820	$3,694
Australia	480	423
Mexico	683	-
Brazil	68	49
Total Unused Availability	$5,051	$4,166

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

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Executives, Officers, Employees, Consultants and other Representatives Amended and Restated (as of) March 15, 2018 (the "Ethics Code"). The Ethics Code is intended to promote and reward honest, ethical, respectful and professional conduct by each director, executive, officer, employee, consultant and other representative of any of SGRP and its subsidiaries (together with SGRP, the "Company") and each other Covered Person (as defined in the Ethics Code) in his or her position with the Company anywhere in the world, including (among other things) serving each customer, dealing with each vendor and treating each other with integrity and respect, and behaving honestly, ethically and professionally with each customer, each vendor, each other and the Company. Article II of the Ethics Code specifically prohibits various forms of self-dealing (including dealing with relatives) and collusion and Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from using or disclosing the Confidential Information of the Company or any of its customers or vendors, seeking or accepting anything of value from any competitor, customer, vendor, or other person relating to doing business with the Company, or engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include (among other things) any contract with an affiliated person (each an "Approved Affiliate Contract") or anything else disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as the case may be, as well as the ownership, board, executive and other positions held in and services and other contributions to affiliates of SGRP and its subsidiaries by certain directors, officers or employees of SGRP, any of its subsidiaries or any of their respective family members. The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including those related to the oversight and approval of conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in clause IV.11 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in clause I.2(l) of the Audit Committee's Charter. The Governance Committee and Audit Committee each consist solely of independent outside directors (see Domestic Related Party Services, International Related Party Services, SBS Bankruptcy, Settlement and March 2020 Claim, Summary of Certain Related Party Transactions, Infotech Litigation and Settlement, Affinity Insurance and Related Reimbursement Dispute, and Other Related Party Transactions and Arrangements, below).

SGRP's Audit Committee has the specific duty and responsibility to review and approve the overall fairness to the Company and terms of all material related-party transactions. The Audit Committee receives affiliate contracts and amendments thereto for its review and approval (to the extent approval is given), and these contracts are periodically (often annually) again reviewed, in accordance with the Audit Committee Charter, the Ethics Code, the rules of the Nasdaq Stock Market LLC ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness to the Company, including pricing, payments to related parties, and the ability to provide services at comparable performance levels). The Audit Committee periodically reviews all related party relationships and transactions described below.

Domestic Related Party Services:

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by SBS LLC which in turn is beneficially owned by Robert G. Brown. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Infotech is an affiliate because it is owned principally by Robert G. Brown.  Mr. Robert G. Brown and Mr. Bartels (the "Majority Stockholders") (see below), are members of a 13D control group and founders of SGRP, Mr. Robert G. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired), and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels. Mr. Robert G. Brown became Chairman of SGRP's Strategic Committee and a member of SGRP's Technology Committee when such committees were formed on July 17, 2020. Mr. Robert G. Brown resigned as Chairman and a member of SGRP's Strategic Committee effective September 1, 2020.  Mr. Bartels was and continues to be a director of SGRP, but retired as Vice Chairman on July 17, 2020, and as an employee of SGRP as of January 1, 2020 (see Bartels' Retirement and Director Compensation, below). Mr. Robert G. Brown and Mr. Bartels also have been and are stockholders, directors and executive officers of various other affiliates of SGRP. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies – Legal Matters, and SBS Bankruptcy, Settlement and March 2020 Claim and Infotech Litigation and Settlement, below.

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

Any claim by Robert G. Brown, William H. Bartels, SBS, SAS, any other related party or any third party that the Company is somehow liable for any judgment or similar amount imposed against SBS or SAS or any other related party, any judicial determination that the Company is somehow liable for any judgment or similar amount imposed against SBS or SAS or any other related party, or any increase in the Company's use of employees (rather than the services of independent contractors provided by third parties) to perform Field Specialist services domestically, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected. See SBS Bankruptcy, Settlement and March 2020 Claim, Infotech Litigation and Settlement and Affinity Insurance and Related Reimbursement Dispute and Related Reimbursement Dispute, below, and Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

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

Infotech sued the Company in September 2018 in New York seeking reimbursement for approximately $190,000 respecting alleged lost tax benefits and other expenses it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and previously denied on multiple occasions by both management and SGRP's Audit Committee, whose approval was required because Infotech is a related party. Infotech also threatened to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech, for which the Company vigorously denies liability. The Company and Infotech settled this matter. See Infotech Litigation and Settlement below, and Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies - Legal Matters, below.

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

Resource Plus of North Florida, Inc. ("Resource Plus") is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the Resource Plus membership interests and by Mr. Richard Justus through his ownership of the other 49% of the Resource Plus membership interests. Mr. Justus has a 50% ownership interest in RJ Holdings, which owns the buildings where Resource Plus is headquartered and operates. Both buildings are subleased to Resource Plus.

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

The Company recorded the total settlement amount of $174,097 as of December 31, 2019, respecting the potential Discounted Claim Payments.  This settlement amount is payable in 24 equal monthly payments of $7,254 starting January 1, 2020.  Through November 1, 2020, SBS is in default of making the first eleven payments totaling $79,794 and formal default notices have been sent to SBS. SBS has responded and claimed an offset respecting its undocumented and unproven claims. As of September 30, 2020, the total settlement of $174,097 has been reserved by the Company, but such reservation does not release or affect SBS' obligations to make those payments to the Company.

On March 6, 2020, Robert G. Brown on behalf of SBS sent an email communication to Arthur B. Drogue, to which he copied Arthur H. Baer, demanding payment of $1,707,374 to SBS from SMF pursuant to (among other things) the SBS Settlement Agreement (the "March 2020 Claim").  The Company has reviewed the March 2020 Claim in detail (although Brown has provided no backup or proof) and the Company strongly disagrees that any such amount is owed.  The Company believes that the robust and comprehensive mutual releases and other provisions in the SBS Settlement Agreement provide valuable relief from such claims and potential future claims and litigation by SBS respecting the Company's past involvement with SBS, including the March 2020 Claim.  However, Robert G. Brown, president, director and indirect owner of SBS, since and notwithstanding the Court's approval of the SBS Settlement Agreement, has continued to make unproven and undocumented claims that amounts that were fully released pursuant to the SBS Settlement Agreement and approved by the bankruptcy court are nevertheless due to SBS from the Company, and the Company strongly disagrees.  The Company is prepared to take action in Nevada Bankruptcy Court by reopening the SBS bankruptcy case and petitioning official settlement of this matter.  Since all such claims have been completely released by SBS (with Mr. Robert G. Brown's approval), the Company owes nothing and has not accrued anything respecting Mr. Robert G. Brown's renewed claims.  Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP, and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels. Mr. Brown became Chairman of SGRP's Strategic Committee and a member of SGRP's Technology Committee when such committees were formed on July 17, 2020. Mr. Robert G. Brown resigned as Chairman and a member of SGRP's Strategic Committee effective September 1, 2020.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The March 2020 Claim includes estimates for the individual legal defenses of Robert G. Brown and William H. Bartels in the private attorney general action in California ("PAGA") and Texas ("Rodgers") in cases that do not involve and never included the Company and for which the Company believes it has no liability.  The March 2020 Claim also includes defense expenses for the SBS Clothier case, which expenses SBS settled for a highly discounted amount in its bankruptcy reorganization but now wants the Company to pay in full. SBS in its bankruptcy reorganization settled its potential liability in the Rodgers and Clothier cases and SBS has, and since July 2019 had, no more defense expenses in those cases.  Subsidiaries of SGRP were at one time in the Clothier case but were dismissed without prejudice leaving SGRP subject to potential liability. Accordingly, SGRP settled the Clothier case separately.  SGRP was never named in the Rodgers case. However, the alleged continued willful misclassification by SBS of its independent contractors after the Clothier misclassification determination is a claimed basis for the PAGA lawsuit against Brown and Bartels. See Note 8 to the Company's Consolidated Financial Statements in the Commitments and Contingencies -- Legal Proceedings -- SBS Field Specialist Litigation, SBS Clothier Litigation, and SGRP Hogan Litigation. Mr. Bartels' list also includes payments of $500,000 per year to Robert G. Brown for extended retirement and advisory fees, although the Company has never proposed, committed or agreed to them and on several occasions specifically rejected Mr. Brown's proposals in various forms for them.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Infotech Settlement Agreement required the Company to make payments totaling $275,000 in four installments: (i) $75,000 following Court approval (which Payment has already been made); (ii) $75,000 within 30 days following discontinuance of the Infotech Action (which was discontinued on October 30, 2019); (iii) $75,000 within 60 days following discontinuance of the Infotech Action; and (iv) $50,000 within 90 days following discontinuance of the Infotech Action.  The Infotech Settlement was paid in accordance with the agreement and was therefore paid in full effective January 2020.

The Company believes that the robust and comprehensive mutual releases in the Infotech Settlement Agreement provide valuable relief from potential future claims and litigation by Infotech respecting the Company's past involvement with Infotech in the Brazilian and Romanian transactions.

International Related Party Services:

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP, 23% by Friedshelf 401 Proprietary Limited and 26% by Lindicom Empowerment Holdings Proprietary Limited. Mr. Garry Bristow, who is an executive at SGRP Meridian and a Director of CMR Meridian, is one of the beneficial owners of both Merhold Cape Property Trust ("MCPT") and Merhold Holding Trust ("MHT"). Mr. Adrian Wingfield, who is a Director of CMR Meridian, is one of the beneficial owners of MHT. MHT owns the building where Meridian is headquartered and also owns 32 vehicles which are leased to Meridian. MCPT provides a fleet of 173 vehicles to Meridian under a month by month contract.  Meridian has recently made the decision to end the fleet program with MCPT and award the fleet program to Fleet Africa.

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

JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil company pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party respecting the Company. EILLC is owned by Mr. Peter W. Brown, a citizen and resident of the USA ("PWB") and a director of SPAR BSMT and SGRP and nephew of Robert G. Brown. See Re-determining Independence of Peter W. Brown, below. Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP, and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels. Accordingly, PWB and EILLC are each a related party respecting the Company.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Summary of Certain Related Party Transactions:

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Services provided by affiliates:
National Store Retail Services (NSRS)	1,532	4,088	3,924	4,473
Office lease expenses (Mr. Burdekin)	6	6	18	18
Office lease expenses (RJ Holdings)	174	162	524	361
Office and vehicle lease expenses (MPT)	13	16	40	48
Vehicle rental expenses (MCPT)	267	294	847	881
Office and vehicle rental expenses (MHT)	65	73	196	205
Consulting and administrative services (CON)	8	29	31	103
Legal Services (KMSA)	20	21	77	64
Warehousing rental (JFMD)	12	13	37	37
Consulting and administrative fees (SPARFACTS)	43	-	115	-

Total services provided by affiliates	$2,140	$4,702	$5,809	$6,190

Due to affiliates consists of the following (in thousands):	September 30,	December 31,
	2020	2019
Loans from local investors:(1)
Australia	$609	$467
Mexico	623	623
Brazil	139	139
China	1,430	2,271
South Africa	408	635
Resource Plus	266	531
Total due to affiliates	$3,475	$4,666

(1)

Represent loans from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms and are due on demand and as such have been classified as current liabilities in the Company's consolidated financial statements.

Affinity Insurance and Related Reimbursement Dispute:

SMF, a wholly-owned subsidiary of SGRP that provides merchandising and marketing service to its clients throughout the United States through (among other things) services provided by others, is owed $675,000 for security deposit advances and $226,000 for quarterly premium advances made by SMF (as described below) to SAS.  Prior to the termination of the services provided by SAS and SBS (effective at the end of July 2018), SMF engaged SAS as an independent contractor to provide the services of Field Administrators to domestically schedule, deploy and administer the independent Field Specialists provided by SBS as an independent contractor under a similar engagement. See Domestic Related Party Service, above.

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

The Company has prepared the draft of a complaint to be filed in the Supreme Court of the State of New York in Westchester County, NY, seeking appropriate relief and recovery from SAS and other related parties, which it prepared with the support of SGRP's Audit Committee (which has certain oversight responsibilities respecting related party matters). However, because of the pending changes in the SGRP's CEO and CFO positions, the Audit Committee recommended that management delay filing the complaint until it can be reviewed and pursued by SGRP's new CEO and CFO (upon their selection and appointment) if and as they determine appropriate, and it has been delayed.

Prior to the termination of the services provided by SAS and SBS (effective at the end of July 2018), SMF engaged SAS as an independent contractor to provide the services of Field Administrators to domestically schedule, deploy and administer the independent Field Specialists provided by SBS as an independent contractor under a similar engagement. SAS and SBS are affiliates of SGRP but are not in any way owned by, under the control of or consolidated with SGRP. SAS is owned beneficially by William H. Bartels, Peter W Brown, relatives of Robert G. Brown. SBS is currently owned beneficially by Robert G. Brown. Bartels, Brown and Brown are directors of SGRP. Robert G. Brown, William H. Bartels and related parties own a majority of the outstanding shares of SGRP's common stock. See Related Party Transactions-- Domestic Related Party Service in Note 5 to the Company's Consolidated Financial Statements (unaudited), above.

At the time SMF terminated SAS's services; the security deposit that SAS provided to Affinity to procure insurance coverage on behalf of SMF was approximately $965,000. SMF financed approximately $675,000 of that security deposit by SMF advancing approximately $296,000 directly to SAS and SMF advanced the remainder, approximately $379,000, to SAS through SBS.

To date, Affinity has reduced the security deposit by $489,000, from $965,000 to $476,000.  Of the total reduction of $489,000, Affinity refunded $177,000 in cash to SAS and Affinity deducted the $312,000 balance from the security deposit to settle SAS premiums and other related fees due (but not paid by SAS) to Affinity, including approximately $102,000 for SAS expenses due and payable to Affinity incurred by SAS after SMF terminated the SAS Agreement and approximately $210,000 that SAS incurred as additional premium assessments by Affinity.  As these security deposit deductions were not related to SMF services or expenses, SAS is required to repay SMF the full amount of said $489,000 deduction from the security deposit.

In addition, Affinity recently notified SAS that the security deposit currently needed was approximately $138,000 and SAS in the near future could be receiving an additional cash refund and credits against SAS obligations in the aggregate amount of $338,000, reducing the security deposit by a total of $827,000 in cash payments and credits.  SMF has demanded a full repayment of the $675,000 security advance.

In a related matter, SMF also advanced monies to SAS to fund the payments that SAS was obligated to pay to Affinity for quarterly premium installments. SMF advanced and SAS accrued a liability of approximately $226,000 for monies advanced by SMF to SAS for such quarterly premium installments. Affinity is obligated to refund any excess premiums and in fact in May of 2020, Affinity refunded $94,414 of those premium payments to SAS.

SAS owes repayment of the full $226,000 for those premium payments regardless of how much Affinity may return. On July 8, 2020, SMF demanded that SAS repay the $226,000 advance for quarterly premiums to SMF. Part of this payment should come from the $94,414 premium refund. SAS refused and failed to remit any of the monies it owed to SMF.

In response to SMF's repayment demands, on behalf of SAS, William H. Bartels and Peter W. Brown alleged that SAS did not have the funds because SMF did not make all insurance payments to SAS required under the Service Agreement notwithstanding the fact that SMF had, in addition to making insurance payments, had also advanced to SAS an additional $226,000 to SAS for the purpose of paying the advanced insurance premiums due Affinity. SMF replied that it did not understand how SAS would be short in cash as it was proven by a review by an independent third-party public Accounting Firm (as noted below) that SAS was paid in full for all incurred insurance cost prior to SMF's termination of the Service agreement in July 2018, including the SMF advance of $226,000.

With the agreement of SAS, SMF caused a review to be performed by an independent third-party public Accounting Firm, to verify that all insurance related payments due by SMF to SAS were properly and timely paid to SAS prior of the termination of services in July 2018. The audit revealed that SMF had in fact paid all funds due SAS for services provided, including all insurance related expenses. The third-party review also confirmed that it became aware of several SAS related party fund transfers and withdrawals during the review period that may be the cause of the depletion of funds in the SAS bank accounts and their inability to repay the advances made by SMF to SAS for insurance premiums.

As noted above, SMF learned that Affinity had been refunding cash amounts to SAS because of reduced obligations to Affinity as it appears that SAS has significantly reduced its insurance requirements, and that Affinity had been making set offs from the security deposit when SAS did not pay required premiums and other amounts.

In November 2017, SMF began negotiations with SBS and SAS (respectively represented by Robert G. Brown and William H. Bartels, who together are the Majority Stockholders) for reimbursement and security agreements to document and secure those security deposit advances and repayment obligations. In March of 2018, SMF proposed a joint reimbursement and security agreement with SAS and SBS since the advances to them were comingled in the Affinity security deposit. Mr. Brown said that SBS would not sign any joint agreement with SAS. At the request of the Audit Committee separate agreements were prepared and submitted.

In July 2018, SAS proposed a fundamentally revised agreement containing no collateral enforcement provisions. At the same time SAS gave a reimbursement and security agreement containing the requisite collateral enforcement provisions to SR Services, Inc. ("SRS"), another affiliate of SAS and SBS controlled by Robert G. Brown (although the SRS agreement was not disclosed to SMF until a year later). SRS was owed approximately $180,000 by SAS for Affinity security advances.

The Company recorded a reserve for the full $901,000 in such receivables in 2018 but has not and will not release SAS' obligations to repay those amounts.

As previously reported, SAS is claiming alleged ongoing post-termination expenses, but SMF believes that no post-termination expenses are required to be paid to SAS for its expenses following the termination of SAS' services two years ago in July 2018. See  Domestic Related Party Service, above .

For the Company's other litigation and disputes with SAS, SBS and the Majority Stockholders, please see SBS Bankruptcy, Settlement and March 2020 Claim, and Infotech Litigation and Settlement, and Affinity Insurance and Related Reimbursement Dispute, above, and SBS Field Specialist Litigation, SBS Clothier Litigation, SBS and SGRP Hogan Litigation, and SBS Rodgers Litigation in Note 8, below.

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

Based on current rates and benefits, the aggregate value of such compensation, fees and benefits payable to Mr. Bartels will be approximately $220,558 per year and a total of $1,102,790 for the Five Year Period. Such compensation, fees and benefits (in whole or in part) may be extended beyond the Five Year Period in the discretion of the Board. The Company recognized $700,000 of retirement benefit expense during the nine-month period ended September 30, 2020, representing the present value of the future payments due Mr. Bartels.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Through arrangements with the Company, SBS (owned by Mr. Bartels and Mr. Brown), SAS (owned by Mr. Bartels and family members of Mr. Robert G. Brown), and other companies owned by Mr. Brown participate or have participated in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those group items and the actual costs of all items paid specifically for them. All such transactions between the Company and the above affiliates are paid and/or collected by the Company in the normal course of business.

6.	Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At September 30, 2020, no shares of SGRP Series A Preferred Stock were issued and outstanding.

7.	Stock-Based Compensation and Other Plans

As of September 30, 2020, there were Awards representing 585,000 shares of SGRP's Common Stock that had been granted under the 2018 Plan (565,000 of which remain outstanding), and Awards representing 3,044,927 shares of SGRP's Common Stock outstanding under the 2008 Plan.  After May 31, 2019, the 2018 Plan ended and no further grants can be made under the 2018 Plan respecting such shares of SGRP's Common Stock. There is no new plan in place for stock compensation.

The Company recognized $42,000 and $63,000 in stock-based compensation expense relating to stock option awards during the three month periods ended September 30, 2020 and 2019, respectively.  The tax benefit available from stock based compensation expense related to stock option during both the three months ended September 30, 2020 and 2019 was approximately $11,000 and $16,000 respectively. The Company recognized $112,000 and $160,000 in stock-based compensation expense relating to stock option awards during the nine month periods ended September 30, 2020 and 2019, respectively.  The tax benefit available from stock based compensation expense related to stock option during the nine months ended September 30, 2020 and 2019 was approximately $28,000 and $40,000 respectively. As of September 30, 2020, total unrecognized stock-based compensation expense related to stock options was $75,000.

During the three months ended September 30, 2020 and 2019, the Company recognized approximately $0 of stock based compensation expense related to restricted stock.  The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended September 30, 2020 and 2019 was approximately $0. During the nine months ended September 30, 2020 and 2019, the Company recognized approximately $0 and $5,000, respectively of stock based compensation expense related to restricted stock.  The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended September 30, 2020 and 2019 was approximately $0 and $1,000, respectively. As of September 30, 2020, there was no unrecognized stock-based compensation expense related to unvested restricted stock awards.

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

SGRP claims against SAS re Affinity

The Company has prepared the draft of a compliant to be filed in the Supreme Court of the State of New York in Westchester County, NY, seeking appropriate relief and recovery from SAS and other related parties, which it prepared with the support of SGRP's Audit Committee (which has certain oversight responsibilities respecting related party matters).  However, because of the pending change in the SGRP CEO position, the Audit Committee recommended that management delay filing the complaint until it can be reviewed and pursued by SGRP's new CEO. See Affinity Insurance and Related Reimbursement Dispute, above.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

On January 27, 2019, Mr. Robert G. Brown sent a draft of his proposed Delaware litigation complaint in an email to Arthur Drogue, SGRP's Chairman, threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated in an email to Mr. McCarthey on February 2, 2019. On March 21, 2020, Mr. Robert G. Brown repeated the Brown Advancement Demand and sent a slightly revised draft complaint that would purportedly change the contemplated litigation jurisdiction from Delaware to Massachusetts.  No explanation was given for this alleged change in jurisdiction.  On August 1, 2020, Robert G. Brown sent a slightly revised complaint to William H. Bartels (who forwarded it to Arthur H. Baer, Chairman of the Board and Audit Committee) changing the contemplated litigation jurisdiction from Massachusetts back to Delaware. It was signed and notarized and said by Robert G. Brown in his email to be in the process of being filed and served. On September 16, 2020, Mr. Brown filed that complaint pro se (without counsel) in the Delaware Chancery Court against the Company and two former independent directors, Eric McCarthey and Art Drogue.  However, through November 13, 2020, no such complaint has been served by Mr. Brown. SGRP continues to deny the Brown Advancement Demand. Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP, and became a director again on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels. Mr. Robert G. Brown became Chairman of SGRP's Strategic Committee and a member of SGRP's Technology Committee when such committees were formed on July 17, 2020. Mr. Robert G. Brown resigned as Chairman and a member of SGRP's Strategic Committee effective September 1, 2020.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Company has recorded the total settlement amount of $174,097 as of December 31, 2019.  This settlement amount is payable in 24 equal monthly payments of $7,254 starting January 1, 2020.  To date SBS is in default of the first nine payments totaling $65,286 and formal default notices have been sent to SBS.  SBS has responded and claimed an offset respecting its undocumented and unproven claims.  As of this date the Company believes these SBS payments must ultimately be paid by SBS and will continue to evaluate its collectability from SBS and establish reserves as appropriate.  As of September 30, 2020, the total settlement has been reserved.

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

The March 2020 Claim includes estimates for the individual legal defenses of Robert G. Brown and William H. Bartels in the private attorney general action in California ("PAGA") and Texas ("Rodgers") in cases that do not involve and never included the Company and for which the Company believes it has no liability.  The March 2020 Claim also includes defense expenses for SBS Clothier case, which expenses SBS settled for a highly discounted amount in its bankruptcy reorganization but now wants the Company to pay in full. SBS in its bankruptcy reorganization settled its potential liability in the Rodgers and Clothier cases has, and since July 2018 had, no more defense expenses in those cases.  SGRP settled Clothier separately and was never in the Rodgers case. However, the alleged continued willful misclassification by SBS of its independent contractors after the Clothier misclassification determination is the basis for the PAGA lawsuit against Brown and Bartels. See Legal Proceedings -- SBS Field Specialist Litigation, SBS Clothier Litigation, and SGRP Hogan Litigation below. Mr. Bartels' list also includes payments of $500,000 per year to Robert G. Brown for extended retirement and advisory fees, although the Company has never proposed, committed or agreed to them and on several occasions specifically rejected Mr. Brown's proposals in various forms for them.

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

Facing significant potential damages in the Clothier Case, SGRP chose, and on June 7, 2018, entered into mediation with the plaintiffs and plaintiff's counsel in the Clothier Case to try to settle any potential future liability for any possible judgment against SGRP in that case.  SGRP asked SBS to participate financially and provide its knowledge in that mediation, but SBS and its stockholders wanted SGRP to bear the full cost of any settlement and on several occasions they declined or failed to participate in that mediation. SGRP disagreed, insisting on the Majority Stockholders' and SBS' economic participation.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, subject to the final court approval (the "Clothier Settlement").  Final approval was granted on September 20, 2019, and the Company was released by plaintiff and the settlement class from all other liability under the Clothier Case. The Company recorded a $1.3 million charge for the Clothier Settlement during 2018, when the agreement in the Clothier Settlement was reached.  Pursuant to the Clothier Settlement SGRP will pay a maximum settlement amount of $1.3 million, payable in four equal annual installments that commenced with the first payment of $325,000 in December 2019.  The $975,000 balance was accrued as of September 30, 2020.

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

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
United States	$27,041	$26,480	$72,453	$73,142
International	31,824	39,960	98,704	118,681
Total revenue	$58,865	$66,440	$171,157	$191,823

Operating income:
United States	$1,299	$1,273	$1,924	$4,633
International	2,042	1,774	4,859	4,374
Total operating income	$3,341	$3,047	$6,783	$9,007

Interest expense (income):
United States	$158	$130	$435	$377
International	11	86	47	228
Total interest expense	$169	$216	$482	$605

Other (income), net:
United States	(0)	(1)	(2)	(2)
International	(143)	(10)	(199)	(266)
Total other (income), net	$(143)	$(11)	$(201)	$(268)

Income before income tax expense:
United States	$1,141	$1,144	$1,491	$4,258
International	2,174	1,698	5,011	4,412
Total income before income tax expense	$3,315	$2,842	$6,502	$8,670

Income tax expense:
United States	$436	$217	$637	$918
International	434	543	1,193	1,827
Total income tax expense	$870	$760	$1,830	$2,745

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Net income:
United States	$705	$927	$854	$3,340
International	1,740	1,155	3,818	2,585
Total net income	$2,445	$2,082	$4,672	$5,925

Net (income) attributable to non-controlling interest:
United States	$(299)	$(380)	$(882)	$(1,155)
International	(1,002)	(795)	(2,453)	(1,725)
Total net (income) attributable to non-controlling interest	$(1,302)	$(1,175)	$(3,335)	$(2,880)

Net income (loss) attributable to SPAR Group, Inc.:
United States	$406	$547	$(28)	$2,185
International	738	360	1,365	860
Total net income attributable to SPAR Group, Inc.	$1,144	$907	$1,337	$3,045

Depreciation and amortization:
United States	$399	$390	$1,231	$1,144
International	131	134	378	419
Total depreciation and amortization	$530	$524	$1,609	$1,563

Capital expenditures:
United States	$417	$418	$1,085	$1,140
International	46	25	163	238
Total capital expenditures	$463	$443	$1,248	$1,378

Note:  There were no inter-company sales for the nine months ended September 30, 2020 or 2019.

	September 30,	December 31,
	2020	2019
Assets:
United States	$35,046	$24,927
International	47,425	54,608
Total assets	$82,471	$79,535

	September 30,	December 31,
	2020	2019
Long lived assets:
United States	$4,580	$4,957
International	3,041	3,954
Total long lived assets	$7,621	$8,911

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
		% of		% of		% of		% of
		consolidated		consolidated		consolidated		consolidated
International revenue:		net revenue		net revenue		net revenue		net revenue
Brazil	$11,252	19.1%	$16,829	25.3%	$37,355	21.8%	$48,974	25.5%
South Africa	6,325	10.7	6,589	9.9	19,327	11.3	19,565	10.2
Mexico	5,006	8.5	5,676	8.5	15,673	9.2	16,627	8.7
China	3,019	5.1	2,889	4.3	8,339	4.9	9,348	4.9
Japan	2,335	4.0	2,777	4.2	6,766	4.0	8,372	4.4
India	2,128	3.6	2,267	3.4	6,335	3.7	6,538	3.4
Canada	1,571	2.7	2,107	3.2	4,291	2.5	6,670	3.5
Australia	188	0.3	759	1.1	618	0.4	2,386	1.2
Turkey	-	-	67	0.1	-	-	201	0.1
Total international revenue	$31,824	54.0%	$39,960	60.0%	$98,704	57.8%	$118,681	61.9%

10.	Recent Accounting Pronouncements

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

The components of SPAR's lease expenses for the nine months ended September 30, 2020 and 2019, which are included in the condensed consolidated income statement, are as follows (in thousands):

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Lease Costs	Classification	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	Selling, General and Administrative Expense	$701	$482	$2,084	$1,544
Short-term lease cost	Selling, General and Administrative Expense	$90	$20	305	76
Variable costs	Selling, General and Administrative Expense	$97	$290	291	875
Total lease cost		$888	$792	$2,680	$2,495

Supplemental cash flow information related to SPAR’s leases for nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended	Three Months Ended		Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019		September 30, 2020	September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities	$795	$201		$2,335	$1,553

Assets obtained in exchange for new operating lease liabilities
Operating lease	$-	$5,736	(a)	$213	$5,736	(a)

(a)         Amounts for the nine months ended September 30, 2019 include the translation adjustment for the adoption of ASU 2016-02 discussed in Note 10.

At September 30, 2020, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Period Ending September 30,	Amount
2020	$603
2021	1,387
2022	737
2023	136
Total Lease Payments	2,863
Less: imputed interest	121
Total	2,742

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended September 30, 2020, compared to three months ended September 30, 2019

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2020		2019
	$	%	$	%
Net revenues	$58,865	100.0%	$66,440	100.0%
Cost of revenues	46,849	79.6	53,929	81.2
Gross profit	12,016	20.4	12,511	18.8
Selling, general & administrative expense	8,145	13.8	8,940	13.5
Depreciation & amortization	530	0.9	524	0.8
Operating income	3,341	5.7	3,047	4.6
Interest expense, net	169	0.3	216	0.3
Other income, net	(143)	(0.2)	(11)	(0.0)
Income before income taxes	3,315	5.6	2,842	4.3
Income tax expense	870	1.5	760	1.1
Net income	2,445	4.2	2,082	3.1
Net income attributable to non-controlling interest	(1,301)	(2.2)	(1,175)	(1.8)
Net income attributable to SPAR Group, Inc.	$1,144	1.9%	$907	1.4%

Net Revenues

Net revenues for the three months ended September 30, 2020 were $58.9 million, compared to $66.4 million for the three months ended September 30, 2019, a decrease of $7.5 million or 11.3%.

Domestic net revenues totaled $27.1 million in the three months ended September 30, 2020, compared to $26.4 million for the same period in 2019.

International net revenues totaled $31.8 million for the three months ended September 30, 2020, compared to $40.0 million for the same period in 2019, a decrease of $8.2 million or 20.5%.  The decrease in international net revenues was primarily due to foreign currency translation and the impact of Covid-19.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 79.6% of its net revenues for the three months ended September 30, 2020, and 81.2% of its net revenues for the three months ended September 30, 2019.

Domestic cost of revenues was 77.5% of net domestic revenues for the three months ended September 30, 2020, and 77.3% of net domestic revenues for the three months ended September 30, 2019. The increase in cost of revenues was due primarily to an unfavorable mix of project work.

Internationally, the cost of revenues as a percentage of net international revenues was 81.4% and 83.9% for the three months ended September 30, 2020 and 2019, respectively.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $8.1 million and $8.9 million for the three months ended September 30, 2020 and 2019, respectively.

Domestic selling, general and administrative expenses totaled $4.4 million for the three months ended September 30, 2020 and 2019.

International selling, general and administrative expenses totaled $3.7 million and $4.5 million for the three months ended September 30, 2020 and 2019, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $530,000 and $524,000 for the three months ended September 30, 2020 and 2019, respectively.

Interest Expense

The Company's net interest expense $169,000 for the three months ended September 30, 2020, and $216,000 for the same period in 2019.

Other Income

Other income was $143,000 and $11,000 for the three months ended September 30, 2020 and 2019, respectively.

Income Taxes

Income tax expense was $870,000 for the three months ended September 30, 2020, compared to $760,000 for the three months ended September 30, 2019.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $1.3 million for the three months ended September 30, 2020  and $1.2 million for three months ended September 30, 2019 respectively.

Net Income

The Company reported net income of $1.1 million for the three months ended September 30, 2020, or $0.05 per diluted share, compared to a net income of $907,000, or $0.04 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Nine months ended September 30, 2020, compared to nine months ended September 30, 2019

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2020		2019
	$	%	$	%
Net revenues	$171,157	100.0%	$191,823	100.0%
Cost of revenues	137,478	80.3	154,614	80.6
Gross profit	33,679	19.7	37,209	19.4
Selling, general & administrative expense	25,287	14.8	26,639	13.9
Depreciation & amortization	1,609	0.9	1,563	0.8
Operating income	6,783	4.0	9,007	4.7
Interest expense, net	482	0.3	605	0.3
Other income, net	(201)	(0.1)	(268)	(0.1)
Income before income taxes	6,502	3.8	8,670	4.5
Income tax expense	1,830	1.1	2,745	1.4
Net income	4,672	2.7	5,925	3.1
Net income attributable to non-controlling interest	(3,335)	(1.9)	(2,880)	(1.5)
Net income attributable to SPAR Group, Inc.	$1,337	0.8%	$3,045	1.6%

Net Revenues

Net revenues for the nine months ended September 30, 2020, were $171.2 million, compared to $191.8 million for the nine months ended September 30, 2019, a decrease of $20.6 million or 10.7%.

Domestic net revenues totaled $72.5 million in the nine months ended September 30, 2020, compared to $73.1 million for the same period in 2019. The decrease of $0.6 million was primarily due to the impact of Covid-19.

International net revenues totaled $98.7 million for the nine months ended September 30, 2020, compared to $118.7 million for the same period in 2019, a decrease of $20.0 million or 16.8%.  The decrease in international net revenues was primarily due to foreign currency translation and the impact of Covid-19.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 80.3% of its net revenues for the nine months ended September 30, 2020, and 80.6% of its net revenues for the nine months ended September 30, 2019.

Domestic cost of revenues was 77.6% of net domestic revenues for the nine months ended September 30, 2020, and 75.3% of net domestic revenues for the nine months ended September 30, 2019. The increase in cost of revenues was due primarily to an unfavorable mix of project work.

Internationally, the cost of revenues as a percentage of net international revenues was 82.4% and 83.9% for the nine months ended September 30, 2020 and 2019, respectively.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $25.3 million and $26.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Domestic selling, general and administrative expenses totaled $13.1 million and $12.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase is primarily due to an accrual for retirement benefits.

International selling, general and administrative expenses totaled $12.2 million and $14.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $1.6 million for the nine months ended September 30, 2020 and 2019.

Interest Expense

The Company's net interest expense was $482,000 for the nine months ended September 30, 2020, and $605,000 for the same period in 2019.

Other Income

Other income was $201,000 and $268,000 for the nine months ended September 30, 2020 and 2019, respectively.

Income Taxes

Income tax expense was $1.8 million for the nine months ended September 30, 2020, compared to $2.7 million for the nine months ended September 30, 2019.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $3.3 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Net Income

The Company reported net income of $1.3 million for the nine months ended September 30, 2020, or $0.06 per diluted share, compared to a net income of $3.0 million, or $0.15 per diluted share, for the corresponding period in 2019.

Liquidity and Capital Resources

In the nine months ended September 30, 2020, the Company had a net income before non-controlling interest of $4.7 million.

Net cash provided by operating activities was $7.2 million for the nine months ended September 30, 2020, compared to $1.6 million for the nine months ended September 30, 2019.  The net cash provided by operating activities during the nine months ended September 30, 2020, was primarily due to a decrease in accounts receivable and an increase in accrued expenses offset by a decrease in accounts payable and operating lease liabilities and an increase in prepaids. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and the other risks detailed in the section titled "Risk Factors" included elsewhere in our Annual Report.  However, we believe that our existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2020, compared to $1.4 million for the nine months ended September 30, 2019. The net cash used in investing activities during the nine months ended September 30, 2020, was due to fixed asset additions, primarily capitalized software.

SPAR Group, Inc. and Subsidiaries

Net cash provided by financing activities for the nine months ended September 30, 2020, was $3.2 million compared to $0.6 million for the nine months ended September 30, 2019.  Net cash provided by financing activities during the nine months ended September 30, 2020, was primarily due to net payments/draws on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the nine months ended September 30, 2020 of approximately $5.3 million.

The Company had net working capital of $20.0 million and $17.4 million at September 30, 2020 and December 31, 2019 respectively.  The Company's current ratio was 1.4 at both September 30, 2020, and December 31, 2019.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of September 30, 2020.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's third quarter of its 2020 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The Company has prepared the draft of a compliant to be filed in the Supreme Court of the State of New York in Westchester County, NY, seeking appropriate relief and recovery from SAS and other related parties, which it prepared with the support of SGRP's Audit Committee (which has certain oversight responsibilities respecting related party matters).  However, because of the pending changes in the SGRP CEO and CFO positions, the Audit Committee recommended that management delay filing the complaint until it can be reviewed and pursued by SGRP's new CEO and CFO (upon their selection and appointment) if and as they determine appropriate.  See Affinity Insurance and Related Reimbursement Dispute in Related Part Transactions in Note 5, above.

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

Date: November 16, 2020	SPAR Group, Inc., Registrant

By: /s/ Fay DeVriese
Fay DeVriese Chief Financial Officer