Form 10-K
period 2020-12-31
SPAR Group, Inc.
filed 2021-03-31
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 0-27408

SPAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 Opdyke Court, Auburn Hills, MI	48326
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (248) 364-7727

333 Westchester Avenue, South Building, Suite 204, White Plains, NY 10604

(Former Name or Former Address, if Changed Since Last Report)

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 31, 2020, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $9.6 million.

The number of shares of the Registrant's Common Stock outstanding as of March 23, 2021, was 21,253,483 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement on Schedule 14A for the registrant's 2021 Annual Meeting of Stockholders scheduled to be held on May 13, 2021, to be filed with the Securities and Exchange Commission subsequently, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

PART I

Page

Item 1	Business	-5-
Item 1A	Risk Factors	-7-
Item 1B	Unresolved Staff Comments	-14-
Item 2	Properties	-14-
Item 3	Legal Proceedings	-15-
Item 4	Mine Safety Disclosures	-15-

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	-16-
Item 6	Selected Financial Data	-17-
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	-18-
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	-23-
Item 8	Financial Statements and Supplementary Data	-23-
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	-23-
Item 9A	Controls and Procedures	-23-
Item 9B	Other Information	-24-

PART III

Item 10	Directors, Executive Officers and Corporate Governance	-25-
Item 11	Executive Compensation	-25-
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	-25-
Item 13	Certain Relationships and Related Transactions, and Director Independence	-26-
Item 14	Principal Accountant Fees and Services	-26-

PART IV

Item 15	Exhibits and Financial Statement Schedules	-27-
Item 16	Form 10-K Summary	-33-
	Signatures	-34-

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2020 (this "Annual Report"), contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation",) and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group" and the "Company"). There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on or about May 18, 2021 (the "Proxy Statement"), which SGRP expects to file on or about April 28, 2021, with the Securities and Exchange Commission (the "SEC"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

All statements (other than those that are purely historical) are forward-looking statements. Words such as "may," "will," "expect," "intend", "believe", "estimate", "anticipate," "continue," "plan," "project," or the negative of these terms or other similar expressions also identify forward-looking statements. Forward-looking statements made by the Company in this Annual Report may include (without limitation) statements regarding: risks, uncertainties, cautions, circumstances and other factors ("Risks"); the potential continuing negative effects of the COVID-19 pandemic on the Company's business; the Company's potential non-compliance with applicable Nasdaq director independence; bid price or other rules; the integration and suitability of the Company's new CEO; the Company's cash flow or financial condition; and plans, intentions, expectations, guidance or other information respecting the pursuit or achievement of the Company's five corporate objectives (growth, customer value, employee development, greater productivity & efficiency, and increased earnings per share), building upon the Company's strong foundation, leveraging compatible global opportunities, growing the Company's client base and contracts, continuing to strengthen its balance sheet, growing revenues and improving profitability through organic growth, new business development and strategic acquisitions, and continuing to control costs. The Company's forward-looking statements also include (without limitation) those made in this Annual Report in "Business", "Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Directors, Executive Officers and Corporate Governance", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", and "Certain Relationships and Related Transactions, and Director Independence".

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

PART I

Item 1. Business

Our Company

SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a leading global merchandising and marketing services company, providing a broad range of services to retailers, manufacturers and distributors around the world.  With more than 40 years of experience, 20,000 merchandising specialists around the world, an average 200,000 store visits a week and long-term relationships with some of the world’s leading manufacturers and retail businesses, we provide specialized capabilities across 10 countries and 5 continents.  Our unique combination of scale, expertise and unwavering commitment to excellence, separate us from the competition.

Our focus is merchandising and marketing.  Our specialists are in stores restocking shelves, auditing inventory, performing competitive price shopping, setting up exciting promotions, assembling fixtures and furniture, preparing new locations for grand openings, assisting with sales and more.  We provide the “last mile” of retailing and manufacturer product merchandising and marketing.

Our services apply to a wide range of segments and categories.  We serve retailers in the grocery, drug, dollar, discount, convenience, cash and carry, home improvement, consumer electronics, automotive, pharmacy, office supply and mass merchandise segments.  We serve manufacturers and distributors in the personal technology, electronics, beverage, household product, consumables, automotive aftermarket and consumer product segments.  Our ability to recognize trends and opportunities across segments and geographies distinguishes us from local or regional competition.

We operate in markets that represent more than 50% of the world’s population.  We have expanded internationally to serve clients but also to capitalize on growing global demand.  As of the end of 2020, we are in 10 countries including, United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan, India and Turkey.

Our commitment to excellence comes from our people and organizational culture.  We are passionate about talent and building a culture of ideas and innovation.  We know that attracting, supporting and encouraging our people to do great things for clients results in excellent work.  This great work begets more work and creates an energy and enthusiasm for our people and the Company as a partner.  We are proud of our people and their dedication to clients and our company success.

We are also a results-driven organization that holds itself to a high standard of execution.  We believe that our ability to meet or exceed our commitments to clients and the marketplace are part of how we define success.  This is true if we are growing our core business, innovating with technology or testing new services.  We aspire to be exceptional.

Our Industry

The merchandising and marketing services industry plays an important role in the growth and performance of some of the world’s most successful product and retail companies. Merchandising services includes placing orders, retail shelf maintenance, merchandising display setup, reconfiguring products on store shelves and replenishing product inventory. Additional marketing services include, but are not limited to, new store sets and remodels, audits, sales assistance, installation and assembly, product demos/sampling, promotion and more. The Company believes that merchandising and marketing services add value to retailers, manufacturers and other businesses by making a product more visible and more available to consumers.

Historically, retailers staffed their stores to ensure the store was well merchandised and product was properly featured and placed. However, in an effort to control costs and improve margins, most retailers have reduced store payroll and increased their reliance on manufacturers to set up their own products and merchandise the shelves on behalf of the retailer. To begin, manufacturers utilized their own sales representatives to do this work.  Over time, this resulted in competing manufacturer representatives working in the same stores.  This often led to the best presentation of merchandise resulting from the last manufacturer representative physically in the store.  As a result, retailers began looking for third parties who could manage the merchandising process and ensure that the store, in total, was ready for the consumer. The result was the growth of the merchandising and marketing services industry.

We believe this industry is more important today than ever before.  With the acceleration of digital and online retailing, the pressure on the physical store to remain relevant, efficient and compelling has never been higher.  In addition, product manufacturers are constantly trying to grab the consumer’s attention and make sure they are everywhere the consumer wants to shop.  These are exactly the issues merchandising and marketing services companies solve.

Merchandising and marketing services companies work to ensure the store is exceptionally merchandised and products thoughtfully featured while enabling the retailer to maintain margins and leverage payroll.  As the retail industry evolves, these services will continue to be a significant part of retailer and manufacturer success.

SPAR Group’s role in this industry is as one of the leading providers of these services to companies across the globe.  With more than 40 years of history, the Company has established itself as a strategic partner to many of the world’s most exciting product manufacturers and retailers.

Our Growth Strategy

As the need for merchandising and marketing services continues to increase both in the United States and internationally, many large retailers and manufacturers will continue to rely on third-party providers for these services.  We are uniquely able to meet these needs because of our global reach, more than 40-year track record, access to over 20,000 merchandisers, breadth of capability, unwavering focus on excellence and deep expertise.

To capitalize on the growing demand, the Company’s current business strategy is focused on four priorities: 1) Expand the Core Business; 2) Grow Internationally; 3) Innovate with Technology; and 4) Introduce New Services.

Expand the Core Business

The Company is constantly pursuing new merchandising and marketing services business while working to earn more business from current clients.  We have a number of long-tenured client relationships that we invest resources and time to ensure we understand their business and are well-positioned to meet their needs in the future.  At the same time, we pursue and solicit request for proposals (“RFPs”), we actively market our services, we participate in industry events and we continuously look for opportunities to grow our business.  We believe our history, relationships, expertise, technology and scale are all competitive advantages for us.

Grow Internationally

As part of our overall strategy, the Company is constantly exploring new international markets where we can bring our merchandising and marketing services expertise as well as expanding our current international businesses. For new markets, we look for markets with population density, high penetration of brand products and strong retail channels. We believe our understanding of how to successfully establish these markets coupled with our global manufacturer relationships puts us in a unique position for future opportunities.

At the same time, we are continuously exploring ways to expand our current international businesses.  As retail channels continue to consolidate around the globe, we look for unique, compelling financial opportunities to acquire, partner or organically grow into new segments, verticals and geographies.

Innovate with Technology

We believe our current SPARView technology is a core competitive strength.  Our technology enables us to communicate, plan, track, analyze and optimize our merchandising and marketing services work.  However, we recognize that technology and our opportunity to leverage technology continues to change.  As a result, we are constantly adapting and innovating.  We explore relationships within and across geographies with solution providers while making investments in our own solutions.  Our objective is to provide technology to field merchandisers, our client partners and our management to make smarter decisions that yield better Company results.

Introduce New Services

The Company believes in testing new ideas and services to increase revenues and expand relationships.  Our objective is to identify and introduce capabilities that we believe the market and our clients need now and in the future.  To accomplish this, we pursue partnerships and explore ideas based on market trends and our own unique client experiences.  We also carefully measure the results of these tests and look for new services that can have a material impact on our financial and operational performance.

Our Domestic and International Business

The Company has two divisions: Domestic, International.  The Domestic division is comprised of all operations within the United States.  The International division is a consolidation of all other operations and joint ventures.

The Company’s business is distributed across 10 countries and 5 continents.  The Domestic business is led and operated from our global headquarters in Auburn Hills, MI.  The International business is led from our global headquarters, but then has regional leadership and offices in the respective countries.

Our approach to the international marketplace has historically been to establish joint ventures.  We believe this approach enables us to bring the breadth of our global capabilities and tools while capitalizing on the strength and importance of local executive leadership and resources.

We continue to be excited about our international growth opportunities and the performance of our individual businesses.

The following table provides details of the structure of our Domestic and International businesses:

Primary Territory	SPAR Percentage Ownership	Principal Office Location
Domestic
United States of America	100%	Auburn Hills, Michigan
National Merchandising Services, LLC (NMS)	51%	Fayetteville, Georgia
Resource Plus of North Florida, Inc. (RPI)	51%	Jacksonville, Florida
International
Japan	100%	Tokyo, Japan
Canada	100%	Vaughan, Ontario, Canada
South Africa	51%	Durban, South Africa
India	51%	New Delhi, India
Australia	51%	Melbourne, Australia
China	51%	Shanghai, China
Mexico	51%	Mexico City, Mexico
Turkey	51%	Istanbul, Turkey
Brazil	51%	Sao Paulo, Brazil

The Company tracks and reports certain financial information separately for the Domestic and International divisions using the same metrics. The primary measurement utilized by management is operating profit, historically the key indicator of long-term growth and profitability, as the Company is focused primarily on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the years ended December 31, 2020 and 2019, and their respective assets as of December 31, 2020 and 2019, is provided in Note 12 to the Company's Consolidated Financial Statements – Segment Information, below.

Our Services

The Company currently provides a broad range of services to some of the world's leading companies. The Company believes its capabilities to provide merchandising and marketing services on a global scale distinguishes the Company from its competitors. These capabilities include the ability to respond to multi-national requests for proposals (RFPs), to develop plans at one centralized location, to effect chain-wide execution, to implement rapid, coordinated responses to clients' needs and to report on a real time basis throughout the world. The Company also believes its international presence, proprietary technology, centralized decision-making ability, local follow-through, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a significant advantage over local, regional or other competitors.

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

Syndicated Services

Syndicated services consist of regularly scheduled, routed merchandising and marketing services provided at the retail store level for retailers, manufacturers and distributors. These services are performed for multiple manufacturers and distributors, including, in some cases, manufacturers and distributors whose products are in the same product category. Syndicated services may include activities such as:

●	Implementing category and product resets
●	Maintaining planogram integrity and compliant
●	Replenishment and rotation of products on shelves
●	Implementing new item cut-ins that are approved for distribution
●	Setting endcap displays and promotional items in prominent sales positions
●	Ensuring product shelf tags and accurate pricing are in place
●	Point of purchase and signage installation
●	Managing product inventory details including low and out-of-stocks, returns and reordering
●	Compliance and price audits

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

Retail New Store Openings and Remodeling Services

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

Assembly Services

The Company's assembly services are initiated by consumers, retailers or manufacturers. Upon request, the Company assembles furniture, grills, and many other products in stores, homes and offices. The Company performs ongoing routed coverage at retail locations to ensure that furniture and other product lines are well displayed and maintained, and builds any new items or replacement items, as required. In addition, the Company provides in-home and in-office assembly to customers who purchase their product from retailers, whether in store, online or through catalog sales.

In-Store Event Staffing Services

The Company provides in-store product samplings, in-store product demonstrations and assisted sales in national chains in target markets worldwide.

Retail Compliance and Price Audit Services

The Company's retail compliance and price audit services are initiated by retailers and manufacturers and focus on the following: validating store promotions, auditing compliance with branding and signage, verifying product placement and displays, collecting inventory levels and out-of-stock status and more.  In addition, the Company provides competitive price intelligence gathering for retailers as well as ensuring price accuracy and consistency within the retail itself.

Other Marketing Services

Other marketing services performed by the Company include, at the direction of clients, anonymously calling and visiting retail outlets to evaluate the store conditions, product placement, etc.  This is called “mystery shopping”.  In addition, the Company provides data collection services for retailers who want to better understand the competitive landscape for categories, shopper behavior and more.

Our Customers

The Company currently represents numerous manufacturers and/or retail clients in a wide range of retail segments and stores worldwide, and its customers (which it refers to as “clients”) include the following markets:

Retail segments served include:

●	Grocery and Drug
●	Discount
●	Dollar
●	Convenience
●	Cash and Carry
●	Home Improvement
●	Consumer Electronics
●	Automotive
●	Pharmacies
●	Office Supply
●	Mass Merchandisers

Manufacturer segments served include:

●	Personal Technology
●	Consumer Electronics
●	Beverage
●	Household Products
●	Consumables
●	Financial Products
●	Automotive Aftermarket

It is important to note that we also work across all channels: retail and online.  Our services make it possible for clients to ensure the online orders can be filled from stores and that the pricing is competitive in individual markets.

We are proud to serve some of the world’s most exciting brands and leading retail businesses.  In many cases, our clients cross over geographical boundaries and we provide services to support their business around the world.

The Company did not have any clients that represented 10% or more of the Company's net revenue for the years ended December 31, 2020 and 2019.

Trademarks and Technology Licensing

The Company has numerous registered trademarks. Certain of the Company's "SPAR" trademarks (the "Licensed Marks") are licensed: (i) for use in the United States royalty free and in perpetuity pursuant to license agreements that commenced in 1999 with then affiliated companies, (ii) for use worldwide royalty free and in perpetuity pursuant to informal license arrangements with its wholly owned subsidiaries; (iii) for use in their respective jurisdictions royalty free pursuant to license agreements for limited terms with its joint venture subsidiaries (executed contemporaneously with their respective joint venture agreements); and (iv) in the United States for limited terms and modest royalties pursuant to license agreements with the Independent Field Vendor and Independent Field Administrator respectively providing Field Specialists and Field Administrators to the Company domestically. Portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") currently included in the Company's technology are co-owned by the Company, SBS and Infotech. The Company's Global Technology Systems (including the Co-Owned Software) are maintained and further developed and improved by the Company at its own expense at a cost of $1.0 million and $1.3 million in 2020 and 2019, respectively. Except for SBS and Infotech (that do not need such software licenses because of their co-ownership), each subsidiary and vendor trademark license and arrangement also licenses the Co-Owned Software to the licensee.

Our Labor Force

Worldwide, the Company utilized a labor force of approximately 20,000 people in 2020, including the services of Field Specialists and Field Administrators provided by independent third parties.

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

As of December 31, 2020, the Company's Domestic division's labor force totaled approximately 4,500 including the services of Field Specialists and Field Administrators furnished by independent third parties.  The Company's Domestic division employed a labor force of 833 individuals, 805 full-time employees and 28 part-time employees engaged in domestic operations. In the Company's Domestic division, the Company's merchandising, audit, assembly and other services for its domestic clients are performed by Field Specialists, and the services of a significant portion of them (approximately 3,600) were supplied to the Company by an independent vendor (the "Independent Field Vendor") under contract and license with the Company (and to the Company's knowledge substantially all of whom were engaged as independent contractors by that vendor).  The services of a significant portion of the Field Administrators who supervise the Field Specialists (approximately 57) were provided to the Company by an independent vendor (the "Independent Field Administrator") under contract and license with the Company.

As of December 31, 2020, the Company's International division's labor force totaled approximately 15,000 including the services of field personnel and others furnished by independent third parties. Approximately 5,000 individuals were engaged locally by its foreign subsidiaries, 4,954 full-time and 273 part-time employees.  The International Division's field force consisted of approximately 9,500 Field Specialists engaged locally by our foreign subsidiaries in their respective international operations.

The Company continues to evaluate its business model of using third party independent contractors as Field Specialists (whether or not provided by others) in light of changing client requirements and legal and regulatory environments.

The Company considers its relations with its own employees and independent vendors to be generally good.

Our Competition

The marketing services industry is highly competitive. The Company's competition in the Domestic and International markets arises from a number of large enterprises, many of which are national or international in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its existing and prospective clients. The Company believes that the principal competitive factors within its industry include breadth and quality of client services, cost, development and deployment of technology, the ability to execute specific client priorities rapidly and consistently over a wide geographic area, and the ability to ideate and operate as a business partner delivering value above the base services. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in many retailer and manufacturer verticals. The Company also believes it has the ability to execute major national and international initiatives and develop and administer national and international manufacturer programs.

Corporate Website

The Company's website can be found at: http://www.sparinc.com, and the Company's SEC filings are available on that website under the Investors section and the Tab SEC Filings.

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

Our results of operations have been adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.

In March 2020, the World Health Organization declared the novel strain of Coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, operations, suppliers, industry, and workforce.

In 2020, many of our clients were impacted by temporary retail closures, reduced in-store hours, in-store customer limits and product shipping delays.  As a result, the Company implemented several cost savings measures which included a reduction in the use of contracted workers, furloughing employees, reducing hours and a reduction in other corporate and non-critical expenses.

Given the continued COVID-19 outbreak, the global responses to curb its spread and the distribution of vaccines, the Company cannot reasonably estimate the length or severity of this pandemic.  However, many of our clients whose business was shut down or reduced capacity earlier in 2020 have returned to normal operations, and the overall business has improved as the fiscal year of 2020 ended.  We do not anticipate a continual material adverse impact on our consolidated financial position, results of operations, and cash flows.

The markets we operate in are cyclical and subject to the effects of economic downturns.

The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism and COVID-19 on consumer and business behavior, make it difficult for the Company, its vendors and its clients to accurately forecast and plan future business activities. Substantially all of the Company's key clients are either retailers, manufacturers or those seeking to do product merchandising at retailers. Should the retail or manufacturing industries experience a significant economic downturn, the resultant reduction in product sales could significantly decrease the Company's revenues. The Company also has risks associated with its clients changing their business plans and/or reducing their marketing budgets in response to economic conditions, which could also significantly decrease the Company's revenues. Such revenue decreases could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

We can be adversely affected if governments pass legislation that mandates an increase in wages, changes labor laws or otherwise drives market behavior that negatively impacts the business or operations of SPAR Group or our clients.

Because the Company has operations in 10 distinct countries and relies on independent contractors as well as other third-party providers to perform work, there is risk that any government legislation that restricts travel, changes labor laws, impacts wages or otherwise incentivizes behavior that negatively impacts our business or our clients, could impact our business.

The continued legislative trend to increase minimum wages is one of these risks.  The minimum wage in states, cities and municipalities in the United States has been steadily increasing over the last several years.  A similar risk is the trend of legislatures and courts to apply those minimum wages and other benefits to ever increasing pools of workers.  We monitor these increases and trends and plan for future known changes as we manage our business and establish agreements with clients.

The Company continues to analyze various aspects of potential business impact driven by any legislation in all of the countries we operate. While we do not foresee any material impact in the short-term, the Company will continue to monitor and manage the business accordingly.

Our business depends on variable client projects that can shift from period to period, be delayed, be canceled or otherwise require us to assume higher costs to perform the work.

The Company has experienced and, in the future, may experience fluctuations in quarterly operating results and cash flow. Factors that may cause the Company's quarterly operating results and cash flow to vary from time to time and may result in reduced revenue and profits include: (i) the number of active client projects; (ii) seasonality of client products; (iii) client delays, changes and cancellations in projects; (iv) staffing requirements, indemnifications, risk allocations, primary insurance coverages, intellectual property claims, and other contractual provisions and concessions demanded by clients that are unilateral, unreasonable and very time consuming to review and attempt to negotiate; (v) the timing requirements of client projects; (vi) the completion of major client projects; (vii) the timing of new engagements; (viii) the timing of personnel cost increases; (ix) service locations and conditions with higher than contemplated personnel costs (remote areas, higher minimum wages, higher skill sets required, etc.); and (x) the loss of major clients. In addition, the Company is subject to revenue or profit uncertainties resulting from factors such as unprofitable client work and the failure of clients to pay. These revenue fluctuations could materially and adversely affect the Company or its performance or condition, whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Our business could be adversely affected if retailers and manufacturers elect to perform merchandising and marketing services with their own resources or if they have less stores that need our services.

The business and growth of the Company depends in part on the continued outsourcing of merchandising and marketing services, which the Company believes has increased from the consolidation of retailers and manufacturers, as well as the desire to seek outsourcing specialists to reduce fixed operation expenses and concentrate internal staff on customer service and sales. There can be no assurance that this outsourcing will continue, as companies may elect to perform such services internally.

In addition, retailers with physical store locations are facing increasing consolidation and competition from eCommerce/virtual stores. The Company's business and growth depends in part on the continuing need for in-store merchandising of products and the continuing success of retailers with physical store locations. There can be no assurance that the in-store merchandising of products will increase or even continue at current levels or that retailers with physical store locations will continue to compete successfully in those stores, and some retailers are shifting their sales focus to their virtual online stores.

A significant decrease in such need for in-store merchandising or success of such physical stores could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition, whether actual or as planned, intended, anticipated, estimated or otherwise expected.

We do work with furniture and other related assembly services at stores, in homes and in offices.

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

We depend upon third-party independent contractors and the services they provide.

The success of the Company's domestic business is dependent upon the successful execution and administration of its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), and a significant portion of them are provided to the Company and are engaged by the Independent Field Vendor and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator").  The inability to identify, engage and successfully administer its domestic field services through qualified Field Specialists and Field Administrators could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or conditions), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

A significant portion of the services of the Field Specialists provided to the Company are supplied by the Independent Field Vendor.  It is possible that the appropriateness of the treatment of those Field Specialists as independent contractors by the Independent Field Vendor will be periodically subject to legal review or challenge by various states and others.  The Company in its discretion may review and decide each request by its Independent Field Vendor for reimbursement of its legal defense expenses on a case-by-case basis, including the relative costs and benefits to the Company of doing so, but such Independent Field Vendor has agreed that the Company has no obligation to do so.

To the Company's knowledge, its Independent Field Vendor is not involved in any material proceeding involving its independent contractors.  However: (i) if the Company approves its reimbursement of any material legal defense costs of the Independent Field Vendor; or (ii) if the Company somehow becomes liable for any legal expenses incurred by the Independent Field Vendor, any related party or any third party in defending any claim or satisfying any judgment against such parties; or (iii) if the Company somehow becomes liable through any judicial determination for any judgment against the Independent Field Vendor, the Independent Field Administrator, or any related party or other vendor or service provider (in whole or in part); or (iv) if any such proceeding or matter causes: (A) any decrease in the Independent Field Administrator's or the Independent Field Vendor's performance (quality or otherwise); (B) any inability by the Independent Field Administrator or the Independent Field Vendor to execute the services for the Company or to continue with its present business model; or (C) any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists; then any of the foregoing, in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Additionally, the Company believes that its business model of executing a significant portion of its services domestically (other than in California, where the Company is using its own employees) through independent contractors provided by others is equally effective but inherently less costly than doing so with employees, both under applicable tax and employment laws and otherwise.  However, the Company continues to reevaluate its business model of using third party independent contractors as Field Specialists outside of California in light of changing client requirements and legal and regulatory environments.

We rely on our systems and third-party vendors.

The Company relies on its proprietary systems for (among other things) the scheduling, tracking, coordination and reporting of its merchandising and marketing services.  In addition to proprietary software and applications of the Company, the systems use and rely upon software (including operating system, office, exchange, data base and server programs) licensed and hardware purchased or leased from third parties and telecommunication services provided by third parties, which third-party software, hardware and telecommunication services may not continue to be available at all or (if available) with the necessary access, uptime, speeds or bandwidth, at reasonable prices or on commercially reasonable terms.  Any defect, error or other performance failure in such third-party software, hardware or service also could result in a defect, error or performance failure in our client services.  Systems can experience excess traffic and related inefficiencies, from increased demand or otherwise, as well as increased cyberattacks by hackers and other saboteurs.  To the extent that systems experience increased demands on current capacity and for additional capacity from (among other things) an increase in the numbers of users, frequency or duration of use, bandwidth requirements of software, applications and users (including the increasing demand from the Company's clients for data-intensive as-serviced pictures from the Field Specialists), or cyberattacks, there can be no assurance that the Company's technological systems and third-party software, hardware and telecommunication providers will continue to be able to support the demands placed on them by such increased demand or negative events.

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

Any such software, hardware or service unavailability or unreasonable pricing or terms, defect, error or other performance failure in such third-party software, hardware or service, increased capacity demands, disruption in services, security breach or protective measures could increase the Company's costs of operation and reduce its efficiency and performance, which could have a material adverse effect on the Company or its performance or condition, whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Our stock is subject to volatility and general market risk.

The market price of SGRP Common Stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2020, the sale price of SGRP Common Stock fluctuated from $0.55 to $1.35 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

●

The relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's co-founders (as noted below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price.

●

The substantial beneficial ownership of the Company's voting stock and potential control by Mr. Robert G. Brown and Mr. William H. Bartels and related parties (See  Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, above, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions  Domestic Related Party Services, and Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies - Legal Matters, below).

●	The periodic potential risk of the delisting of SGRP Common Stock from trading on The Nasdaq Stock Market LLC ("Nasdaq") (as described below).

●

Any announcement, estimate or disclosure by the Company, or any projection or other claim or pronouncement by any of the Company's competitors or any financial analyst, commentator, blogger or other person, respecting: (i) any new service created or improved, significant contract, business acquisition or relationship, or other publicized development by the Company or any of its competitors; or (ii) any change, fluctuation or other development in the Company's actual, estimated or desired affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition or in those of any of the Company's competitors, in each case irrespective of accuracy or validity and whether or not adverse or material.

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

As a small company with stock price volatility, our stock may be de-listed from NASDAQ.

SGRP received a notification letter from Nasdaq dated April 23, 2020 (the "Nasdaq Bid Price Deficiency Letter"), stating that SGRP had failed to maintain a minimum closing bid price of $1.00 per share for shares of the SGRP Common Stock for the prior 30 consecutive business days preceding the Nasdaq Bid Price Deficiency Letter (i.e., March 11, 2020 – April 22, 2020) as required by Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule"). The Nasdaq Bid Price Deficiency Letter provided that SGRP had until December 28, 2020 as a grace period to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for a minimum of ten consecutive business days. On December 28, 2020, Nasdaq sent SGRP a letter stating in part that SGRP had regained compliance during the extended grace period with Nasdaq's minimum Bid Price Rule and that such matter was closed.

There can be no assurance that the Company will be able to comply in the future with Nasdaq's Board Independence Rule, Audit Committee Composition Rule, Bid Price Rule or other Nasdaq continued listing requirements. See Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts, above. If the Company fails to satisfy the applicable continued listing requirement again in the future, Nasdaq may commence delisting procedures against the Company (during which the Company may have additional time of up to six months to appeal and correct its non-compliance).  If the SGRP Common Stock shares were ultimately delisted by Nasdaq, trading of the SGRP Common Stock could be limited to "over-the-counter" trades and the market liquidity of the SGRP Common Stock could be adversely affected, which could result in a decrease in the market price of the SGRP Common Stock due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting.  See also Item 9B -- Other Information -- Failure to Maintain a Majority of Independent Directors on the Board, below.

In addition to the foregoing, if the SGRP Common Stock is delisted from Nasdaq and is traded on the over-the-counter market, the "penny stock" rules, if applicable, could adversely affect the market price of the SGRP Common Stock and increase the transaction costs to sell those shares. The SEC has adopted specific rules regulating "penny stock", including additional risk disclosure requirements by broker dealers. If applicable in the future, the penny stock rules may also restrict the ability of broker-dealers to sell the SGRP Common Stock and may adversely affect the ability of investors to sell their shares.

We have inherent risk of failure to maintain effective internal controls.

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

Our business is dependent on client payments, business performance and broad economic shifts, and we may be at risk of liquidity constraints and not satisfying all of our credit facility covenants.

Our business and cash flow can be adversely affected by adverse changes in our client payments, our business performance and broad economic shifts.  There can be no assurances that in the future the Company will not violate covenants of its current or future credit facilities; and if it does violate them, that the Company's lenders will waive any violations of such covenants affecting the Company's ability to maintain adequate lines of credit or sufficient availability under its lines of credit. Accordingly, minimal profitability by the Company, additional one-time charges, and changes in the composition and quality of its borrowing base, as well as any failure to maintain sufficient availability or lines of credit from the Company's lenders (which may involve their subjective judgement), could have a material adverse effect on the Company or its performance or condition, whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Our business and stock liquidity and market value could be adversely affected if we settle outstanding litigation by making payments or issuing common stock.

The timing, size and success of litigation settlement efforts and any associated capital commitments cannot be readily predicted. Future litigation settlements may be financed by issuing shares of the SGRP Common Stock, cash, or a combination thereof. If the SGRP Common Stock does not maintain a sufficient market value, or if potential litigants are otherwise unwilling to accept the SGRP Common Stock as part of the consideration for the settlement of their litigation, the Company may be required to obtain additional capital through debt or equity financings. To the extent the SGRP Common Stock is used for all or a portion of the consideration to be paid for legal settlements, dilution may be experienced by existing stockholders.  In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for litigation settlements on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  There also can be no assurance that the other parties in any settlement will abide by the terms or any settlement or any related releases.  See SBS Bankruptcy, Settlement and March 2020 Claim in Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies, below.

We no longer have contracts with former affiliated companies SPAR Business Services and SPAR Administrative Services, but they continue to make payment demands and may be subject to litigation that attempts to include the Company as a defendant.

The Company formally engaged SPAR Business Services, Inc. ("SBS"), the Company's affiliate, and SBS provided substantially all of the services of the Field Specialists to the Company prior to SBS' termination by the Company in July 2018.  Additionally, the Company formerly engaged SPAR Administrative Services, Inc. ("SAS"), an affiliate of SBS, to provide Field Administrator services.  SBS is beneficially owned by Robert. G. Brown and prior to the SBS Chapter 11 also was owned in part by William H. Bartels.  SAS is beneficially owned by William H. Bartels and family members of Robert. G. Brown.  See Note 6 to the Company's Consolidated Financial Statements Commitments and Contingencies - Legal Matters, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services and Disputes, below.

The appropriateness of SBS' treatment of its Field Specialists as independent contractors had been periodically subject to legal review or challenge (both currently and historically) by various states and others.  The Company is not obligated or liable, and the Company has not otherwise agreed and does not currently intend, to reimburse SBS for any judgment or any other amount in any such legal review, challenge or other proceeding against or involving SBS.

Even though SBS was solely responsible for its operations, methods and legal compliance, in connection with any proceedings against SBS, SBS has claimed, continues to claim and may additionally claim that the Company is somehow liable for the defense of and any judgment or similar amount imposed against SBS (even though released) or its current or former owners and pursue that claim with litigation. The Company does not believe there is any basis for such claims and would defend them vigorously. There can be no assurance that plaintiffs or someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS, or that the Company will be able to defend successfully any claim.  Any imposition of liability on the Company for any such amount could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Our Majority Stockholders have made claims against the Company that may result in future judgements against the Company.

The Company's Directors and Majority Stockholders, Mr. William H. Bartels and Mr. Robert G. Brown and their companies are and have been involved in a number of material adverse claims and actions against the Company and have engaged or have threatened to engage in legal proceedings against the Company, which may result in future judgments or settlements adverse to the Company.  On March 17, 2020, Mr. Bartels delivered to the Company a list of claims that he and Mr. Brown believe the Company owes them, which totaled approximately $3 million (net of their own "anticipated" reduction).  The Company has rejected those unfounded and unsubstantiated claims, and believes it was released from all such claims by SBS in the SBS Chapter 11 Case and SBS Releases.  See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, SBS Bankruptcy, Settlement and March 2020 Claim, and March 2020 Claim, below, and Note 6 to the Company's Consolidated Financial Statements Commitments and Contingencies - Legal Matters, Infotech Litigation and Settlement, below.  While the Company believes that no such amount is owed, the ultimate result of this dispute cannot be known at this time.

Our significant stockholders may take unilateral actions.

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels, are significant stockholders and Directors of SGRP. Mr. Robert G. Brown and certain of his related parties together beneficially own approximately 28.9% (or approximately 6.1 million shares) of the SGRP Common Stock, Mr. Bartels and certain of his related parties together beneficially owning approximately 24.9% (or approximately 5.3 million shares) of the SGRP Common Stock, and Mr. Brown and Mr. Bartels together beneficially own approximately 53.8% of the SGRP Shares. Those amounts were calculated using their respective individual beneficial ownership and the total outstanding ownership (approximately 21.1 million shares) of the SGRP Common Stock on a non-diluted basis at December 31, 2020.

Mr. Brown and his related parties have required special stockholder meetings at the Company's expense and together with Mr. Bartels and his related parties have taken unilateral action several times bypassing the Board and its independent directors and other stockholder to (among other things) change the Company's By-Laws and add directors.  If Messrs. Brown and Bartels and their related parties act again together as a group they have, and under certain circumstances if Mr. Brown and his related parties act alone he has, the ability to control (or significantly influence in the case of Mr. Brown acting alone) the election or removal of directors, the approval or disapproval of acquisitions, mergers, employee benefit plans, amendments to the Company's charter and/or bylaws, changes in Board size and all other matters that must or could be approved by the Company's stockholders.

Mr. Robert G. Brown and Mr. Bartels continue to have significant influence and leverage over the Company's business, corporate governance and other significant actions, including those involving stockholder approvals.  The interests of the Majority Stockholders (such as changing Board composition and potentially weakening its independence, obtaining related party payments previously denied by the Company and Audit Committee and obtaining new retirement benefits for Mr. Brown previously denied by the Company and Compensation Committee) may be materially different  from time to time from, and potentially in conflict with, the interests of other stockholders, and ownership concentration could cause, delay or prevent a change in the Company's control or otherwise discourage the Company's potential acquisition by another person, any of which could cause the market price of the SGRP Common Stock to decline and that decline could be significant.

Additionally, acting as a group, Mr. Brown and Mr. Bartels and their related parties could remove all or any part of the current Board by voting "remove" in any special stockholders meeting, or by voting "no" for targeted incumbents in any annual stockholders meeting or by executing more written consents. With fewer or no independent directors on the Board, Mr. Brown and Mr. Bartels could eventually be able to pay themselves without any effective restriction or accountability.

There can be no assurance that the Majority Stockholders will refrain from together taking any further unilateral action through their written consents, requiring special meetings, coordinated votes as directors or stockholders, or otherwise. If such actions by the Majority Stockholders continue in the future, the Company must continue do devote significant management time and legal and financial resources, which would otherwise be spent on the Company's day-to-day business operations, to respond to and attempt to resolve the frequent claims, responses and actions by the Majority Stockholders (individually and on behalf of SBS, SAS and Infotech), which have been increasing in frequency and intensity. In addition, such actions by the Majority Stockholders, or the by their Board at their urging, could lead to class action securities litigation that in turn could impose substantial costs on the Company, divert management's attention and resources from the day-to-day operations of the Company's business or its performance or condition.  If the Majority Stockholders together continue to take such unilateral actions without restriction (see Note 6 to the Company's Consolidated Financial Statements -  Commitments and Contingencies -- Legal Matters – Delaware Litigations Settlement, below), it could have a material adverse effect the Company's stock price or on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Our international local investors and local executives may act in a way that is inconsistent with our direction.

The Company's international model is to join forces with Local Investors (as defined below) having merchandising service expertise and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business. The Company also has begun to use this model in the United States (see Item 1 – Business - The Company's Domestic and International Segments, above). As a result, each of the Company's international subsidiaries (other than Canada and Japan) and National Merchandising Services, LLC (NMS) and Resource Plus Inc. (RPI) domestically are owned in material part by an entity in the local country where the international or domestic subsidiary resides and that entity is not otherwise affiliated with the Company (e.g., the "Local Investor"). The agreements between the Company and the Local Investor in the respective international or domestic subsidiaries specify, among other things, the equity, programming and support services the Company is required to provide and the equity, credit support, certain services and management support that the Local Investor is required to provide to the international or domestic subsidiary. Certain of those subsidiaries also may be procuring field merchandising execution through affiliates of the applicable Local Investors. The Local Investor or its principal generally is the Chief Executive Officer of the international or domestic subsidiary for an open-ended term and has considerable autonomy and authority over its operations. The Local Investors also may wish to conduct the subsidiary's business differently than desired by the Company. In the event of any disagreement or other dispute in the business relationships between the Company and Local Investor, the Local Investor may have one or more conflicts of interest with respect to the relationship and could cause the applicable international or domestic subsidiary to operate or otherwise act in a way that is not consistent with the Company's instructions or best interests.  Using Local Investors in an acquisition has risks.

The agreements generally have unlimited contract terms and parties generally do not have the right to unilaterally withdraw. However, a non-defaulting party has the right to terminate such agreement upon the other party's default, receipt of notice and failure to cure within a specified period (generally 60 days internationally or 30 days domestically). In addition, either party, at any time after the end of a specified period (usually between three and five years), may: (1) sell all or part of its equity interest in the international subsidiary to a third party by providing a written notice to the other party of such intentions (in which case the other party has the right of first refusal and may purchase the equity in the international subsidiary of the offering party under the same terms and conditions) (a "Right of First Refusal"); or (2) offer to purchase the equity of the other party (in which case the other party generally has 120 days to either accept or reject the offer or to reverse the transaction and actually purchase the offering party's equity in the international subsidiary under the same terms and conditions) (a "Buy/Sell Right").

The Company believes its relationships with the Local Investors in its international subsidiaries remain good.  Most of the Company's respective international subsidiary contracts are either at or near the end of the applicable periods during which either of the parties may trigger the Right of First Refusal and Buy/Sell Right provisions described above. Both the Company and such Local Investors, as part of their ongoing relationship, are or will be assessing appropriate action as described above.

There can be no assurance that the Company could (if necessary under the circumstances) successfully: (i) enforce its legal remedies and stop a Local Investor's principals from leaving the local subsidiary and establishing a competing business; (ii) replace equity, credit support, management, field merchandiser and other services currently provided by any Local Investor in sufficient time to perform its client obligations; or (iii) provide these services and or equity in the event the Local Stockholder were to sell its stock or reduce any support to the Company's subsidiary in the applicable country.  Any cancellation, other nonperformance or material change under the subsidiary agreements with Local Investors could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

We have inherent risks operating international businesses.

The Company operates in 10 countries around the world. There can be no assurances that the respective business environments will remain favorable. In the future, the Company's international operations and sales may be affected by the following risks, which may adversely affect United States companies doing business in foreign countries:

●	Political and economic risks, including terrorist attacks and political instability;
●	Various forms of protectionist trade legislation that currently exist or have been proposed;
●	Expenses associated with customizing services and technology;
●	Local laws and business practices that favor local competition;
●	Dependence on local vendors and potential for undisclosed related party transactions;
●	Multiple conflicting and changing governmental laws, regulations and enforcement;
●	Potentially adverse tax and employment law consequences;
●	Local accounting principles, practices and procedures;
●

Local legal principles, practices and procedures, local contract review and negotiation, and limited familiarity with contract issues (excessive warranties, extra-territoriality, sweeping intellectual property claims and the like);

●

Limited familiarity or an unwillingness to comply with, or wrongly believing the inapplicability of, generally accepted accounting principles in the USA ("GAAP"), applicable corporate controls and policies of the Company (including its ethics code), or applicable law in the USA (including Nasdaq rules, securities laws, anti-terrorism law, Sarbanes Oxley and the Foreign Corrupt Practices Act);

●	Foreign currency exchange rate fluctuations and limits on the export of funds;
●	Substantial communication barriers, including those arising from language, culture, custom and time zones; and
●	Supervisory challenges arising from agreements, distance, physical absences and such communication barriers.

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

The Company relocated its corporate headquarters from New York to its existing regional office in Auburn Hills, Michigan in September of 2020.  The Company also maintains its data processing center in Southfield, Michigan and its warehouse in Auburn Hills, Michigan, under an extended operating lease expiring October 31, 2025.

The following is a list of the headquarter locations for the Company and its domestic and international subsidiaries:

DOMESTIC:
White Plains, NY (Corporate Headquarters until September 2020)
Auburn Hills, MI (Operational Headquarters and Corporate Headquarters after September 2020) Southfield, MI (Worldwide Data Center) Fayetteville, GA Jacksonville, FL

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

For a discussion of certain claims by and legal proceedings involving Robert G. Brown and William H Bartels (directors and majority stockholders of SGRP), see Note 6 to the Company's Consolidated Financial Statements Commitments and Contingencies - Legal Matters, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions, Domestic Related Party Services, below.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally

SGRP's Certificate of Incorporation authorizes it to issue 47,000,000 shares of common stock with a par value of $0.01 per share (the "SGRP Common Stock"), which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP". On December 31, 2020, there were 21,122,312 shares of SGRP Common Stock outstanding in the aggregate (which does not include Treasury Shares), and 12.8 million shares (or approximately 59.9%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate on a non-diluted basis (i.e., SGRP's public float). See Item IA - Risk Factors - Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, above, and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below.

SGRP's Certificate of Incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as SGRP's Board of Directors may establish in its discretion from time to time. SGRP has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series A Preferred Stock (the "Series A Preferred Stock"), which preferred shares have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. 554,402 shares of Series A preferred stock were previously issued, reacquired and retired. After such retirement, 2,445,598 shares of Series A Preferred Stock remain authorized and available for issuance. At December 31, 2020, no shares of Series A Preferred Stock were issued and outstanding. SGRP can change or cancel the authorized Series A Preferred Stock, and to the extent it reduces such authorization without issuance, it can create other series of Preferred Stock with potentially different dividends, preferences and other terms. The holders of SGRP Common Stock and Series A Preferred Stock vote together for directors and other matters, other than matters pertaining only to the Series A Preferred Stock (such as amending SGRP's Certificate of Designation of Series A Preferred Stock) where only the holders of the Series A Preferred Stock are entitled to vote.

Market Information

SGRP's Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP".  As of December 31, 2020, there were approximately 154 stockholders of record.

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

Stock Repurchase Program

On December 22, 2020, the Board of Directors of SGRP (the "Board"), authorized SGRP to repurchase up to 500,000 shares of its SGRP Shares pursuant to the 2021 Stock Repurchase Program (the "2021 Stock Repurchase Program"), which repurchases would be made from time to time over a one-year period in the open market and through privately-negotiated transactions, subject to cash availability and general market and other conditions.

SGRP's 2021 Stock Repurchase Program will be financed out of internally generated corporate funds. Shares acquired would be available later for issuance upon the exercise of stock options through its 2020 Stock Compensation Plan (if approved at the January Special Meeting of Stockholders) and other outstanding options and for other corporate purposes. SPAR Group may terminate or limit the 2021 Stock Repurchase Program at any time, and SPAR Group may never repurchase any SGRP Shares.

A double blackout period began on December 10, 2020, under the SPAR Group Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information Dated, Adopted and Effective as of May 1, 2004, and As Further Amended Through March 10, 2011, as amended (the "SGRP's Trading Policy").  Conforming with its predecessors, the 2021 Stock Repurchase Program provides that purchases under it will comply with SGRP's Trading Policy, and accordingly any such market repurchases will not occur (if at all) until the current double blackout period ends following public disclosure of SGRP's results for 2020 and the first quarter of 2021 (which quarterly report is due by mid-May 2021).

As of December 31, 2020, the Company had 500,000 shares remaining to be purchased under the 2017 Stock Repurchase Program.

SGRP Common Stock Issuances

During 2020, the Company issued 20,067 new shares of SGRP Common Stock in support of its requirement to satisfy employee exercised stock option grants under its existing registered stock compensation and stock purchase plans (See Note 11 – Stock Based Compensation). In 2019, SGRP issued 317,852 new shares of SGRP Common Stock in support of its requirement to satisfy employee exercised stock option grants under its existing registered stock compensation and stock purchase plans (See Note 11 – Stock Based Compensation).

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

Overview

The COVID-19 pandemic has caused a significant loss of life, disrupted businesses and restricted travel worldwide, causing significant economic disruption and uncertainty.  This disruption and uncertainty has and continues to have an adverse impact on our business, operations and financial results.  For fiscal 2020, our total revenues declined 8.8% in U.S. dollars, compared to a 10.3% increase in 2019.  The effects of the pandemic have been more impactful to our international business than our domestic business.  Our 2020 International revenue decreased 14.7% compared to an 8.7% increase in 2019.  Our 2020 Domestic revenue increased 1.5% compared to a 13.3% increase in 2019.

While our revenue declined year over year, our 2020 net income increased by 38.6%.  While we could not plan for the pandemic as 2020 began, we took quick action and worked closely with our clients to manage our resources, expenses and capital to achieve a strong net income result.  We are proud of this achievement and the focus of our teams in light of the broad economic market impact of the pandemic across the globe.

While the pandemic continues to impact the markets we serve, we did experience a strong fourth quarter domestically as this market appears to be emerging more quickly than our international markets from the pandemic.  Our fourth quarter domestic revenue increased 11.9% compared to our international revenue that decreased 8.7% compared to the fourth quarter prior year.  In total, our fourth quarter revenue decreased 2.8% compared to an increase of 7.1% in 2019.

Our fourth quarter net income increased 425% over 2019 reflecting a strong performance and commitment to execution.  While we are pleased with this result, we have continued to see pressure on both the domestic and international gross profit margins.  The international gross profit margin for the fourth quarter was 20.2% compared to 20.2% in 2019.  The domestic profit margin for the fourth quarter was 17.8% versus 18.6%.  The gross profit margin results were primarily attributable to wage pressures and an unfavorable mix in lower grow margin project work.

Critical Accounting Estimates

The Company's critical accounting policies, including the assumptions and judgements underlying them, are disclosed in Note 2 to the Company's Consolidated Financial Statements - Summary of Significant Accounting Policies. These policies have been consistently applied in all material respects and address such matters as revenue recognition, doubtful accounts and credit risks, internal use software development costs, asset impairment recognition, consolidation of subsidiaries and other companies. While the estimates and judgements associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgements associated with the reported amounts are appropriate under the circumstances.

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

Accounting for Joint Venture Subsidiaries

For the Company's less than wholly owned subsidiaries, the Company first analyzes to determine if a joint venture subsidiary is a variable interest entity (a "VIE") in accordance with ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has: (i) insufficient equity to permit it to finance its activities without additional subordinated financial support; or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE's net assets. The Company continuously re-assesses at each level of the joint venture whether the entity is: (i) a VIE; and (ii) if the Company is the primary beneficiary of the VIE. If it was determined that an entity in which the Company holds an interest qualified as a VIE and the Company was the primary beneficiary, it would be consolidated.

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

The Company records revenue from contracts with its customers through the execution of a Master Service Agreement ("MSA") that are effectuated through individual Statements of Work ("SOW" and with the applicable MSA collectively a "Contract"). The MSAs generally define the financial, service, and communication obligations between the client and SPAR while the SOWs state the project objective, scope of work, time frame, rate and driver in which SPAR will be paid.  Only when the MSA and SOW are combined as a Contract can all five revenue standard criteria be met.  The Company integrates a series of tasks promised within these Contracts into a bundle of services that represent the combined performance obligation of Merchandising Services.  Such Merchandising Services are performed over the duration of the SOW. Most Merchandising Services are performed on a daily, weekly or monthly basis. Revenue from Merchandising Services are recognized as the services are performed based on a rate-per-driver basis (per hour, store visit or unit stocked) with services delivered as they are consumed.

All of the Company's Contracts with customers have a duration of one year or less, with over 90% being completed in less than 30 days, and revenue is recognized as services are performed. Given the nature of the Company's business, how the Contracts are structured and how the Company is compensated, the Company has elected the right-to-invoice practical expedients method allowed under the revenue standard.

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $563,000 and $438,000 at December 31, 2020, and 2019, respectively. Bad debt expense was $330,000 and $83,000 for the years ended December 31, 2020 and 2019, respectively.

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

The Company capitalized approximately $1.0 million of costs related to software developed for internal use in both 2020 and 2019, and recognized approximately $1.2 and $1.3 million of amortization of capitalized software for the years ended December 31, 2020 and 2019 respectively.

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (dollars in millions).

	Year Ended December 31,
	2020	%	2019	%
Net revenues	$230.5	100.0%	$252.9	100.0%
Cost of revenues	185.3	80.4	203.6	80.5
Selling, general & administrative expense	33.3	14.5	36.9	14.6
Depreciation & amortization	2.1	0.9	2.2	0.9
Interest expense, net	0.7	0.3	1.0	0.4
Other (income), net	(0.2)	(0.1)	(0.3)	(0.1)
Income before income taxes	9.3	4.0	9.4	3.7
Income tax expense	0.3	0.1	3.6	1.4
Net income	9.0	3.9	5.8	2.3
Net income attributable to non-controlling interest	(5.6)	(2.4)	(3.4)	(1.4)
Net income attributable to SPAR Group, Inc.	$3.4	1.5%	$2.4	1.0%

Results of operations for the year ended December 31, 2020, compared to the year ended December 31, 2019

Net Revenues

Net revenues for the year ended December 31, 2020, were $230.5 million compared to $252.9 million for the year ended December 31, 2019, a decrease of $22.4 million or 8.8%.  Domestic contributed an increase of $1.4 million and the international segment contributed a decrease of $23.8 million year over year.

Domestic net revenues totaled $92.1 million and $90.7 million at December 31, 2020 and 2019, respectively. The increase of $1.4 million or 1.5% is primarily attributable to project growth.

International net revenues totaled $138.4 million for the year ended December 31, 2020, compared to $162.2 million for the year ended December 31, 2019, a decrease of $23.8 million or 14.7%. The decrease in 2020 international net revenues was primarily due to foreign exchange impact as well as decreased revenue in Australia, Canada, and Japan.  See Note 12 to the Company's Consolidated Financial Statements – Segment Information, below.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 80.4% of net revenue for the year ended December 31, 2020 compared to 80.5% of net revenues for the year ended December 31, 2019.

Domestic cost of revenue as a percent of net revenue was 78.5% and 76.5% for the years ended December 31, 2020 and 2019, respectively. The increase in cost was due to the labor mix and project work.

International cost of revenue as a percent of net revenue was 81.6% and 82.8% for the years ended December 31, 2020 and 2019, respectively.  The international cost of revenue percentage decrease of 1.2% percentage point was primarily due to margin improvements in Mexico, India, and Brazil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $33.3 million and approximately $36.9 million for the years ended December 31, 2020 and 2019, respectively.  Due to COVID-19 impact, all countries have managed discretionary spending diligently throughout the year of 2020.

Domestic selling, general and administrative expenses totaled approximately $16.3 million for the year ended December 31, 2020 compared to approximately $16.9 million for the year ended December 31, 2019.

International selling, general and administrative expenses totaled approximately $17.1 million and $20.0 million for the years ended December 31, 2020 and 2019, respectively.

Depreciation and Amortization

Depreciation and amortization expense totaled approximately $2.1 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively.

Interest Expense

The Company's interest expense was $690,000 and $1.0 million for the years ended December 31, 2020 and 2019, respectively.

The international segment contributed $40,000 to the decrease in the Company's 2020 interest expense primarily due to borrowing requirements from the Company's subsidiary in Brazil of $146,000 and change of allocation of business segment of $202,000.  In the domestic segment, 2020 interest expense decreased by approximately $650,000 compared to 2019 primarily due to change of allocation of business segment; excluding allocation, the expense increased by $164,000 due to financing rate increases.

Other Income

Other income was $242,000 and $266,000 for the years ended December 31, 2020 and 2019, respectively.

Income Tax

The income tax expense for the years ended December 31, 2020 and 2019 was $312,000 and $3.6 million, respectively.  The decrease is from a Brazil tax provision adjustment.

Non-Controlling Interest

Net operating profits from the non-controlling interests, relating to the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to the Company of $5.6 million and $3.4 million for the years ended December 31, 2020 and 2019, respectively.

Net Income

The Company reported a net income attributable to the Company of $9.0 million for the year ended December 31, 2020, or $0.16 per basic share, compared to a net income of $5.8 million for the year ended December 31, 2019, or $0.11 per diluted share, based on basic shares outstanding of 21.1 million at December 31, 2020, and 20.9 million at December 31, 2019.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

For the years ended December 31, 2020 and 2019, the Company had pre-tax net income before taxes of $9.3 million and $9.4 million, respectively.

Net cash provided by operating activities was $8.8 million and $6.1 million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by operating activities was primarily due to cash impacting earnings and a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued expenses.

Net cash used in investing activities for the years ended December 31, 2020 and 2019, was $1.6 million and $1.4 million, respectively. The net cash used in investing activities during 2020 was attributable to fixed asset purchases.

Net cash provided by financing activities for the year ended December 31, 2020 was approximately $0.1 million compared to $2.0 million used in financing activities in 2019. Net cash provided by financing activities during 2020 was primarily due to net borrowing on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the year ended December 31, 2020 of approximately $5.5 million.

At December 31, 2020, the Company had net working capital of $25.8 million, as compared to net working capital of $17.4 million at December 31, 2019. The Company's current ratio was 1.6 and 1.4 at December 31, 2020 and December 31, 2019, respectively.

Credit Facilities

The Company is a party to various domestic and international credit facilities. See Note 4 to the Company's Consolidated Financial Statements – Credit Facilities.

These various domestic and international credit facilities require compliance with their respective financial covenants. During 2020, the Company was in compliance with all other financial covenants.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2020.

Management's Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company's current disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's quarter ended December 31,2020 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

At the time of his appointment, Mr. Lazaretos was classified as non-independent and caused SGRP to fail to comply with the Nasdaq's Board Independence Rule.  On December 31, 2019, SGRP received a notification letter from Nasdaq (the "Nasdaq Board Independence Deficiency Letter"), stating that SGRP was no longer in compliance with the Board Independence Rule as a result of Mr. Lazaretos being added to the Board pursuant to the Written Consents of the Majority Stockholders. See SGRP's Current Reports on Form 8-K as filed with the SEC on January 31, 2020 and January 7, 2020. See also SGRP's Current Reports on Form 8-K as filed with the SEC on January 31, 2020, September 16, 2019, August 23, 2019 and August 12, 2019.

On January 23, 2020, the Governance Committee re-evaluated the independence of Mr. Lazaretos and Mr. Mayer, which included their re-evaluation of information previously provided. Accordingly, the Governance Committee believes that the Board now has a majority of independent directors and satisfies Nasdaq Listing Rule 5605(b)(1) and has advised Nasdaq of the above in a letter on February 4, 2020.  The Governance Committee has also evaluated the independence of Mr. Peter Brown and concluded his independence status with the exception of Brazil and related-party matters.

The Governance Committee has not yet evaluated the independence of Robert G. Brown. However, Robert G. Brown is the uncle of Mr. Peter Brown, and is a significant stockholder of SGRP, a member of a 13D control group, and SGRP's former Chairman and Director. Since there is no presumption of independence under Nasdaq Rules or the Charter of the Governance Committee, Mr. Robert G. Brown will be considered non-independent until determined otherwise by the Governance Committee.

The nine-member Board currently has five independent directors (Arthur H. Baer, Igor Novgorodtsev, Jeffrey A. Mayer, Panagiotis ("Panos") N. Lazaretos and Peter W. Brown) and four non-independent directors (Mike Matacunas, William H. Bartels, Robert G. Brown and James R. Brown, Sr.). Such independent directors constitute a majority of the directors on the Board, which the Company believes satisfies Nasdaq's Board Independence Rules. See SGRP's Current Report on Form 8-K respecting such compliance as filed with the SEC on September 16, 2019 for details respecting Arthur Baer's appointment as an independent director, and for details respecting the re-determination of Peter W. Brown (except for Related Party Matters, see Note 10 Related Party Transaction - Re-determining Independence of Peter W. Brown, below.  The Board has one remaining vacancy after the retirement on August 1, 2020 of Arthur B. Drogue and R. Eric McCarthey as independent directors from the Board, the resignation as of August 7, 2020 of Christiaan M. Olivier as a director of SGRP and the Company's President and CEO, the election on January 19, 2021 of James R. Brown, Sr. as a director of SGRP by stockholders at their special meeting, and the appointment on February 4, 2021 of Mike Matacunas as a director of SGRP and the Company's President and CEO.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth under the captions "The Board of Directors of the Corporation", "Executives and Officers of the Corporation", "Security Ownership of Certain Beneficial Owners and Management" and "Corporate Governance" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 13, 2021, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2021, but not later than 120 days after the end of the Company's 2020 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Item 11. Executive Compensation

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation, Directors and Other Information", "Executive Compensation, Equity Awards and Options", and "Compensation Plans", in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 13, 2021, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2021, but not later than 120 days after the end of the Company's 2020 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation, Equity Awards and Options", and "Compensation Plans" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 13, 2021, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2021, but not later than 120 days after the end of the Company's 2020 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth under the caption "Transactions with Related Persons, Promoters and Certain Control Persons" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 13, 2021, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2021, but not later than 120 days after the end of the Company's 2020 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth under the caption "PROPOSAL 2 - RATIFICATION, ON AN ADVISORY BASIS, OF THE APPOINTMENT OF BDO USA, LLP AS THE COMPANY'S PRINCIPAL INDEPENDENT ACCOUNTANTS" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 13, 2021, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2021, but not later than 120 days after the end of the Company's 2020 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the section "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.     Index to Financial Statements filed as part of this report:

2.     Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2020 and 2019	F-42

3.	Exhibits

Exhibit Number	Description

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

3.3

Amended and Restated By-Laws of SPAR Group, Inc., as adopted, restated, effective and dated January 18, 2019 and as further amended through May 13, 2020 (incorporated by reference to Exhibit 3.3 to SGRP's Quarterly Report on Form 10-Q for the 1st Quarter ended March 31, 2020, as filed with the SEC on June 29, 2020).

3.4	Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc., adopted, restated, effective and dated August 12, 2020 (as filed herewith).

3.5	Charter of the Compensation Committee of the Board of Directors of SPAR Group, Inc., adopted, restated, effective and dated August 11, 2020 (as filed herewith).

3.6	Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc., adopted on March 18, 2021 (as filed herewith).

3.7

Charter of the Special Subcommittee of the Board of Directors of SPAR Group, Inc., adopted in April 7, 2017 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

3.8	Charter of the Strategic Planning Committee of the Board of Directors of SPAR Group, Inc., adopted on July 17, 2020 (as filed herewith).

3.9	Charter of the Technology Committee of the Board of Directors of SPAR Group, Inc. adopted on December 22, 2020 (as filed herewith).

3.10

SPAR Group, Inc. Statement of Policy Respecting Stockholder Communications with Directors, adopted on May 18, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 27, 2004).

3.11

SPAR Group, Inc. Statement of Policy Regarding Director Qualifications and Nominations, adopted on May 18, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 27, 2004).

3.12

SPAR Group, Inc. Statement of Policy Respecting Complaints and Communications by Employees and Others as Amended and Restated as of August 13, 2015 (also known as the Whistleblower Policy) (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

3.13	SGRP 2018 Stock Repurchase Program as approved by SGRP's Audit Committee and adopted by its Board of Directors on November 10, 2017 and ratified on March 14, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

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

10.25	Executive Officer Severance Agreement by and among SPAR Group, Inc., SPAR Marketing Force, Inc. and Fay DeVriese, dated as of August 4, 2020 (Incorporated by reference to SGRP's Current Report on Form 8-K dated August 19, 2020, as filed with the SEC on August 19, 2020).

10.26

Amended and Restated Field Service Agreement dated and effective as of January 1, 2004, by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.27

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

10.28

Amended and Restated Field Management Agreement dated and effective as of January 1, 2004, by and between SPAR Management Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.29

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

10.32

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

10.36

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

10.37

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

10.38

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

10.39

Field Services Agreement dated as of September 1, 2012, between National Merchandising of America, Inc., a Georgia corporation, and National Merchandising Services, LLC, a Nevada limited liability company and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2012).

10.40

Asset Purchase Agreement dated as of March 15, 2013, between Market Force Information, Inc., a Delaware corporation, and SPAR Marketing Force, Inc., a Nevada corporation and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on March 20, 2013).

10.41

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

10.43

Stock Purchase Agreement as of October 13, 2017, by and between the SPAR Marketing Force, Inc. ("SMF"), as buyer and Joseph L. Paulk, as seller (the "Resource Paulk SPA") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.44	Stock Purchase Agreement as of October 13, 2017, by and between SMF, as buyer, and Richard Justus, as seller (the "Resource Justus SPA") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.45	$2,600,000.00 secured promissory note from SMF to Joseph L. Paulk dated as of January 1, 2018 (the "Resource Paulk Note") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.46	Securities Pledge and Escrow Agreement securing the Resource Paulk Note between SMF and Joseph L. Paulk dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.47	Guaranty of the Resource Paulk Note by SPAR Group, Inc. ("SGRP"), in favor of Joseph L. Paulk dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.48	$100,000.00 secured Promissory Note from SMF to Richard Justus dated as of January 1, 2018 (the "Resource Justus Note") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.49	Securities Pledge and Escrow Agreement securing the Resource Justus Note between SMF and Richard Justus dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.50

Executive Officer Employment Terms and Severance Agreement between RPI and Richard Justus dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.51

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

10.52	Waiver and Modification Agreement entered in as of January 4, 2021, and effective as of December 31, 2020 (the "Modification Agreement"), among North Mill Capital, LLC ("NM"), SPAR Group, Inc. ("SGRP") and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each a "NM Loan Party" and collectively, the "NM Loan Parties" (incorporated by reference to SGRP's Current Report on Form 8-K as filed with the SEC on January 11, 2021).

10.53	US$14.5 million Amended and Restated Revolving Credit Master Promissory Note executed and delivered by SMF to NM and dated as of December 31, 2020 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 11, 2021.

10.54	CDN$1.5 million Amended and Restated Revolving Credit Master Promissory Note executed and delivered by SCC to NM and dated as of December 31, 2020 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 11, 2021).

10.55

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

10.57

Corporate Guaranty dated as of April 10, 2019, from the NM Guarantors to North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.58

Collateral Pledge Agreement dated as of April 10, 2019, by SGRP, the US NM Borrower and SPAR Acquisition, Inc., in favor of North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.59

Collateral Assignment (Security Agreement) (Trademarks) effective:  April 10, 2019, from SPAR Trademarks, Inc., to North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.60

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

10.61

US$9,000,000.00 Committed Line Of Credit Note dated January 16, 2018, issued by the PNC Borrowers to PNC (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2018).

10.62

Guaranty and Suretyship Agreement dated as of January 16, 2018, by and among the PNC Guarantors and PNC (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2018).

10.63

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

10.67	Letter of Offer dated September 29, 2011, and General Business Factoring Agreement (undated) between Oxford Funding Pty Ltd and SPARFACTS Pty Ltd (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

10.68	Letter from Nasdaq to the Company dated July 13, 2017, giving the Company notice that it had regained compliance with Nasdaq's Bid Price Rule (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

10.69	Limited Mutual Release Agreement, dated as of January 18, 2019, among Robert G. Brown, William H. Bartels, Christiaan Olivier, Lorrence T. Kellar, Jack W. Partridge, Arthur B. Drogue and R. Eric McCarthey (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.70	Stipulation of Dismissal, dated as of January 18, 2019 (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.71	Stipulation and Proposed Order of Dismissal, dated as of January 23, 2019 (incorporated by reference to Exhibit 10.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.72	Notice of Termination of Service Term to Become Effective August 1, 2018, and dated May 7, 2018, from SPAR Marketing Force, Inc., to SPAR Administrative Services, Inc. (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 10, 2018).

10.73	Notice of Cessation of Use of SBS Services Anticipated on or before August 15, 2018, and dated May 23, 2018, from SPAR Marketing Force, Inc., to SPAR Business Services, Inc. (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 25, 2018).

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

SPAR Group, Inc.

By:	/s/ Michael R. Matacunas
Michael R. Matacunas
President and Chief Executive Officer

Date: March 31, 2021

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fay DeVriese and Kori G. Belzer and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Michael R. Matacunas	President, Chief Executive Officer and Director,
Michael R. Matacunas	(Principal Executive Officer)
Date: March 31, 2021

Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: March 31, 2021

/s/ Arthur H. Baer	Vice Chairman and Director
Arthur H. Baer
Date: March 31, 2021

/s/ Igor Novgorodtsev	Director
Igor Novgorodtsev
Date: March 31, 2021

William H. Bartels	Director
William H. Bartels
Date: March 31, 2021

/s/ James R. Brown, Sr.	Director
James R. Brown, Sr.
Date: March 31, 2021

Peter W. Brown	Director
Peter W. Brown
Date: March 31, 2021

/s/ Panagiotis N. Lazaretos	Director
Panagiotis N. Lazaretos
Date: March 31, 2021

/s/ Jeffrey A. Mayer	Director
Jeffrey A. Mayer
Date: March 31, 2021

/s/ Fay DeVriese	Chief Financial Officer,
Fay DeVriese	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 31, 2021

Report of Independent Registered Public Accounting Firm

Board of The Directors and Stockholders

SPAR Group, Inc. and Subsidiaries

Auburn Hills, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. (the "Company") and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Release of income tax valuation allowance

As more fully described in Note 5 to the consolidated financial statements, the net change in the valuation allowance for income taxes for the fiscal year ended December 31, 2020 was $2.2 million. In assessing the realizability of deferred tax assets, management determined there was sufficient positive evidence that it was more likely than not that the Brazilian net operating loss ("NOL") carryforwards and other related deferred tax assets would be realized and therefore, released the valuation allowance against the Brazilian deferred tax assets during the year ended December 31, 2020.  The Brazilian entity is treated as a controlled foreign corporation ("CFC") under U.S. tax law.

We identified management’s judgments related to the determination of the realizability of deferred tax assets recorded in Brazil as a critical audit matter due to significant judgments related to: (i) evaluating the positive and negative evidence available in the determination of the amount of deferred tax assets that were more-likely-than-not to be realized in the future, (ii) complex international tax laws and regulations, and (iii) evaluating whether sufficient projected future taxable income will be generated to support the full valuation allowance release. Auditing these judgments involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●

Assessing the reasonableness and the appropriateness of management’s judgments and assumptions used to support projected taxable income against historical performance of the Company and management’s plans.

●

Utilizing personnel with specialized knowledge and skills in income taxes, including jurisdictional knowledge, regarding international tax laws and regulation, to assist in the evaluation of the appropriateness of the Company’s positions and analysis of the realizability of the deferred tax assets and the conclusions reached.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Troy, Michigan

March 31, 2021

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$15,972	$10,458
Accounts receivable, net	46,914	49,299
Prepaid expenses and other current assets	3,631	2,404
Total current assets	66,517	62,161

Property and equipment, net	2,795	2,848
Operating lease right-of-use assets	2,900	4,948
Goodwill	3,760	3,784
Intangible assets, net	2,255	2,796
Deferred income taxes	4,201	1,883
Other assets	1,601	1,115
Total assets	$84,029	$79,535

Liabilities and equity
Current liabilities:
Accounts payable	$7,859	$9,186
Accrued expenses and other current liabilities	18,745	18,548
Due to affiliates	3,775	4,666
Customer incentives and deposits	1,799	594
Lines of credit and short-term loans	9,329	8,932
Current portion of operating lease liabilities	1,398	2,828
Total current liabilities	42,905	44,754
Operating lease liabilities, less current portion	1,502	2,120
Long-term debt	1,000	1,300
Total liabilities	45,407	48,174

Commitments and contingencies – See Note 6

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598 Issued and outstanding shares– None – December 31, 2020 and December 31, 2019	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000 Issued shares and outstanding – 21,122,312 – December 31, 2020 and 21,102,335 – December 31, 2019	211	211
Treasury stock, at cost 1,697 shares – December 31, 2020 and December 31, 2019	(2)	(2)
Additional paid-in capital	16,645	16,511
Accumulated other comprehensive loss	(3,913)	(3,616)
Retained earnings	9,218	5,851
Total SPAR Group, Inc. equity	22,159	18,955
Non-controlling interest	16,463	12,406
Total equity	38,622	31,361
Total liabilities and equity	$84,029	$79,535

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Net revenues	$230,517	$252,876
Cost of revenues	185,329	203,626
Gross profit	45,188	49,250
Selling, general and administrative expense	33,336	36,869
Depreciation and amortization	2,130	2,190
Operating income	9,722	10,191
Interest expense, net	690	1,046
Other (income), net	(242)	(266)
Income before income tax expense	9,274	9,411

Income tax expense	312	3,578
Net income	8,962	5,833
Net income attributable to non-controlling interest	(5,595)	(3,414)
Net income attributable to SPAR Group, Inc.	$3,367	$2,419
Basic income per common share attributable to SPAR Group, Inc.	$0.16	$0.12
Diluted income per common share attributable to SPAR Group, Inc.	$0.16	$0.11
Weighted average common shares – basic	21,110	20,916
Weighted average common shares – diluted	21,155	21,157

Net income	$8,962	$5,833
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,835)	538

Comprehensive income	7,127	6,371
Comprehensive income attributable to non-controlling interest	(4,057)	(3,930)
Comprehensive income attributable to SPAR Group, Inc.	$3,070	$2,441

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Interest	Equity

Balance at January 1, 2019	20,785	$208	8	$(8)	$16,304	$(3,638)	$3,432	$8,476	$24,774

Share-based compensation	–	–	–	–	235	–	–	–	235
Exercise of stock options	317	3	(6)	6	(28)	–	–	–	(19)
Other comprehensive income	–	–	–	–	–	22	–	516	538
Net income	–	–	–	–	–	–	2,419	3,414	5,833
Balance at December 31, 2019	21,102	211	2	(2)	16,511	(3,616)	5,851	12,406	31,361

Share-based compensation	–	–	–	–	136	–	–	–	136
Exercise of stock options	20	–	–	–	(2)	–	–	–	(2)
Other comprehensive (loss)	–	–	–	–	–	(297)	–	(1,538)	(1,835)
Net income	–	–	–	–	–	–	3,367	5,595	8,962
Balance at December 31, 2020	21,122	$211	2	$(2)	$16,645	$(3,913)	$9,218	$16,463	$38,622

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net income	$8,962	$5,833
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,130	2,190
Amortization of operating lease assets	2,048	893
Bad debt, net	330	83
Deferred income tax expense (benefit)	(654)	792
Share based compensation	136	235
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	2,135	(3,160)
Prepaid expenses and other assets	(3,833)	(432)
Accounts payable	(1,316)	530
Operating lease liabilities	(2,048)	(893)
Accrued expenses, other current liabilities and customer incentives and deposits	911	76
Net cash provided by operating activities	8,801	6,147
Investing activities
Purchases of property and equipment and capitalized software	(1,600)	(1,378)
Net cash used in investing activities	(1,600)	(1,378)
Financing activities
Net borrowing on lines of credit	466	7,979
Payoff of bank line of credit	–	(9,598)
Payments related to stock options exercised	(2)	(19)
Payments on term debt	(333)	(333)
Net cash provided by (used in) financing activities	131	(1,971)

Effect of foreign exchange rate changes on cash	(1,818)	549
Net increase in cash and cash equivalents	5,514	3,347
Cash and cash equivalents at beginning of year	10,458	7,111
Cash and cash equivalents at end of year	$15,972	$10,458

Supplemental disclosure of cash flows information
Interest paid	$736	$825
Income taxes paid	$184	$197

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business and Organization

SPAR Group is a leading global merchandising and marketing services company, providing a broad range of services to retailers, manufacturers and distributors around the world.  With more than 40 years of experience, merchandising specialists around the world, average multiple store visits a week and long-term relationships with some of the world’s leading manufacturers and retail businesses, SPAR provides specialized capabilities across more than 10 countries and 5 continents.

Our focus is merchandising and marketing.  Our specialists are in stores restocking shelves, auditing inventory, performing competitive price shopping, setting up exciting promotions, assembling fixtures and furniture, preparing new locations for grand openings, assisting with sales and more.  We provide the “last mile” of retailing and manufacturer product merchandising and marketing.

Our services apply to a wide range of segments and categories.  We serve retailers in the grocery, drug, dollar, discount, convenience, cash and carry, home improvement, consumer electronics, automotive, pharmacy, office supply and mass merchandise segments.  We serve manufacturers and distributors in the personal technology, electronics, beverage, household product, consumables, automotive aftermarket and consumer product segments.  Our ability to recognize trends and opportunities across segments and geographies distinguishes us from local or regional competition.

We operate in markets that represent more than 50% of the world’s population.  We have expanded internationally to serve clients but also to capitalize on growing global demand.  As of the end of 2020, we are in 10 countries including, United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan, India, Turkey.

The Company operates under two divisions: Domestic, International.  The Domestic division is comprised of all operations within the United States.  The International division is a consolidation of all other operations and joint ventures.

The Domestic business is led and operated from our global headquarters in Auburn Hills, MI.  The International business is led from our global headquarters, but then has regional leadership and offices in the respective countries.

Our approach to the international marketplace has historically been to establish joint ventures.  We believe this approach enables us to bring the breadth of our global capabilities and tools while capitalizing on the strength and importance of local executive leadership and resources.

The following table provides details of the structure of our Domestic and International businesses:

Primary Territory	SPAR Percentage Ownership	Principal Office Location
Domestic
United States of America	100%	Auburn Hills, Michigan
National Merchandising Services, LLC (NMS)	51%	Fayetteville, Georgia
Resource Plus of North Florida, Inc. (RPI)	51%	Jacksonville, Florida
International
Japan	100%	Tokyo, Japan
Canada	100%	Vaughan, Ontario, Canada
South Africa	51%	Durban, South Africa
India	51%	New Delhi, India
Australia	51%	Melbourne, Australia
China	51%	Shanghai, China
Mexico	51%	Mexico City, Mexico
Turkey	51%	Istanbul, Turkey
Brazil	51%	Sao Paulo, Brazil

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

Immaterial Revision

In 2020, an error was identified in the Company’s deferred tax table within the income tax footnote in the 2019 consolidated financial statements.  As a result, deferred tax assets from net operating loss carryforwards as of December 31, 2019 were understated by $2.2 million, and the Company’s valuation allowance was understated by the same amount. These immaterial adjustments to the disclosures had no effect on the consolidated balance sheets, statements of operations and comprehensive income, equity and cash flows for any periods presented.  The correction relates to the Company’s Brazil subsidiary. See Note 5 for further details.

Accounting for Joint Venture Subsidiaries

For the Company's less than wholly owned subsidiaries, the Company first analyzes to determine if a joint venture subsidiary is a variable interest entity (a "VIE") in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has: (i) insufficient equity to permit it to finance its activities without additional subordinated financial support; or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE's net assets. The Company continuously re-assesses at each level of the joint venture whether the entity is: (i) a VIE; and (ii) if the Company is the primary beneficiary of the VIE. If it was determined that an entity in which the Company holds an interest qualified as a VIE and the Company was the primary beneficiary, it would be consolidated.

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

The Company records revenue from contracts with its customers through the execution of a Master Service Agreement ("MSA") that are effectuated through individual Statements of Work ("SOW" and with the applicable MSA collectively a "Contract"). The MSAs generally define the financial, service, and communication obligations between the client and SPAR while the SOWs state the project objective, scope of work, time frame, rate and driver in which SPAR will be paid.  Only when the MSA and SOW are combined as a Contract can all five revenue standard criteria be met.  The Company integrates a series of tasks promised within these Contracts into a bundle of services that represent the combined performance obligation of Merchandising Services.  Such Merchandising Services are performed over the duration of the SOW. Most Merchandising Services are performed on a daily, weekly or monthly basis. Revenue from Merchandising Services are recognized as the services are performed based on a rate-per-driver basis (per hour, store visit or unit stocked) with services delivered as they are consumed.

All of the Company's Contracts with customers have a duration of one year or less, with over 90% being completed in less than 30 days, and revenue is recognized as services are performed. Given the nature of the Company's business, how the Contracts are structured and how the Company is compensated, the Company has elected the right-to-invoice practical expedients method allowed under the revenue standard.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

Unbilled Accounts Receivable

Unbilled accounts receivable represents services performed but not billed and are included as accounts receivable.

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $563,000 and $438,000 at December 31, 2020, and 2019, respectively. Bad debt expense was $330,000 and $83,000 for the years ended December 31, 2020 and 2019, respectively.

Leases

The Company's Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have an implicit borrowing rate, the Company’s incremental borrowing rate is based on the information available at commencement date in determining the present value of lease payments. Leases may include options allowing the Company at its sole discretion to extend or terminate the lease, and when it is reasonably certain that those options will be exercised, the Company will include those periods in the lease term. Variable costs, such as payments for insurance and tax payments, are expensed when the obligation for those payments is incurred.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method. Maintenance and minor repairs are charged to expense as incurred. Depreciation expense for both years ended December 31, 2020 and 2019 (including amortization of capitalized software as described below) was $1.7 million.

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

The Company capitalized $1.0 million of costs related to software developed for internal use in both 2020 and 2019, and recognized approximately $1.2 and $1.3 million of amortization of capitalized software for the years ended December 31, 2020 and 2019, respectively.

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

Goodwill is subject to annual impairment tests and interim impairment tests if impairment indicators are present. The impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If it is determined that it is more likely than not, or if the Company elects not to perform a qualitative assessment, the Company proceeds with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. The Company has determined that a quantitative goodwill impairment test was only considered necessary for one of the domestic reporting units, as of December 31, 2020 and 2019. Based on the results of this test, no impairment loss was recognized.

Accounting for Share Based Compensation

The Company measures all employee share-based compensation awards using a fair value method and records the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended December 31, 2020 and 2019 was $136,000 and $235,000, respectively.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

If the inputs used to measure the fair value fall within different levels of the hierarchy, the fair value is determined based upon the lowest level input that is significant to the fair value measurement. Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated the fair values (Level 1) at December 31, 2020 and 2019.  The carrying value of the Company's long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level 2).

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

Recently Adopted

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

In August 2018, the FASB issued ASU 2018-13 which eliminates, adds and modifies certain fair value measurement disclosures. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted.  The adoption of the standard did not have a material impact to the consolidated financial statements.

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

Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12 simplifying various aspects related to the accounting for income taxes. The guidance removes exceptions to the general principles in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of the new guidance to have a material impact on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses”. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 is effective as of January 1, 2020, although in November 2019, the FASB delayed the effective date until fiscal years beginning after December 15, 2022 for SEC filers eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company qualifies as a smaller reporting company under the SEC’s definition. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 on its consolidated balance sheets, statements of operations, statements of cash flows and related disclosures.

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

While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the year ended December 31, 2020, the extent of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows. A prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our access to financing on favorable terms, increase our exposure to potential impairment charges related to long-lived and intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the conditions surrounding the COVID-19 pandemic continue to evolve rapidly, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  The CARES Act is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. As of December 31, 2020, we have elected to defer the employer-paid portion of social security taxes of $1.3 million, which is included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information (in thousands)

	December 31,
Accounts receivable, net, consists of the following:	2020	2019

Trade	$37,502	$38,558
Unbilled	7,369	8,423
Non-trade	2,606	2,756
	47,477	49,737
Less allowance for doubtful accounts	(563)	(438)
Accounts Receivable, net	$46,914	$49,299

	December 31,
Property and equipment consist of the following:	2020	2019

Equipment	$4,322	$4,062
Furniture and fixtures	2,307	2,319
Leasehold improvements	326	308
Capitalized software development costs	14,680	13,549
	21,635	20,238
Less accumulated depreciation and amortization	(18,840)	(17,390)
Property and equipment, net	$2,795	$2,848

	United States	International	Total
Goodwill:
Balance December 31, 2019	$3,150	$634	$3,784
Change in goodwill due to impact of foreign currency	–	(24)	(24)
Balance December 31, 2020	$3,150	$610	$3,760

	December 31,
Intangible assets consist of the following:	2020	2019

Customer contracts and lists	$2,731	$2,731
Trade names	900	900
Patents	870	870
Non compete	520	520
	5,021	5,021
Less accumulated amortization	(2,766)	(2,225)
Intangible assets, net	$2,255	$2,796

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3.  Supplemental Balance Sheet Information (continued)

The Company is amortizing its intangible assets of $5.0 million over lives ranging from 5 to 25 years. Amortization expense for the years ended December 31, 2020 and 2019 was approximately $534,000 and $476,000, respectively. The annual amortization for each of the following years succeeding December 31, 2020, is summarized as follows:

Year	Amount
2021	508
2022	419
2023	280
2024	218
2025	133
Thereafter	697
Total	$2,255

	December 31,
Accrued expenses and other current liabilities:	2020	2019

Taxes payable	$6,053	$2,788
Accrued salaries and wages	7,632	9,248
Accrued accounting and legal expenses	1,389	1,944
Litigation settlement	650	1,200
Accrued third party labor	1,795	2,010
Other	1,226	1,358
Accrued expenses and other current liabilities	$18,745	$18,548

4. Credit Facilities

Domestic Credit Facilities

North Mill Capital Credit Facility

On April 10, 2019, the Company repaid and replaced its 2018 credit facility with PNC Bank, National Association with a new secured revolving credit facility in the United States and Canada (the "NM Credit Facility") with North Mill Capital, LLC ("NM").

In order to obtain, document and govern the NM Credit Facility: SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC") and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each a "NM Loan Party" and collectively, the "NM Loan Parties"), entered into 18-month individual Loan and Security Agreements with NM dated as of April 10, 2019 (as amended by the Modification Agreement defined below, the "NM Loan Agreements"), which governs the obligations of the NM Loan Parties to NM and secures them with pledges of substantially all of the assets of the NM Loan Parties (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

On January 5, 2021, the NM Loan Parties and NM executed and delivered a Waiver and Modification Agreement entered in as of January 4, 2021, and effective as of December 31, 2020 (the "Modification Agreement"), pursuant to which NM and the NM Loan Parties agreed to extend the NM Loan Agreements from October 2021 to April 10, 2022, and increased the amounts of the credit facilities for SMF to $14.5 (USD) million in the USA and decreased the SCC facility to $1.5 (CDN) million in Canada; in addition the Modification Agreement increased SMF's borrowing base availability for unbilled receivables to up to 70% from January 1, 2021 through June 30, 2021, which thereafter reverts to 65%, and increased the unbilled cap for SMF to $4.5 million (USD) from $3.9 million (USD). SCC's facility received similar increases.

To evidence the increase in the US Revolving Credit Facility, SMF executed and delivered to NM a $14.5 (USD) million Amended and Restated Revolving Credit Master Promissory Note (the "Restated US Note"), which amends, restates, supersedes and replaces the prior note. To evidence the decrease in the Canadian Revolving Credit Facility, SCC executed and delivered to NM a $1.5 (CDN) million Amended and Restated Revolving Credit Master Promissory Note (the "Restated Canadian Note"), which amends, restates, supersedes and replaces the prior CDN$ note.

The Restated US Note and Restated Canadian Note (together, the "NM Notes") continue to require the NM Borrowers to pay interest on the loans thereunder equal to (A) Prime Rate designated by Wells Fargo Bank, plus (B) one hundred twenty-five basis points (1.25%) or a minimum of 6.75%. In addition, the Company continues to pay a facility fee to NM of 1.5% for the first $10.5 million loan balance, or $157,500 per year over the term of the agreement, plus a $15,000 one-time fee for each incremental $1 million increase in loan balance up to $14.5 million.  Additionally, for the Modification Agreement, SGRP paid NM a fee of $7,500 and agreed to reimburse NM's legal and documentation fees. On December 31, 2020, the aggregate interest rate was 6.75% per annum, and the outstanding loan balance was $8.3 million. Outstanding amounts are classified as short-term debt.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

Revolving loans are available to the Borrowers under the NM Credit Facility based upon the borrowing base formula defined in the NM Loan Agreement.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Borrowers, including, maintaining a positive trailing EBITDA for each Borrower, limits on executive compensation increases, capital expenditures and other investments.  The Company was in compliance of such covenants as of December 31, 2020.

Fifth Third Credit Facility

On January 9, 2018, the Company completed its acquisition of a 51% interest in its new subsidiaries, Resource Plus of North Florida, Inc., and related companies (collectively, "Resource Plus"). When acquired, Resource Plus was a party to a revolving line of credit facility it secured on May 23, 2016, (the "Fifth Third Credit Facility") from Fifth Third Bank for $3.5 million. Effective April 11, 2018, the term of the Fifth Third Credit Facility was extended and was due on April 23, 2020. Subsequently, the term of the Fifth Third Credit Facility has been extended and is currently scheduled to become due on June 16, 2022.

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of December 31, 2020, there was no outstanding balance. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans there under equal to: (A) the Daily LIBOR Rate (as defined in the agreement) per annum; plus (B) two hundred fifty basis points (2.50%). On December 31, 2020, the aggregate interest rate under that formula was 5.2% per annum.  The Fifth Third Credit Facility contains certain financial and other restrictive covenants.  Resource Plus was in compliance with such covenants as of December 31, 2020.

Other Debt

Effective with the closing of the Resource Plus acquisition in January 2018, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term based on scheduled maturities. The total balance owed at December 31, 2020 is $1.3 million.

International Credit Facilities

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $617,000 USD (based upon the exchange rate at December 31, 2020). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of December 31, 2020 was $200,000 (Australian) or $154,000 USD and is due on demand.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

On October 5, 2018, SPAR Brazil secured a line of credit facility with Branco Santander for approximately 381,000 Brazilian Real or approximately $73,000 USD (based upon the exchange rate at December 31, 2020). The account was closed in September 2020.

SPAR China has secured a loan with Industrial Bank for 3.0 million Chinese Yuan or approximately $460,000 USD (based upon exchange rate at December 31, 2020).  The loan will expire December 17, 2021.  The annual interest rate was 4.65% as of December 31, 2020.  The outstanding balance with Industrial Bank as of December 31, 2020 was 3.0 million Chinese Yuan or $460,000 USD and is due on demand.

SPAR China has secured a loan with CCB Bank for 1.0 million Chinese Yuan or approximately $153,000 USD (based upon exchange rate at December 31, 2020).  The annual interest rate was 4.25% as of December 31, 2020.  The outstanding balance with Industrial Bank as of December 31, 2020 was 1.0 million Chinese Yuan or $153,000 USD and is due on demand.  The note was subsequently paid and closed on January 7, 2021.

SPAR Todopromo has secured a line of credit facility with Ve Por Mos for 5.0 million Mexican Pesos or approximately $262,000 USD (based upon exchange rate at December 31, 2020).  The revolving line of credit will expire May 2021.  The annual interest rate was 8.00% as of December 31, 2020.  There is no outstanding balance at December 31, 2020.

	Interest Rate as of
	December 31, 2020	2021	2022	2023	2024	2025
USA - North Mill Capital	6.75%	8,262	–	–	–	–
USA - Fifth Third Bank	3.60%	–	–	–	–	–
USA - Resource Plus Sellers	1.85%	300	300	700	–	–
Australia - National Australia Bank	6.56%	154	–	–	–	–
China - Industrial Bank	4.65%	460	–	–	–	–
China - CCB Bank	4.25%	153	–	–	–	–
Mexico - Ve Por Mas	8.00%	–	–	–	–	–
Total		$9,329	$300	$700	$-	$-

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	December 31, 2020	December 31, 2019
Unused Availability:
United States	$10,238	$3,694
Mexico	262	–
Australia	463	423
Brazil	–	49
Total Unused Availability	$10,963	$4,166

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

5. Income Taxes

Beginning in 2018, the Tax Cuts and Jobs Act (the "Act") included two new U.S. corporate tax provisions, the global intangible low-taxed income (“GILTI”) and the base-erosion and anti-abuse tax (“BEAT”). The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. The Company has elected to treat GILTI as a period cost.  The Company evaluated the GILTI resulting in a financial statement impact of approximately $350,000 and $400,000 for the year ended December 31, 2020 and December 31, 2019 respectively.  The Company is below the three-year average gross receipts threshold for BEAT to apply.

Income before income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
Domestic	$1,218	$2,207
Foreign	8,056	7,204
Total:	$9,274	$9,411

The income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
Current:
Federal	$474	$357
Foreign	(219)	2,397
State	35	139

Deferred:
Federal	(81)	691
Foreign	(7)	(138)
State	110	132
Net expense	$312	$3,578

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (dollars in thousands):

	Year Ended December 31,
	2020	Rate	2019	Rate
Provision for income taxes at federal statutory rate	$1,947	21.0%	$1,976	21.0%
State income taxes, net of federal benefit	144	1.6%	214	2.3%
Permanent differences	56	0.6%	251	2.6%
Foreign tax rate differential	112	1.2%	717	7.6%
GILTI tax	344	3.7%	527	5.6%
2018 and 2019 impact of high tax exception	(545)	-5.9%	–	0.0%
Brazil deferred tax allowance release	(2,158)	-23.3%	–	0.0%
Other	412	-4.4%	(107)	-1.1%
Net expense	$312	3.3%	$3,578	38.0%

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

Deferred taxes consist of the following (in thousands):	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$1,158	$2,875
Federal Research and Development Credit	240	240
Deferred revenue	–	43
Accrued payroll	–	88
Payroll taxes payable	328	–
Outside basis in domestic partnership	92	–
Allowance for doubtful accounts and other receivable	77	18
Share-based compensation expense	434	524
Foreign subsidiaries	2,978	932
Depreciation	16	573
Right to use assets	3,049	1,730
Other	315	485
Valuation allowance	(397)	(2,511)
Total deferred tax assets	8,290	4,997

Deferred tax liabilities:
Goodwill & Intangible assets of subsidiaries	558	879
Capitalized software development costs	482	505
Right To Use Liabilities	3,049	1,730
Total deferred tax liabilities	4,089	3,114
Net deferred taxes	$4,201	$1,883

As part of the Company’s review of the annual financial statements and relating notes, it was determined that the Company’s 2019 tax footnote presentation was incorrect as both the tax effected net operating loss carry forward deferred tax asset and corresponding valuation allowance were understated by $2.2 million, due to the existence of $10.5 million of NOL carryforwards in Brazil as of December 31, 2019. There was no net impact to the net deferred tax asset and tax expense as the increase in the net operating loss carryforward was offset completely by a corresponding adjustment to the Company’s overall valuation allowance. For comparative purposes, the Company’s prior year income tax footnote has been revised to reflect the adjustment to the net operating loss carryforwards and valuation allowance.

As of December 31, 2020, the Company’s deferred tax assets were primarily the result of U.S. NOL, Brazil NOL and temporary differences. The Company has Federal and State NOL carryforwards of $5.44 million which if unused will expire in years 2026 through 2032, except for approximately $1.58 million that has no expiration.  For the year ended December 31, 2020, the Company recorded a net valuation allowance release of $2.1 million (comprising a full-year valuation release related to the Brazil operations), on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, in part because in the current year the Company achieved three years of cumulative pretax income in the Brazil federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $15.4 million are realizable. It therefore reduced the valuation allowance accordingly.

Approximately $300,000 of the NOLs were incurred prior to the acquisition of PIA Merchandising Services, Inc. in 1999.  The acquisition resulted in a change of ownership under Internal Revenue Code ("IRC") section 382 and placed a limit on the amount of pre-acquisition NOLs that may be used each year to reduce taxable income. This NOL of approximately $300,000 was unused in 2018 and was written off, resulting in an $84,000 tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing net deferred tax assets. For the U.S. based net deferred tax assets, which are approximately $1.2 million, management continues to monitor its operating performance and currently believes that the achievement of the required future taxable income necessary to realize these deferred assets is more likely than not.  Key considerations in this assessment includes current tax law that is expected to continue to generate future U.S. taxable income based on the results of our foreign operations (GILTI tax), our expectation of continued improvements in U.S. operating results and the period of time available to generate future taxable income. It is reasonably possible that this belief could change in the near term requiring the establishment of a valuation allowance which could significantly impact our operating results.

A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$8	$101
Current year provision	5	-
Removal for tax provisions of prior years	-	(93)
Ending balance	$13	$8

Interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

Details of the Company's tax reserves at December 31, 2020, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$13	$6	$1	$20
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$13	$6	$1	$20

In management's view, the Company's tax reserves at December 31, 2020 and 2019, for potential domestic state tax liabilities were sufficient. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act").  Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, addressing the carryback of net operating losses for specific periods, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property.  Additionally, the CARES Act, in efforts to enhance business' liquidity, provides for the deferral of the employer-paid portion of social security taxes.  As of December 31, 2020, the Company has elected to defer the employer-paid portion of social security taxes of $1.3 million, which is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

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

RELATED PARTIES AND RELATED PARTY LITIGATION:

SBS, SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), provided services up until 2018 to the Company and are related parties and affiliates of SGRP, but were not under the control or part of the consolidated Company. SBS was an affiliate because it is owned by an entity controlled by Mr. Robert G. Brown and prior to November 2018 was owned by Mr. Robert G. Brown and Mr. William H. Bartels. SAS was an affiliate because it is owned by Mr. William H. Bartels, Mr. Peter W. Brown and certain other relatives of Mr. Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech was an affiliate because it is owned by Mr. Robert G. Brown. Messrs. Brown and Bartels (including, as applicable, certain related parties, the "Majority Stockholders") collectively own approximately 53.2% of SGRP's common stock and were the founders of SGRP.  Mr. Robert G. Brown is a significant stockholder of SGRP, a member of a 13D control group, SGRP's former Chairman and Director of SGRP and became a director again on April 24, 2020, pursuant to the written consents of Robert G. Brown, William H. Bartels and related parties.  Mr. William H. Bartels is a Director of SGRP.  Mr. William H. Bartels retired as an employee of the Company as of January 1, 2020 (in accordance with the actions of SGRP's Compensation Committee on January 22, 2020). Messrs. Brown, Bartels and related parties also are stockholders, directors and/or executive officers of various affiliates of SGRP.

See Delaware Litigation Settlement, Advancement Claims, SBS Bankruptcy, Settlement and March 2020 Claim, Infotech Litigation and Settlement, SBS Field Specialist Litigation, SBS Clothier Litigation, SBS and SGRP Hogan Litigation, and SBS Rodgers Litigation in  this Note, below, and see Domestic Related Party Services and Disputes, Affinity Insurance and Related Reimbursement Dispute, Bartels' Retirement and Director Compensation, Re-determining Independence of Peter W. Brown, and Other Related Party Transactions and Arrangements in Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions, below.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

Delaware Litigation Settlement

In 2018, SGRP sued the Majority Stockholders in Delaware (the "By-Laws Action") to invalidate the proposed amendments to SGRP's By-Laws put forth in a written consent by Robert G. Brown, William H. Bartels and related parties (the "Proposed Amendments") because the Board's Governance Committee believed that the Proposed Amendments would have negatively impacted all stockholders (particularly minority stockholders).  Robert G. Brown then sued SGRP in Delaware (the "225 Action") seeking to enforce written stockholder consents removing Lorrence T. Kellar from the Board and adding Jeffrey Mayer to the Board.  On January 18, 2019, the parties agreed to settle (the "Delaware Settlement") the By-Laws Action and the 225 Action (together, the "Delaware Actions"), executed limited mutual releases (the "Delaware Releases"), and had the Delaware Actions then dismissed.

In the Delaware Settlement, the parties agreed to amend and restate SGRP's By-Laws (the "2019 Restated By-Laws") with negotiated changes to the Proposed Amendments that (among other things) preserved the then current roles of the Governance Committee and Board in the location, evaluation, and selection of candidates for and their appointment as "director." The Board approved and adopted the 2019 Restated By-Laws on January 18, 2019, incorporating those negotiated changes, which the Governance Committee and the Board intended to help maintain the independent Board desired by them.

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

Advancement Claims

From October 2018 through January 2019, Robert G. Brown and William H. Bartels, in a series of correspondence, demanded from SGRP advancement and indemnification of their respective shares of legal fees and expenses incurred by them in connection with the Delaware Actions and other related party litigation matters.

SGRP denied Mr. Bartels' claims for advancement and indemnification because (among other things) Mr. Bartels was sued predominately as a stockholder in the By-Laws Action and not as a director and the By-Laws Action alleged numerous instances of improper conduct that could preclude indemnification.  Mr. Bartels sued SGRP for advancement.  Counsel advised SGRP that generally advancement was somewhat different than indemnification as money was advanced on the condition (which Bartels has accepted in writing) that the advances be repaid if indemnification was determined to be improper and that Mr. Bartels was a sitting director.  Accordingly, SGRP settled with Mr. Bartels, pursuant to which his action was dismissed and Mr. Bartels' accepted allocated By-Laws expenses of approximately $106,000 were paid by SGRP in April 2019.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

On December 3, 2018, Robert G. Brown sent an email to Mr. McCarthey, Chairman of SGRP's Audit Committee, demanding advancement from SGRP for his proportionate share of the legal fees and expenses incurred by him in the Delaware Actions (the "Brown Advancement Demand").

Counsel advised that Brown had been sued as a stockholder and conspirator in the By-Laws Action against him, and not as a director, Brown was not a director at the time, and they didn't believe Brown could reasonably succeed in a lawsuit for advancement.  SGRP, with the support of its Audit Committee, rejected the Brown Advancement Demand, stating that "The bylaw action does not sue you in your capacity as an officer or director of the company.  Section 6.02 of the bylaws requires the proceeding subject to advancement to be brought "by /reason of the Indemnitee's position with the Corporation or any of its subsidiaries … at the request of the Corporation …."  This provision does not, and was not intended to, cover shareholders for advancement.

On January 27, 2019, Mr. Robert G. Brown sent a draft of his proposed Delaware litigation complaint in an email to Arthur Drogue, SGRP's Chairman, threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated in an email to Mr. McCarthey on February 2, 2019. Mr. Brown on several occasions has sent copies of that complaint to SGRP in 2020; however, through March 26, 2021, no such complaint has been properly served by Mr. Brown.  SGRP continues to deny the Brown Advancement Demand.  Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP, and became a director again on April 24, 2020, pursuant to the written consents of Robert G. Brown, William H. Bartels and related parties.

SBS Bankruptcy, Settlement and March 2020 Claim

In 2019, the Company filed claims against Robert G, Brown's company, SBS, in its federal bankruptcy proceeding in Nevada (the "SBS Chapter 11 Case") seeking reimbursement for $378,838 for SMF's funding of the Affinity Security Deposits and $12,963 for SMF's funding of the field payment checks that would have otherwise bounced, and $1,839,459 for indemnification of SGRP for its settlement (see below) of the Clothier class action case in California ("Clothier") and legal costs and an unspecified amount for indemnification of SGRP for the Hogan action (see below) and other to be discovered indemnified claims.

The Company settled with SBS pursuant to their Compromise and Settlement Agreement, dated July 26, 2019 (the "Settlement Agreement").  The Settlement Agreement was submitted to the court in the SBS Chapter 11 Case.  Pursuant to the Settlement Agreement, the Company settled its claims for (among other things) indemnification from SBS in the Clothier and the Rodgers class action case in Texas ("Rodgers").  See SBS Clothier Litigation, SBS and SGRP Hogan Litigation, and SBS Rodgers Litigation in this Note, below.

On August 6, 2019, the Bankruptcy Court approved the Settlement Agreement and the SBS reorganization pursuant to SBS' First Amended Chapter 11 Plan of Reorganization, as amended by the Settlement Agreement (the "Plan of Reorganization").  Pursuant to its Plan of Reorganization, SBS also settled its potential liability in the Clothier and Rodgers cases, but the Company believes that Robert G. Brown and William H. Bartels were not released from Clothier, any related case or Rodgers.  See SBS Rodgers Litigation, below. In the Settlement Agreement, except for the carve-out described below, SBS completely released the Company from all obligations that may be owed to SBS, and the Company’s $2.2 million in claims were settled for $174,097.34, payable by SBS over 24 monthly installments starting January 1, 2020, and without any interest (collectively, the "Discounted Claim Payments"), as such terms are defined in the SBS Settlement Agreement.

On August 6, 2019, with the support of (among others) the Clothier and Rodgers plaintiffs and the Company, the Court approved the SBS Settlement Agreement and the SBS Reorganization pursuant to the SBS Plan (as defined in the SBS Settlement Release).

The SBS Settlement Agreement provides for a comprehensive mutual release of claims (the "SBS Releases"), including the SBS Claims and the SGRP Claims (as defined therein), except for the Discounted Claim Payments payable by SBS and the proven Unpaid A/R (as defined in the SBS Settlement Agreement) if any payable by the Company upon its determination.  In the SBS Settlement Agreement, the parties agreed to have a third party financial and accounting services firm independently determine the Proven Unpaid A/R based on parameters set forth in the SBS Settlement Agreement and to accept that third party determination as final and binding. That third party financial and accounting services firm has determined that the Company had paid all amounts due to SBS and has no further obligation (the "Independent Final Determination").

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

The Company has recorded the total settlement amount of $174,097 as of December 31, 2019.  To date, SBS is in default of the first fifteen payments totaling $108,810 and formal default notices have been sent to SBS.  As of this date the Company believes these SBS payments must ultimately be paid by SBS and will continue to evaluate its collectability from SBS and establish reserves as appropriate.  As of December 31, 2020, the total settlement amount has been reserved.

On March 6, 2020, Robert G. Brown, President, Director and indirect owner of SBS, sent an email communication on behalf of SBS to Arthur B. Drogue and Arthur H. Baer demanding payment of $1,707,374 to SBS from the Company pursuant to (among other things) the SBS Settlement Agreement (the "March 2020 Claim").  The Company has reviewed the March 2020 Claim in detail (although Brown has provided no backup or proof) and the Company strongly disagrees that any such amount is owed.  The Company believes that the Independent Final Determination and the robust and comprehensive mutual releases and other provisions in the SBS Settlement Agreement provide relief from all such claims and potential future claims and litigation by SBS respecting the Company's past involvement with SBS, including the March 2020 Claim.  However, since and notwithstanding the Independent Final Determination, the SBS Release and the Court's approval of the SBS Settlement Agreement, Robert G. Brown has continued to make unproven and undocumented claims that amounts that were fully released pursuant to the SBS Settlement Agreement and SBS Releases and approved by the bankruptcy court are nevertheless due to SBS from the Company, and the Company strongly disagrees.  The Company is prepared to take action in Nevada Bankruptcy Court by reopening the SBS Chapter 11 Case and petitioning official settlement of this matter.  Since all such claims have been completely released by SBS (with Mr. Robert G. Brown's approval), the Company owes nothing and has not accrued anything respecting Mr. Robert G. Brown's renewed claims.  Mr. Robert G. Brown is significant stockholder of SGRP, and member of a 13D control group, SGRP's former Chairman and director of SGRP, and became a director again on April 24, 2020, pursuant to the written consents of Robert G. Brown, William H. Bartels and related parties.

At SGRP’s March 2020 Board meeting, Mr. Bartels was requested by an independent director to compile a list of claims that he and Mr. Brown believe are owed to them by the Company. On March 17, 2020, that list was given to the Audit Committee Chairman and included additional claims, net of an anticipated reduction, totaling approximately $1.3 million, bringing their total claims to approximately $3 million.  The Company has rejected these claims, and believes it was released from all such claims by SBS in the SBS Releases.

The March 2020 Claim includes estimates for the individual legal defenses of Robert G. Brown and William H. Bartels in the private attorney general action in California ("PAGA") and Texas ("Rodgers") in cases that do not involve and never included the Company and for which the Company believes it has no liability.  The March 2020 Claim also includes defense expenses for the SBS Clothier case, which expenses SBS settled for a highly discounted amount in its bankruptcy reorganization but now wants the Company to pay in full. SBS in its bankruptcy reorganization settled its potential liability in the Rodgers and Clothier cases, and since July 2019, SBS has had no more defense expenses in those cases.  SGRP settled Clothier separately and was never in the Rodgers case.  However, the alleged continued willful misclassification by SBS of its independent contractors after the Clothier misclassification determination is the basis for the PAGA lawsuit against Brown and Bartels.  See Legal Proceedings -- SBS Field Specialist Litigation, SBS Clothier Litigation, and SGRP Hogan Litigation below.  Mr. Bartels' list also includes payments of $500,000 per year to Robert G. Brown for extended retirement and advisory fees, although the Company has never proposed, committed or agreed to them and on several occasions specifically rejected Mr. Brown's proposals in various forms for them.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

Infotech Litigation and Settlement

In 2018, SPAR InfoTech, Inc. ("Infotech"), an affiliate of SGRP that is owned principally by Robert G Brown, sued the Company in New York (the "Infotech Action") seeking  payment of approximately $190,000 for alleged lost tax benefits, significant salary allocations for unauthorized personnel and other expenses that it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary SPAR BSMT (see International Related Party Services in Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions, below).  The Company had previously reimbursed $50,000 of infotech's acquisition expense, but reimbursement of those additional expenses were denied on multiple occasions by both management and SGRP's Audit Committee (whose approval was required because Infotech is a related party). The Company vigorously denied owing any of those amounts.

In 2018, Mr. Brown on behalf of Infotech, also threatened to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech (the "Romanian Claim"). Infotech gave a draft complaint to the Company in 2018. The Company also vigorously denied owing any of those obligations or amounts.

In order to avoid the expenses of protracted litigation, SGRP's Management and the Audit Committee agreed that it would be in the best interest of all stockholders to reach a reasonable settlement of both the Infotech Action and the Romanian Claim for installment payments in reasonable amounts and mutual releases of all other related claims.  Management agreed to a settlement offer of $275,000.  Robert G. Brown accepted the $275,000 offer and the parties entered into the Confidential Settlement Agreement and Mutual Release on October 8, 2019 (the "Infotech Settlement Agreement"), which was approved and ordered by the Court on October 30, 2019, and the Infotech Action was discontinued (dismissed) with prejudice. The Company has paid all the $275,000 in installments with its final payment to Infotech in January 2020.

The Company believes that the robust and comprehensive mutual releases in the Infotech Settlement Agreement provide valuable relief from potential future claims and litigation by Infotech respecting the Company's past involvement with Infotech in the Brazilian and Romanian transactions.

SBS Field Specialist Litigation

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), a significant portion of them were furnished by others and substantially all of whose services were provided to the Company from 2000 to August 2018 by SBS.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

The appropriateness of SBS' treatment of Field Specialists as independent contractors had been periodically subject to legal challenge (both currently and historically) by various states and others. SBS' expenses of defending those challenges and other proceedings generally were, through but not after the termination of the SBS services, reimbursed by the Company after and to the extent the Company determined (on a case-by-case basis) that those defense expenses were costs of providing services to the Company.

The Company settled its potential liability (as a current or former party) under two class action lawsuits against SBS, namely Clothier and Hogan.  SBS was separately dismissed from the Hogan class action prior to the Company's settlement.  SBS settled with Clothier and Rodgers in the SBS Chapter 11 Case, but the Company believes that Robert G. Brown and William H. Bartels were not released from Clothier, any related case or Rodgers (see above).  The Company has never been a party to the Rodgers case.  The Company has been comprehensively released by SBS pursuant to the Settlement Agreement and SBS Releases, but Mr. Brown continues to make claims for SBS against the Company.  See SBS Bankruptcy, Settlement and March 2020 Claim, above.

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

SBS Clothier Litigation

Melissa Clothier provided services to SBS (then known as SPAR Marketing Services, Inc.) pursuant to an "Independent Merchandiser Agreement" (prepared solely by SBS) acknowledging her engagement as an independent contractor. In 2014, Ms. Clothier sued SBS and the Company in Alameda County, California (the "Clothier Case"), in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who were classified by SBS as independent contractors.  Ms. Clothier alleged that she and other class members were misclassified by SBS as independent contractors (instead of as employees) and that, as a result of this misclassification, the defendants improperly underpaid them in violation of various California minimum wage and overtime laws.  The Company was originally a defendant in the Clothier Case but was subsequently dismissed from the action without prejudice (meaning it could have been joined back into the case).

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

Facing significant potential damages in the Clothier Case, SGRP chose to enter into mediation on June 7, 2018, with the plaintiffs and plaintiff's counsel in the Clothier Case to try to settle any potential future liability for any possible judgment against SGRP related to that case.  SGRP asked SBS to participate financially and provide its knowledge in that mediation, but SBS and its stockholders wanted Mr. Brown to lead that mediation SGRP to bear the full cost of any settlement and on several occasions they declined or failed to participate in that mediation. SGRP disagreed, insisting on the economic participation of the Majority Stockholders and SBS.  After extensive discussions with the plaintiffs and plaintiff's counsel in the Clothier Case, SGRP reached a settlement and entered into a memorandum of settlement agreement, pursuant to which the Company would pay a maximum settlement amount of $1.3 million, payable in four equal annual installments of $325,000 each that commenced in December 2019, subject to the final court approval (the "Clothier Settlement"). Final approval was granted on September 20, 2019, and the Company was released by plaintiff and the settlement class from all other liability under the Clothier Case. The Company recorded a $1.3 million charge for the Clothier Settlement during 2018, when the agreement in the Clothier Settlement was reached. To date, the Company has made two installment payments totaling $650,000 under the Clothier Settlement.

Since SGRP has no further involvement in the Clothier Case, SGRP stopped paying (as of June 7, 2018) for SBS' legal expenses (defense and appeal) in the Clothier Case and notified SBS.  Defendants continue to demand that those expenses be reimbursed by SGRP notwithstanding the Independent Final Determination and the SBS Releases.  See SBS Bankruptcy, Settlement and March 2020 Claim, above.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

SBS and SGRP Hogan Litigation

Paradise Hogan and others provided services to SBS pursuant to the terms of their separate Independent Contractor Master Agreements with SBS (prepared solely by SBS), and in such agreements acknowledging their engagement as an independent contractor. In January 2017, Hogan sued SBS and SGRP in the U.S. District Court in Massachusetts asserting claims on behalf of himself and an alleged nationwide class of similarly situated individuals who provided services to SBS.  Hogan alleged that he and other alleged class members were misclassified by SBS as independent contractors (instead of as employees), and as a result of this purported misclassification, Hogan asserted claims on behalf of himself and the alleged Massachusetts class members under federal and state law for failure to pay overtime and minimum wages and other state law claims.  On March 28, 2017, SGRP moved to refer Hogan's claim to arbitration pursuant to his agreement, to dismiss or stay Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted.

On March 12, 2018, the Court denied the Motion to Compel Arbitration as to SGRP because as drafted by SBS, the arbitration clause did not reference or protect SGRP according to the Court.  However, the Court eventually granted SBS the right to arbitrate without SGRP. SGRP appealed to the First Circuit but lost as the appeals court decided that the arbitration clause (as written by SBS) did not protect SGRP.  As a result, SGRP would have been required to go to trial without SBS.

Facing lengthy and costly litigation and significant potential damages in the Hogan Case, on March 27, 2019, SGRP entered into mediation with the plaintiffs and plaintiff's counsel in the Hogan Case to try to settle any potential future liability for any possible judgment against SGRP in that case. SBS and its stockholders were no longer involved in that case and so were not involved in that mediation. SGRP reached a settlement and entered into a memorandum of settlement agreement (the "Hogan Settlement"), which was approved by the court and became final in November 2019, and the Company was released by plaintiff and the settlement class from all other liability under the Hogan Case.  Pursuant to the Hogan Settlement, SGRP agreed to a settlement amount of $250,000 (in three installments), which payments commenced in December 2019 with the first payment of $150,000.  $50,000 was paid in March 2020 and the remaining $50,000 was paid in June 2020.

SBS Rodgers Litigation

Maceo Rodgers provided services to SBS pursuant to the terms of his "Master Agreements", and in such agreements acknowledging his engagement as an independent contractor.  On February 21, 2014, Rodgers filed suit against SBS, Robert G. Brown and William H. Bartels in the U.S. District Court for the Southern District of Texas.  Plaintiff asserted claims on behalf of himself and an alleged class of similarly situated individuals who provided services to SBS as independent contractors, claiming they all were misclassified by SBS independent contractors and that, as a result of this misclassification, the Defendants improperly underpaid them in violation of the Fair Labor Standards Act's overtime and minimum wage provisions.

Rodgers settled for a claim of approximately $618,000 against SBS (but not any claims against Brown or Bartels), in the SBS Chapter 11, and in full settlement of that claim they agreed upon a discounted payment amount of approximately $48,000, payable in equal quarterly installments over a five-year period.

7. Treasury Stock

Pursuant to the Company's 2017 Stock Repurchase Program (the "2017 Repurchase Program"), the Company may repurchase shares of SGRP Common Stock through November 10, 2020, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors.  Under the preceding stock repurchase program (adopted in 2012 and extended and modified in 2015), the Company repurchased all 532,235 shares through December 31, 2020.

On December 22, 2020, the Board of Directors of SGRP (the "Board"), authorized SGRP to repurchase up to 500,000 shares of its SGRP Shares pursuant to the 2021 Stock Repurchase Program (the "2021 Stock Repurchase Program"), which repurchases would be made from time to time over a one year period in the open market and through privately-negotiated transactions, subject to cash availability and general market and other conditions.

SGRP's repurchase program will be financed out of internally generated corporate funds.  Shares acquired would be available later for issuance upon the exercise of stock options through its 2020 Stock Compensation Plan (if approved at the January Special Meeting of Stockholders) and other outstanding options and for other corporate purposes. SPAR Group may terminate or limit the stock repurchase program at any time, and SPAR Group may never repurchase any SGRP Shares.  There were no share repurchases made during the year ended December 31, 2020.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

8. Preferred Stock

SGRP's Certificate of Incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At December 31, 2020, no shares of SGRP Series A Preferred Stock were issued and outstanding.

9. Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible domestic employees. The Company made discretionary contributions of $72,000 and $50,000 for the years ended December 31, 2020 and 2019 respectively.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions

Domestic Related Party Services and Disputes

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

The Company executes its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), and a significant portion of them are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and a significant portion of the Field Administrators are in turn are employed by other independent third parties.

SBS provided substantially all of the Field Specialist services in the U.S.A. to the Company from 2000 to 2018 and from January 1 through July 27, 2018, and an independent vendor and licensee provided them for the balance of 2018 and for 2019 and 2020.

Due to (among other things) the adverse determination in 2016 in the Clothier case (as defined below) that SBS had misclassified its employees as independent contractors and the ongoing proceedings against SBS (which could have had a material adverse effect on SBS's ability to provide future services needed by the Company), SBS' continued higher charges and expense reimbursement disputes, and the Company's identification of an experienced independent third party company (the "Independent Field Vendor") who would provide comparable services on substantially better terms, the Company terminated the services of SBS effective July 27, 2018, and the Company has engaged that Independent Field Vendor to replace those field services previously provided by SBS (other than in California).  The Company similarly terminated SAS and has engaged another independent third-party company to replace those administrative services formerly provided by SAS, effective August 1, 2018 (the "Independent Field Administrator").

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

Other Domestic Related Party Transactions

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin also owns 100% of National Store Retail Services ("NSRS"). Since September 2018, NSRS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs.

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

Resource Plus of North Florida, Inc. ("Resource Plus"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the Resource Plus membership interests and by Mr. Richard Justus through his ownership of the other 49% of the Resource Plus membership interests. Mr. Justus has a 50% ownership interest in RJ Holdings which owns the buildings where Resource Plus is headquartered and operates. Both buildings are subleased to Resource Plus.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

International Related Party Services

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP, 23% by Friedshelf 401 Proprietary Limited and 26% by Lindicom Empowerment Holdings Proprietary Limited. Mr. Garry Bristow, who is an executive at SGRP Meridian and a Director of CMR Meridian, is one of the beneficial owners of both Merhold Cape Property Trust ("MCPT") and Merhold Holding Trust ("MHT"). Mr. Adrian Wingfield, who is a Director of CMR Meridian, is one of the beneficial owners of MHT. MHT owns the building where Meridian is headquartered and also owns 32 vehicles which are leased to Meridian. MCPT provides a fleet of 173 vehicles to Meridian under a month-by-month contract.  Meridian has recently made the decision to end the fleet program with MCPT and award the fleet program to an unrelated party.

SPAR Todopromo is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Juan F. Medina Domenzain ("JFMD"), Juan Medina Staines, Julia Cesar Hernandez Vanegas, and Jorge Medina Staines. Mr. Juan F. Medina Domenzain is an officer and director of SPAR Todopromo and is also majority shareholder (90%) of CONAPAD ("CON") which has supplied administrative and operational consulting support to SPAR Todopromo since 2016.

JFMD, partner in SPAR Todopromo, leased a warehouse to SPAR Todopromo. The lease expires on December 31, 2021.

SPAR BSMT is owned 51% by the Company, 39% by JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by EILLC.  In November 2020, SPAR BSMT hired Peter Brown as a consultant to provide Brazil acquisition strategy services to SPAR BSMT, with a one-time initiation fee of $30,000 Brazilian Real and a monthly fee of $15,000 Brazilian Real effective December 1, 2020; on January 6, 2021, he resigned from the Audit Committee in accordance with Nasdaq Rules.

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

SPAR BSMT has contracted with Ms. Karla Dagues Martins, JDM's sister and a part owner of SPAR BSMT, to handle the labor litigation cases for SPAR BSMT and its subsidiaries.  These legal services are being provided to them by Ms. Martins' company, Karla Martins Sociedade de Advogados ("KMSA"). Accordingly, Ms. Karla Dagues Martins is an affiliate and a related party respecting of the Company.

Summary of Certain Related Party Transactions

The following costs of affiliates were charged to the Company (in thousands):

	Year Ended December 31,
	2020	2019
Services provided by affiliates:
National Store Retail Services (NSRS)	$4,805	$5,586
Office lease expenses (RJ Holdings)	1,187	724
Vehicle rental expenses (MCPT)	1,143	1,175
Office and vehicle rental expenses (MHT)	271	281
Consulting and administrative fees (SPARFACTS)	210	42
Legal services (KMSA)	93	123
Office and vehicle rental expenses (MPT)	56	64
Warehouse rental (JFMD)	50	52
Consulting and administrative services (CON)	34	130
Office lease expenses (Mr. Burdekin)	24	24
Total services provided by affiliates	$7,873	$8,201

Due to affiliates consists of the following (in thousands):	December 31,
	2020	2019
Loans to local investors:
China (included in Other Receivables)	$613	$-

Loans from local investors:(1)
China	$1,746	$2,271
Mexico	623	623
Australia	586	467
South Africa	415	635
Resource Plus	266	531
Brazil	139	139
Total due to affiliates	$3,775	$4,666

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

Affinity Insurance and Related Reimbursement Dispute

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

At the time SMF terminated SAS's services; the security deposit that SAS provided to Affinity to procure insurance coverage on behalf of SMF was approximately $965,000. SMF financed approximately $675,000 of that security deposit. During 2020, SAS received $426,795 of security deposit refund in cash and applied almost all of the remaining balance toward various fees as payments.  SMF has demanded repayment of its advances to SAS from these recent refunds received from Affinity, but SAS has refused. SAS has recently stated it has no funds available to remit to SMF even though they have repeatedly acknowledged SAS owes these advances to SMF.

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

With the agreement of SAS, SMF caused a review to be performed by an independent third-party public Accounting Firm, to verify that all insurance related payments due by SMF to SAS were properly and timely paid to SAS prior of the termination of services in July 2018. The procedures concluded that SMF had paid all funds due SAS for services provided, including all insurance related expenses.

On July 8, 2020 the Company issued a demand notice to SAS for the return of $901,000 (the $675,000 security advances and the $226,000 premium advances) but to-date SAS has refused to comply with this demand.

The Company has prepared the draft of a complaint to be filed in the Supreme Court of the State of New York in Westchester County, NY, seeking appropriate relief and recovery from SAS and other related parties, which it prepared with the support of SGRP's Audit Committee (which has certain oversight responsibilities respecting related party matters).  However, because of the pending changes in the SGRP's CEO and CFO positions, the Audit Committee recommended that management delay filing the complaint until it can be reviewed and pursued by SGRP's new CEO and CFO if and as they determine appropriate, and it has been delayed.

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

Bartels' Retirement and Director Compensation

William H. Bartels retired as an employee of the Company as of January 1, 2020, and as Vice Chairman on July 17, 2020. However, he will continue to serve as a member of SGRP's Board of Directors (the "Board"), a position he has held since July 8, 1999.

Effective as of January 18, 2020, SGRP's Governance Committee proposed and unanimously approved the following benefits for the five-year period commencing January 1, 2020, and ending December 31, 2024 (the "Five-Year Period"), for Mr. Bartels in connection with his retirement: (a) retirement payments of $100,000 per year ("Retirement Compensation"); (b) the then applicable regular non-employee director fees ("Regular Fees"), currently $55,000 per year, and a supplemental Board fee of $50,000 per year ("Supplemental Fees"); and (c) the same medical, dental, eye and life insurance benefits he received for the year ended December 31, 2019, under an arrangement whereby Mr. Bartels shared part of the cost of Medicare and supplemental health benefits, currently valued at approximately $15,588 per year ("Medical Benefits"); in each case paid in accordance with SGRP's payroll schedule and policies, and payable whether or not Mr. Bartels remains a director of SGRP for any reason.

The Retirement Compensation, Regular Fees and Supplemental Fees that remain unpaid during the Five-Year Period: (i) shall be accelerated and paid to Mr. Bartels (or his heirs or assigns) in full upon the sale to a third party of a majority of the SGRP Shares or all or substantially all of SGRP's assets; and (ii) shall survive and be payable in full to his heirs and assigns in the event of the death of Mr. Bartels.

Based on current rates and benefits, the aggregate value of such compensation, fees and benefits payable to Mr. Bartels will be approximately $220,558 per year and a total of $1,102,790 for the Five-Year Period. Such compensation, fees and benefits (in whole or in part) may be extended beyond the Five-Year Period in the discretion of the Board. The Company recognized $700,000 of retirement benefit expense during the year ended December 31, 2020, representing the present value of the future payments due Mr. Bartels.

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

Re-determining Independence of Peter W. Brown

The Governance Committee re-evaluated the independence of Peter W. Brown and determined, effective July 16, 2020, that Peter W. Brown could be considered independent except for Related Party Matters and that he would not be voting on Related Party Matters. A "Related Party Matter" means anything directly or indirectly related to any payment to or for, or any transaction, settlement or litigation with: (i) Robert G. Brown, William H. Bartels, any of their respective family members, or any company or other business or entity (other than the Corporation) directly or indirectly owned or controlled by any one or more of Mr. Brown, Mr. Bartels or their respective family members; (ii) Mr. Jonathan Dagues Martins, any of his family members, or any company or other business or entity directly or indirectly owned or controlled by any one or more of Mr. Martins or his family members; (iii) Earth Investments, LLC, or any other company or other business or entity directly or indirectly owned or controlled by any one or more of Peter W. Brown or his family members; or (iv) SGRP Brasil Participações Ltda., SPAR Brasil Serviços de Merchandising e Tecnologia S.A., or any of the Corporation's other Brazilian subsidiaries.

Peter W. Brown was appointed as a Director on the Board as of May 3, 2018, replacing Mr. Robert G. Brown upon his retirement from the Board and Company at that date.  Peter W. Brown has been re-determined to be an independent director except for Related Party Matters (see above). However, Peter W. Brown remains an affiliate and related party respecting SGRP and was proposed by Mr. Robert G. Brown to represent the Brown family interests.  He worked for and is a stockholder of SAS (see above) and certain of its affiliates, he is the nephew of Mr. Robert G. Brown, SPAR BSMT and owns EILLC, which owns 10% interest in the SGRP's Brazilian subsidiary.

In November, 2020, SPAR BSMT hired Peter W. Brown as a consultant to provide Brazil acquisition strategy services to SPAR BSMT, with a one-time initiation fee of $30,000 Brazilian Real and a monthly fee of $15,000 Brazilian Real effective December 1, 2020, and on January 6, 2021, he resigned from the Audit Committee as he was no longer sufficiently independent for membership on the Audit Committee in accordance with Nasdaq Rules.

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

11. Stock Based Compensation and Other Plans

The Company believes that it is desirable to align the interests of its directors, executives, employees and consultants with those of its stockholders through their ownership of shares of Common Stock issued by ("SGRP Shares"). Although the Company does not require its directors, executives, employees or consultants to own SGRP Shares, the Company believes that it can help achieve this objective: (i) by providing medium term equity incentives through the issuance to its eligible directors, executives, employees or consultants of options to purchase SGRP Shares and other stock-based awards, which it believes it has done pursuant to the Prior  Plans (as defined below); (ii) by providing medium-term equity incentives through the issuance to its eligible directors, executives and employees of options to purchase SGRP Shares pursuant to the 2020 Plan (as defined below) if approved by SGRP's stockholders; and (iii) by facilitating the purchase of SGRP Shares by all of its eligible executives, employees and consultants who elect to participate in its Employee or Consultant Stock Purchase Plans (as defined below). In particular, the Company believes that granting stock-based awards (including restricted options to purchase SGRP Shares to such directors, executives and employees, encourages growth in their ownership of SGRP Shares, which in turn leads to the expansion of their stake in the longer-term performance and success of the Company.

SGRP has granted stock option and restricted stock awards to the Company's eligible directors, officers and employees and consultants providing services to the Company to purchase SGRP Shares pursuant to SGRP's 2018 Stock Compensation (the "2018 Plan"), and SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"). SGRP's stockholders approved and adopted the 2018 Plan in May 2018 and the 2008 Plan in May 2008, as the successor to various predecessor stock option plans.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

As of December 31, 2020, there were awards representing 585,000 shares of SGRP's Common Stock that had been granted under the 2018 Plan (565,000 of which remained outstanding), and awards respecting 3,044,927 shares of SGRP's Common Stock outstanding under the 2008 Plan. After May 31, 2019, the 2018 Plan ended and no further grants can be made under the 2018 Plan respecting such shares of SGRP's Common Stock.

2020 Plan

The Board authorized and approved the revised proposed 2020 stock compensation plan of SPAR Group, Inc. (the "2020 Plan"), to be submitted to the Corporation's stockholders for ratification and approval at the Special Meeting. The 2020 Plan: (a) has four-month term from the 2020 Plan Effective Date (as defined below) through May 1, 2021 (the "20-21 Period"); (b) provides for the issuance of "non-qualified" option awards to purchase shares of SGRP's Common Stock ("SGRP Shares") aggregating: (i) 550,000 SGRP Shares plus; (ii) 50,000 SGRP Shares for each of up to the first three additional new Directors during the period December 1, 2020, to April 30, 2021 (for a possible total of 700,000 SGRP Shares) available for future Awards during the 20-21 Period as outlined below (the "20-21 Maximum") under 2020 Plan; (c) requires the Company to issue as of the Effective Date of the Plan new awards for options to purchase: (i) New Awards for options to purchase an aggregate of 125,000 New Award Shares to 19 employees (other than the Named Executive Officers)  in individual amounts designated by the Board; (ii) 10,000 new award shares to each of Panagiotis N. Lazaretos, Igor Novgorodtsev, Robert G. Brown, and Arthur H. Baer (each a director); and (iii) 50,000 new award shares to each member of the Board of Directors on the Effective Date of the Plan.

The 2020 Plan became effective immediately upon the approval by stockholders on January 19, 2021 (the "2020 Plan Effective Date"), and the 2020 Plan will govern all options issued thereafter. Capitalized terms used and not otherwise defined herein shall have the meanings respectively assigned to them in the 2020 Plan.

The 2020 Plan provides: (i) for a term from the 2020 Plan Effective Date (as defined below) through May 31, 2021 (the "20-21 Period"); and (ii) for 550,000 shares of SGRP's Common Stock ("SGRP Shares") plus 50,000 additional SGRP Shares for each new director added to the Board between January 19, 2021 and April 1,2021, available for future Awards during the 20-21 Period as outlined below (the "20-21 Maximum") under 2020 Plan. The descriptions of the 2020 Plan below are subject to and are qualified in their entirety by the full text of the 2020 Plan, which is attached as Annex B to and is hereby incorporated by reference into this Proxy Statement/Information Statement.

Since one new director joined the Board, 600,000 SGRP Shares were available for Awards on the 2020 Plan Effective Date.  After making the contemplated awards after the 2020 Plan Effective Date, the remaining availability for future new awards for options to purchase will be 35,000 SGRP Shares unless new directors join the Board between January 19, 2021 and April 1,2021.

Under the 2020 Plan, the Company (through its Compensation Committee with Board approval) may from time to time grant Awards in the form of nonqualified stock options ("NQSOs"), respecting SGRP Shares to and the Company's specified executives and employees and directors.  However, unlike the 2008 Plan and 2018 Plan, the 2020 Plan does not permit the granting of incentive stock options ("ISOs"), stock appreciation rights based on SGRP Shares ("SARs"), restricted SGRP Shares ("Restricted Stock"), or restricted stock units based on SGRP Shares ("RSUs").

Summary of the 2020 Plan

The 2020 Plan and 2018 Plan and information regarding options, stock appreciation rights, restricted stock and restricted stock units granted thereunder are summarized below, but these descriptions are subject to and are qualified in their entirety by the full text of the 2020 Plan. Unless again amended and extended (as approved by SGRP's stockholders), the 2020 Plan terminates on May 31, 2021, and thereafter no further Awards may be made under it unless additional time and shares are added to it in an amendment approved by the Board and stockholders. Awards granted prior to the end the final term of the 2020 Plan shall continue to be governed by the 2020 Plan (which 2020 Plan shall continue in full force and effect for that purpose).

Subject to the terms and conditions and within the limitations of the 2020 Plan, the Compensation Committee has the power and authority to recommend to the Board for Board approval: (i) the persons who shall be granted Awards under the 2020 Plan; (ii) when they shall receive Awards and the applicable grant dates; (iii) the standard term of each award, including any provisions for early termination or forfeiture; (iv) the method or formula for determining: (A) the date each option shall become exercisable; (B) whether the installments shall be cumulative; and (C) the date each installment shall become exercisable or vest and the term of each installment; (v) the form of payment of the exercise price for any option; (vi) the method or formula for determining: (A) the exercise price of each option; and (B) the Fair Market Value of a share of Common Stock for all purposes of the Plan; (vii) whether and under what conditions to subject the exercise or vesting of all or any portion of an award to the fulfillment of certain restrictions or contingencies, including (without limitation) restrictions or contingencies relating to: (A) entering into a covenant not to compete with any SGRP Company; (B) financial objectives for the Corporation, any of its Subsidiaries, a division, a product line or other category; and/or (C) the period of continued employment or consulting of the awardee with any SGRP Company, and in each case to determine whether such restrictions or contingencies have been met; (viii) the method or formula for determining the amount, if any, necessary to satisfy the obligation to withhold taxes or other amounts with respect to any award; (ix) whether to cancel or modify an award either with or without the consent of the Awardee or as provided in the Contract, provided, however, that any modified provision is permitted to be included in an Award granted under the 2020 Plan on the date of the modification, and provided, further, that in the case of a modification (within the meaning of Section 424(h) of the Code) of an ISO, such option as modified would be permitted to be granted on the date of such modification under the terms of the 2020 Plan; (x) how to construe the respective Contracts and the 2020 Plan; and (xi) the policies, rules and regulations relating to the 2020 Plan and how and when to prescribe, amend and rescind the same.

The 2020 Plan sets and limits the maximum number of shares of Common Stock that may be issued pursuant to Awards made under the 2020 Plan to the 20-21 Maximum during the 20-21 Period, subject to adjustment as provided in the 2020 Plan (see below).

The employees, officers and directors of the providing services to the Company (collectively, the "Participants") under the 2020 Plan may be (and under the 2018 Plan may have been) granted certain Equity Compensation Awards based on SGRP Shares. There are approximately 120 employees, officers and directors who currently meet the eligibility requirements to participate in the 2020 Plan.

Like the 2018 Plan, the 2020 Plan permits the granting of awards consisting of non-qualified options to purchase shares of SGRP Shares Common Stock ("NQSOs" or "Options"). However (unlike the 2018 Plan and 2008 Plan), the 2020 Plan does not permit granting options that qualify under Section 422 of the United States Internal Revenue Code of 1986 as amended (the "Code") for treatment as incentive stock options ("Incentive Stock Options" or "ISOs") stock appreciation rights based on SGRP Shares ("SARs"), restricted SGRP Shares ("Restricted Stock"), and restricted stock units based on SGRP Shares ("RSUs").

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

2008 Plan Summary

2008 Plan Stock option award activity for the years ended December 31, 2020 and 2019 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2019	3,044,927	$1.01	4.55	$103
Granted	–	–	–	–
Exercised/cancelled	804,580	$0.44	–	$–
Forfeited or expired	13,136	–	–	–
Outstanding at December 31, 2019	2,227,211	$1.22	4.83	$452
Granted	–	–	–	–
Exercised	57,500	$1.00	–	$–
Forfeited or expired	711,775	–	–	–
Outstanding at December 31, 2020	1,457,936	$1.31	3.63	$113
Exercisable at December 31, 2020	1,367,936	$1.33	3.45	$101

The weighted-average grant-date fair value of stock option awards granted during the year ended December 31, 2020 was $0.00. The total intrinsic value of stock option awards exercised during the year ended December 31, 2020 and 2019 was $6,000 and $257,000, respectively.

The Company recognized $95,000 and $139,000 in stock-based compensation expense relating to stock option awards during the years ended December 31, 2020 and 2019, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2020 and 2019, was approximately $24,000 and $35,000, respectively.

As of December 31, 2020, total unrecognized stock-based compensation expense related to stock options was $17,000. This expense is expected to be recognized over a weighted average period of approximately 1.0 years, and will be adjusted for changes in estimated forfeitures.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

2018 Plan Summary

Following are the specific valuation assumptions used for options granted in 2020 and 2019 for the 2019 Plan:

	2020	2019
Expected volatility	0.0%	39.0%
Expected dividend yields	0.0%	0.0%
Expected term (in years)	2	3
Risk free interest rate	0.0%	2.3%
Expected forfeiture rate	0.0%	5.0%

2018 Plan Stock option award activity for the years ended December 31, 2020 and 2019 are summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2019	235,000	$1.23	9.35	$–
Granted	320,000	$0.64	–	$–
Exercised/cancelled	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2019	555,000	$0.89	8.88	$–
Granted	–	–	–	–
Exercised	18,750	$0.64	–	$–
Forfeited or expired	106,250	–	–	–
Outstanding at December 31, 2020	430,000	$0.90	7.87	$8
Exercisable at December 31, 2020	281,250	$0.90	7.87	$8

The weighted-average grant-date fair value of stock option awards granted during the year ended December 31, 2020 was $0.00. The total intrinsic value of stock option awards exercised during the years ended December 31, 2020 and 2018 was $3,000 and $0.

The Company recognized $34,000 and $90,000 in stock-based compensation expense relating to stock option awards during the years ended December 31, 2020 and 2019, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2020 and 2019, was approximately $8,000 and $22,000, respectively.

As of December 31, 2020, total unrecognized stock-based compensation expense related to stock options was $41,000. This expense is expected to be recognized over a weighted average period of approximately 2.0 years, and will be adjusted for changes in estimated forfeitures.

Restricted Stock - 2008 Plan

The restricted stock awards previously issued under the 2008 Plan vested during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Restricted stock granted under the 2008 Plan is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. The shares of stock are issued and value is recognized as compensation expense ratably over the requisite service period which generally is the award's vesting period. The Company did not issue restricted stock awards to its employees or Directors under the 2008 plan during the years ended December 31, 2020 and 2019.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

The following table summarizes the activity for restricted stock Awards during the years ended December 31, 2020 and 2019:

Weighted-
Average
Grant Date
Fair Value
	Shares	per Share
Unvested at January 1, 2019	1,000	$1.36
Granted	–	–
Vested	(1,000)	1.36
Forfeited	–	–
Unvested at December 31, 2019	–	–
Granted	–	–
Vested	–	–
Forfeited	–	–
Unvested at December 31, 2020	–	$–

During the years ended December 31, 2020 and 2019, the Company recognized approximately $0 and $1,200, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock-based compensation expense related to restricted stock during the years ended December 31, 2020 and 2019 was approximately $0.

During the years ended December 31, 2020 and 2019, the total fair value of restricted stock vested was $0 and $1,000, respectively.

As of December 31, 2020, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $0.

Restricted Stock - 2018 Plan

The restricted stock awards previously issued under the 2018 Plan (like those under the 2008 Plan) vested during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Restricted stock granted under the 2018 Plan (like those under the 2008 Plan) is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. The shares of stock are issued and value is recognized as compensation expense ratably over the requisite service period which generally is the award's vesting period. In 2020 and 2019, there were no restricted stock awards issued to its Directors.

The following table summarizes the activity for restricted stock awards during the year ended December 31, 2020 and 2019:

Weighted-
Average
Grant Date
Fair Value
	Shares	per Share
Unvested at January 1, 2019	10,000	$1.23
Granted	–	–
Vested	(10,000)	1.23
Forfeited	–	–
Unvested at December 31, 2019	–	–
Granted	–	–
Vested	–	–
Forfeited	–	–
Unvested at December 31, 2020	–	$–

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

During the years ended December 31, 2020 and 2019, the Company recognized approximately $0 and $4,000, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock based compensation expense related to restricted stock during the years ended December 31, 2020 and 2019 was approximately $0 and $1,000, respectively.

During the years ended December 31, 2020 and 2019, the total fair value of restricted stock vested was $0 and $7,000, respectively.

As of December 31, 2020 and 2019, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $0.

Inducement Plan Summary

During 2020, the Company issued 200,000 inducement stock options outside the 2018 Plan.

Inducement Plan Stock option award activity for the year ended December 31, 2020 is summarized below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at December 31, 2019	–	–	–	–
Granted	200,000	$0.85	9.67	$60
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2020	200,000	$0.85	9.67	$60
Exercisable at December 31, 2020	–	–	–	–

The weighted-average grant-date fair value of stock option Awards granted during the year ended December 31, 2020 was $0. The total intrinsic value of stock option Awards exercised during the year ended December 31, 2020 was $0.

The Company recognized $7,000 and $0 in stock-based compensation expense relating to stock option awards during the year ended December 31, 2020. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2020, was approximately $2,000.

As of December 31, 2020, total unrecognized stock-based compensation expense related to stock options was $71,000. This expense is expected to be recognized over a weighted average period of approximately 4.0 years, and will be adjusted for changes in estimated forfeitures.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Year Ended December 31,
	2020	2019
Revenue, net:
United States	$92,118	$90,720
International	138,399	162,156
Total revenue	$230,517	$252,876

Operating income:
United States	$1,876	$2,818
International	7,846	7,373
Total operating income	$9,722	$10,191

Interest expense:
United States	$650	$613
International	40	433
Total interest expense	$690	$1,046

Other (income), net:
United States	$8	$(2)
International	(250)	(264)
Total other (income), net	$(242)	$(266)

Income before income tax expense:
United States	$1,218	$2,207
International	8,056	7,204
Total income before income tax expense	$9,274	$9,411

Income tax expense:
United States	$133	$792
International	179	2,786
Total income tax expense	$312	$3,578

Net income:
United States	$1,084	$1,415
International	7,878	4,418
Total net income	$8,962	$5,833

Net income (loss) attributable to non-controlling interest:
United States	$(883)	$(760)
International	(4,712)	(2,654)
Total net income (loss) attributable to non-controlling interest	$(5,595)	$(3,414)

Net income attributable to SPAR Group, Inc.:
United States	$202	$655
International	3,165	1,764
Total net income attributable to SPAR Group, Inc.	$3,367	$2,419

Depreciation and amortization:
United States	$1,620	$1,642
International	510	548
Total depreciation and amortization	$2,130	$2,190

Capital expenditures:
United States	$1,360	$1,140
International	240	238
Total capital expenditures	$1,600	$1,378

There were no inter-company sales for 2020 or 2019.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

	December 31,
	2020	2019
Assets:
United States	$31,675	$24,927
International	52,354	54,608
Total assets	$84,029	$79,535

Geographic Data (in thousands)

	Year Ended December 31,
	2020		2019
Net international revenue:		% of consolidated net revenue		% of consolidated net revenue
Brazil	$49,940	21.7%	$65,942	26.1%
South Africa	28,235	12.2	27,201	10.8
Mexico	22,679	9.8	23,324	9.2
China	12,401	5.4	12,993	5.1
Japan	9,273	4.0	11,469	4.5
India	8,589	3.7	8,813	3.5
Canada	6,294	2.7	9,059	3.6
Australia	988	0.4	3,087	1.2
Turkey	–	–	268	0.1
Total net international revenue	$138,399	59.9%	$162,156	64.1%

	Year Ended December 31,
	2020	2019
Long lived assets:
United States	$4,809	$4,957
International	2,487	3,954
Total long lived assets	$7,296	$8,911

13. Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Numerator:
Net income attributable to SPAR Group, Inc.	$3,367	$2,419

Denominator:
Shares used in basic net income per share calculation	21,110	20,916
Effect of diluted securities:
Stock options and unvested restricted shares	45	241
Shares used in diluted net income per share calculations	21,155	21,157

Basic net income per common share:	$0.16	$0.12
Diluted net income per common share:	$0.16	$0.11

14.     Lease Obligations

The Company is a lessee under certain operating leases for office space and equipment. Prior to adopting ASC 842, the Company followed the lease accounting guidance as issued in ASC 840. Under ASC 840, the Company classified its leases as operating or capital leases based on evaluation of certain criteria of the lease agreement. For leases that contained rent escalations or rent holidays, ASC 840 requires that total rent expense during the lease term be recorded on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent expense as deferred rent on the balance sheet. Any tenant improvement allowances received from the lessor would also be recorded as a reduction to rent expense over the term of the lease.

ASC 842 requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding ROU, subject to certain permitted accounting policy elections.

Under ASC 842, the SPAR Group determines, at the inception of the contract, whether the contract is or contains a lease based on whether the contract provides the SPAR Group the right to control the use of a physically distinct asset or substantially all of the capacity of an asset.

Many of SPAR's equipment leases are short-term or cancellable with notice. The SPAR’s Group office space leases have remaining lease terms between one and approximately eleven years, many of which include one or more options to extend the term for periods thereafter. Certain leases contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to SPAR if not exercised. The extension options and termination options may be exercised at the SPAR’s Group sole discretion. The SPAR Group does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if the SPAR Group is not reasonably certain to exercise the option. As of December 31, 2020 and 2019, SPAR has not included any options to extend or terminate a lease in its measurement of ROU assets or lease liabilities.

The Company adopted ASC 842 at the beginning of the first quarter of 2019.  As a result of adopting the new standard, SPAR recognized ROU assets and liability of $5.7 million. There was no adjustment to deferred taxes as a result of SPAR’s adoption of ASC 842. The adoption of ASC 842 did not have a material impact on SPAR’s results of operations or cash flows, nor did it have an impact on any of SPAR's existing debt covenants.

Certain of the SPAR’s Group leases include covenants that oblige the SPAR Group, at its sole expense, to repair and maintain the leased asset periodically during the lease term. The SPAR Group is not a party to any leases that contain residual value guarantees nor is SPAR a party to any leases that provide an option to purchase the underlying asset.

Many of the SPAR's Group office space leases include fixed and variable payments. Variable payments relate to real estate taxes, insurance, operating expenses, and common area maintenance, which are usually billed at actual amounts incurred proportionate to the SPAR's Group rented square feet of the building. Variable payments that do not depend on an index or rate are expensed by the SPAR Group as they are incurred and are not included in the measurement of the lease liability.

Some of the SPAR's Group leases contain both lease and non-lease components. Fixed and variable payments are allocated to each component relative to observable or estimated standalone prices. The SPAR Group measures its variable lease costs as the portion of variable payments that are allocated to lease components.

SPAR Group measures its lease liability for each leased asset as the present value of lease payments, as defined in ASC 842, allocated to the lease component, discounted using an incremental borrowing rate specific to the underlying asset. The SPAR's Group ROU assets are equal to the lease liability, the SPAR Group estimates its incremental borrowing rate based on the interest rate the SPAR Group would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.

The components of the SPAR's Group lease expenses for the year ended December 31, 2020 and 2019, which are included in the consolidated income statement, are as follows (in thousands):

		Year Ended	Year Ended
Lease Costs	Classification	December 31, 2020	December 31, 2019
Operating lease cost	Selling, General and Administrative Expense	$3,002	$2,030
Short-term lease cost	Selling, General and Administrative Expense	216	85
Variable costs	Selling, General and Administrative Expense	56	290
Total lease cost		$3,274	$2,405

Supplemental cash flow information related to SPAR’s leases for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,232	$1,980

Right-of-use assets obtained in exchange for lease obligations
Operating leases (a)	$368	$6,928
(a)         Amounts for the year ended December 31, 2019 include the transition adjustment for the adoption of ASU 2016-02.

Leases	December 31, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	$2,900	$4,948
Liabilities:
Current portion of operating lease liabilities	$1,398	$2,828
Non-current portion of operating lease liabilities	1,502	2,120
Total operating lease liabilities	$2,900	$4,948

Weighted average remaining lease term - operating leases (in years)	2.95	5.9
Weighted average discount rate - operating leases	9.9%	8.9%

At December 31, 2020, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

For the Year Ended December 31,	Amount
2021	$1,550
2022	781
2023	331
2024	246
2025	392
Thereafter	142
Total future operating lease liability	3,443
Less: amount representing interest	543
Present value of operating lease liabilities	$2,900

15.     Subsequent Events

Appointment of President and Chief Executive Officer ("CEO") of SPAR

On February 16, 2021, SPAR Group, Inc. issued a Press Release (the "Release") announcing the appointment and election of Mike Matacunas on February 4, 2021, as the Company's new President and Chief Executive Officer (the "CEO") pursuant to the action of SPAR Group's Board of Directors (the "Board"), and his appointment and election as a Director of SPAR Group, Inc. by the independent Directors of SGRP. Mr. Matacunas commenced his role on February 22, 2021. In this role, Mr. Matacunas will be responsible for setting global strategy, overseeing operations and growing a business with more than 20,000 merchandising specialists.  Mr. Matacunas will be both an Executive and an Officer (as defined in SGRP's By-Laws) and will report directly to the Board. He also was elected to the Board as a Director.

North Mill (NM) Loan Modification

On March 22, 2021, NM Loan Parties and NM executed and delivered a Second Modification Agreement entered in as of March 22, 2021, and effective as of April 1, 2021 (the "Modification Agreement"), pursuant to which NM and the NM Loan Parties agreed to extend the NM Loan Agreements from April 10, 2022 to October 10, 2023, and increased the amounts of the credit facilities for SMF to $16.5 (USD) million in the USA while the SCC facility remained at $1.5 (CDN) million in Canada; in addition, the Modification Agreement increased SMF's borrowing base availability for unbilled receivables to up to 70% permanently, and increased the unbilled cap for SMF to $5.5 (USD) million from $4.5 (USD) million.  The Restated US Note and Restated Canadian Note (together, the "NM Notes") will require the NM Borrowers to pay interest on the loans thereunder equal to: (A) Prime Rate designated by Wells Fargo Bank, plus; (B) one hundred twenty-five basis points (0.95%) or a minimum of 5.25%. In addition, the Company continues to pay a facility fee to NM of 0.8% decreased from 1.5% for the first $10,5 million loan balance, or $84,000 per year, over the term of the agreement, plus a $15,000 one-time fee for each incremental $1 million increase in loan balance up to $16.5 million.  Additionally, the early termination fee has decreased from 1% to 0.85% of on the advance limit.

Loan to Majority Shareholders

On March 25, 2021, the Company has entered a short-term loan agreement with Mr. William H. Bartels, for the total amount of $100,000.  The loan shall bear interest at a fixed annual rate equal to 2% per annum through the maturity date of May 25, 2021.  After the maturity date, all outstanding obligations shall bear interest until paid in full at the fixed annual rate equal to 6% per annum, compounded monthly. Mr. Bartels has agreed to secure the obligations with equivalent shares of common stock issued by SPAR Group, Inc.

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period (3)	(Recovered From)/Charged to Costs and Expenses	Deductions(1,2)	Balance at End of Period
Year Ended December 31, 2020

Deducted from asset accounts:
Allowance for doubtful accounts	$438	330	205	$563
Valuation allowance for deferred tax asset	2,511	44	2,158	397

Year Ended December 31, 2019

Deducted from asset accounts:
Allowance for doubtful accounts	$533	83	178	$438
Valuation allowance for deferred tax asset	2,450	61	–	2,511

(1)         Uncollectible accounts written off, net of recoveries

(2)         Valuation allowance amounts released

(3)         Beginning balance updated to reflect Immaterial Revision to the consolidated financial statements as described further in Note   2.  The valuation allowance for deferred tax asset line item disclosure has been included within this table with the balance at the end of the period updated to reflect the revision in the valuation allowance consistent with the description in Note 5.