Form 10-K/A
period 2020-12-31
SPAR Group, Inc.
filed 2021-04-29
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No.1

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 31, 2020, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $24.3 million.

The number of shares of the Registrant's Common Stock outstanding as of March 23, 2021, was 21,253,483 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021, as amended is hereby incorporated by reference into this Amendment to SGRP's Annual Report on Form 10-K/A.

SPAR GROUP, INC.

FORM 10-K/A

Amendment No.1

INDEX

PART III

Item 10	Directors, Executive Officers and Corporate Governance	-1-
Item 11	Executive Compensation	-11-
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	-21-
Item 13	Certain Relationships and Related Transactions, and Director Independence	-21-
Item 14	Principal Accountant Fees and Services	-26-

PART IV

Item 15	Amended Exhibits	-27-
	Signatures	-35-

FIRST AMENDMENT ON FORM 10-K/A

SPAR Group, Inc. (the "Corporation" or "SGRP", and together with its subsidiaries, the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend SGRP's Annual Report on Form 10-K for the year ended December 31, 2020 ("Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2020, to include the information required by Part III of our Form 10-K and to make corresponding changes in the table of contents. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by April 30, 2020.  SGRP also is filing his Amendment to amend and attach Exhibits 3.3, 3.4, 3.5, and 3.6, and to amend and delete Exhibits 3.7, 3.8 and 3.9.  References to the Annual Report in Form 10-K and in this Amendment shall mean SGRP's 10-K as amended by this Amendment.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are filed, and Exhibits 32.1 and 32.2 are furnished herewith. Except as described above, this Amendment does not amend or otherwise update any other information in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report (including the 10-K and this Amendment) forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation",) and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group" and the "Company"). There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held later in 2021 (the "Proxy Statement"), which SGRP expects to file on or about May 5, 2021, with the Securities and Exchange Commission (the "SEC"), and SGRP's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report Amendment and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

These forward-looking statements reflect the Company's Expectations, views, Risks and assumptions only as of the date of 2020 Annual Report, and the Company does not intend, assume any obligation, or promise to publicly update or revise any forward-looking statements (including any Risks or Expectations) or other information (in whole or in part), whether as a result of new information, new or worsening Risks or uncertainties, changed circumstances, future events, recognition, or otherwise.

Please see Parts I and II of SGRP's Annual Report on Form 10-K for the year ended December 31, 2020 ("Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2021, which are incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Board of Directors of the Corporation

The Board is responsible for overseeing the management, policies and direction of the Corporation and its subsidiaries (collectively, the "Company"), both directly and through its committees (see "Corporate Governance" below). The current members of the Board and nominees for election to the Board as of March 23, 2021, are set forth below:

Name	Age	Position with SPAR Group, Inc.
Robert G. Brown	78	Chairman of the Board and Director
Arthur H. Baer (1) (3)	74	Vice Chairman. Director and Chairman of the Audit Committee
Michael R. Matacunas	53	Chief Executive Officer, President and Director
William H. Bartels	77	Director
Peter W. Brown (2) (3)	40	Director
Jeffrey A. Mayer (1) (2) (3)	69	Director and Chairman of the Governance Committee
Panagiotis ("Panos") N. Lazaretos (2) (3)	48	Director
Igor Novgorodtsev (1) (2) (3)	50	Director and Chairman of the Compensation Committee
James R. Brown Sr.	74	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance Committee

Robert G. Brown became the Chairman of the Board on March 18, 2021. Mr. Brown rejoined the Board as a director on April 24, 2020, pursuant to the written consents of the Brown Group and Mr. Bartels.  Mr. Brown served as director of SGRP from July 8, 1999, the effective date of the merger of SPAR Marketing Force, Inc., and related companies, a business he co-founded (the "SPAR Companies"), with PIA Merchandising Services, Inc. (the "Merger") creating SPAR Group Inc., until his retirement on May 3, 2018. Mr. Robert G. Brown served as the non-executive Chairman of SGRP from 2012 through such retirement, as the Executive Chairman and an Officer of SGRP from 2008 through 2012, and as the Executive Chairman, Chief Executive Officer and President of SGRP from July 8, 1999, through 2008.  Prior to the Merger in 1999, Mr. Robert G. Brown served as the Chairman, President and Chief Executive Officer of the SPAR Companies since certain of its predecessors were formed in 1979.

Arthur H. Baer serves as a Director of SGRP, became the Chairman of the Audit Committee effective February 1, 2020, serves as a member of the Audit, and Governance Committees, and has done so since September 3, 2019. Mr. Baer was also the Chairman of the Board through March 18, 2021 and currently serves as Vice Chairman of the Board.  He was a Legislator in Columbia County, New York until 2015 and previously served as the Chairman of the Board of Supervisors from January 2008 to December 2009 and as County Executive during the same period.  Mr. Baer was Dean of the College of Business and Administration at Drexel University in Philadelphia from 1993 to 1996.  For 20 years (from 1998 through August of 2018), he was also a Director and Audit Committee Chair for Seneca Foods, Inc., a multi-billion-dollar international food company. Mr. Baer's business background also includes experience in managing businesses, senior leadership development and the evaluation of strategic opportunities and challenges. He was President of Hudson Valley Publishing from 2003 to 2008 and also held the position from 1998 to 1999. He was President of Arrow Electronics Europe from 2000 to 2002 and President of XYAN Inc. from 1996 to 1998. Mr. Baer has also served as a senior executive at Standard Brands, Northwest Industries, and Cablevision Systems.  He holds a B.A. and M.B.A. from Columbia University.  The Board concluded that Mr. Baer should be a director of the Corporation because of his extensive experience in senior management and financial matters and the evaluation of strategic opportunities and challenges.

Michael R. Matacunas serves as the Chief Executive Officer, President and a Director of SGRP and has held such positions since his appointment as Chief Executive Officer of SGRP on February 16, 2021.  He is a Fortune 500 veteran with more than 30 years of relevant leadership experience. He has worked in public and private companies, developed and led international business growth, driven exceptional operational results and built world-class teams. He was previously the Chief Administrative Officer at Dollar Tree Inc., where he helped lead the successful multi-billion-dollar acquisition and integration of Family Dollar Stores, including, among other things, merchandising, sourcing, operational and executive improvements. Prior to this, Mr. Matacunas was CEO of a successful retail professional services business that transformed leading global retailers, wholesalers and consumer packaged goods companies. Mike's experience also includes strategy, consulting and world-wide roles at leading technology companies, including IBM and Manhattan Associates. Mr. Matacunas earned a BA in Economics from Boston University and an MBA from the College of William & Mary Mason School of Business.

William H. Bartels serves as Vice Chairman and a Director of SGRP and has held these positions since July 8, 1999 (the effective date of the Merger). He retired as an employee of the Company as of January 1, 2020 (in accordance with the actions of SGRP's Compensation Committee on January 22, 2020).  See Bartels' Retirement and Director Compensation, below.  Mr. Bartels most recently led the Company's domestic M&A activity, expanding SPAR's presence and building relationships throughout the industry. Recently, he located and assisted in the acquisition of Resource Plus and their affiliated marketing service and related technology and fixture manufacturing companies.  Prior to the Merger, he served as Vice Chairman, Secretary, Treasurer and Senior Vice President of the SPAR Marketing Companies (a business he co-founded) since 1967. From 1967 to 1999, he was responsible for sales and marketing of the SPARLINE technology and its related consulting business for evaluating trade promotion spending and strategies for the top tier of CPG companies, domestic and international.  He gained industry wide recognition for SPARLINE (which ceased being a Company product and became a related party product in 1999) as reported through numerous industry publications, while negotiating partnerships with research companies in the U.K and Australia for using the system. He has spoken at conferences in the U.S., Europe, and South America such as: Advertising Research Foundation, Promotion Marketing Association of America, European Society of Marketing Research, Advertising Age and American Management Association. When SPAR began its marketing service business, Mr. Bartels again assumed a business development role and was individually responsible for signing a significant portion of SPAR's customer revenue.

Peter W. Brown joined the Board of SGRP in May 2018, served as a Board Observer to the Corporation's Board of Directors from 2014 through December 2016, serves as a director of and is a consultant to the Corporation's Brazilian subsidiary, SPAR BSMT and owns EILLC (which owns 10% of SPAR BSMT). See Certain Relationships and Related Transactions, and Director Independence - International Related Party Services, below). Mr. Brown is currently a member of Governance and Compensation Committee of the SGRP Board.  He also has served as a director of Business Ideas Provider, LTD, since 2012, and represented SAS as a director of Affinity Insurance, LTD, since 2013. Mr. Peter Brown received a BS from the University of Massachusetts's School of Natural Science and an MBA from the University of Massachusetts's Isenberg School of Management.

Jeffrey A. Mayer joined the Board of SGRP in January 2019 and is the Chairman of the Governance Committee and serves as a member of the Audit and Compensation Committees. Mr. Mayer has had a long career as an entrepreneur and executive in the energy industry. Since 2018 Mr. Mayer has served as the executive chairman of Oasis Charger Corporation, the manufacturer and distributor of the Juice Bar EV charger systems. Since 2011 Mr. Mayer founded and served as Present and CEO of Soluxe Inc., and chairman of its subsidiaries, Solomon Energy Inc. Solomon Energy Advisors LLC, and Solomon Community Solar LLC. Since 2015 Mr. Mayer served as advisor to and venture partner of Oak Investment Partners. In addition to SPAR Group, he is a member of the Boards of Directors of Photobucket Corp. and Tomorrow Energy Inc. He serves on a number of not-for-profit boards including Kingsley Trust Association and Social Venture Partners of Connecticut. In 1999 Mr. Mayer founded, and through 2011 served as CEO and President of, and chairman or a member of the Board of, MXenergy, Inc., which was an SEC reporting entity. From 1993 through 1999, Mr. Mayer served as a managing director of AIG Trading Corporation and Sempra Energy Trading Company and as President of AIG Securities Corporation and AIG Clearing Corporation. From 1999 through 2005, Mr. Mayer served as a member of the Risk Oversight Committee of Northeast Utilities and consultant to Northeast Utilities and to Chicago Board of Trade Clearing Corporation. From 1987 through 1993, Mr. Mayer served as a Vice President of Goldman Sachs & Co., and from 1984 through 1987, Mr. Mayer served as the chief counsel of the J. Aron Commodities Division of Goldman Sachs & Co. From 1979 through 1983 Mr. Mayer served as an attorney with Barrett Smith Schapiro Simon & Armstrong in New York, NY. Mr. Mayer is a graduate of Yale University (B.A. 1973) and New York University (L.L.B. 1978).  The Board concluded that Mr. Mayer should be a director of the Corporation because of his experience as a director of an SEC reporting entity, extensive management experience and legal expertise.

Panagiotis ("Panos") N. Lazaretos joined the SGRP Board on December 10, 2019, when his appointment under the Written Consents became effective (see Appointment and Election of Panagiotis ("Panos") N. Lazaretos as a Director, above).   Mr. Lazaretos is currently a member of Governance and Compensation Committee of the SGRP Board.  Mr. Lazaretos has over 15 years of international business development experience focusing on retail service operations and on Central and Eastern Europe, Russia, the Middle East and North Africa. Mr. Lazaretos is a co-founder and significant shareholder of and since November 2017 has been the Chief Executive Officer and Chairman of the Board of Directors of Thenablers, Inc., a non-operational international business development organization that will be focused on the design and execution of new market strategies for its clients.  Robert G. Brown, William H. Bartels and a number of their related parties are investors in Thenablers (although they collectively own less than one-half percent of the Thenablers outstanding stock). According to its most recent SEC Filings, Thenablers, Inc. is a development-stage company and has recorded no revenue through June 30, 2019.  From time to time, Mr. Lazaretos has provided consulting services to SPAR InfoTech, Inc., an affiliate of the Corporation owned by Robert G. Brown, who retired as the Chairman and an officer and director of SGRP on May 3, 2018, and who is part of a control group with Mr. Bartels and others (see Background, above).  February 2017 to June 2019, Mr. Lazaretos was a Director of Business Development at Sales Service International. From June 2013 to November 2016, Mr. Lazaretos was a Regional Director for Field Marketing Services for Adecco Group. From June 2002 to May 2013, Mr. Lazaretos was a Vice President of International Operations for SGRP where he worked from Greece and helped SGRP's President of International Operations and Chief Executive Officer in dealing with SGRP's largely autonomous joint venture subsidiaries and related expansions. From July 1999 to June 2002, Mr. Lazaretos was a Director of Technology at SGRP, and held the same position with one of its pre-merger predecessors from June 1997 to July 1999, where he began his career and helped them transition from a paper process to a web-based data collection and reporting platform.  In May 1997, Mr. Lazaretos received a BS in Computer Science from the State University of New York, New York, at New Paltz, and from 1999 to 2001 attended MBA classes focused on information technology at Pace University.

Igor Novgorodtsev was appointed to the Board as a director on May 28, 2020, became Vice Chairman of the Board on July 17, 2020 until March 18, 2021, became Chairman of Compensation Committee on July 17, 2020, and serves as a member of the Audit, Compensation and Governance Committee.  He is the CEO and founder of FlashAlert, low-latency market news service, and Managing Director of Lares Capital LLC, an investment fund. He also has served in several technology leadership roles at Bank of New York Mellon, Bridgewater Associates, and Intercontinental Stock Exchange. Mr. Novgorodtsev received a MS in Mechanical Engineering from SUNY at Buffalo and MBA from NYU Stern School of Business.

James R. Brown joined the Board of SGRP in January 2021 when appointed in a special meeting of SGRP's stockholders.  He retired in 2015 from his position as Labor Counsel for the Public Massachusetts Community College System, a system comprised of fifteen individual colleges. Mr. Brown represented the community college system in labor and other areas of law, including serving as chief spokesperson and negotiator during collective bargaining contract negotiations, impact bargaining, grievance hearings, and arbitrations at the American Arbitration Association. He represented the community colleges before administrative agencies in both state and appellate courts and advised on labor and employee matters including discipline and appointments. Mr. Brown also advised the community colleges regarding business contracts, compliance with the commonwealth's ethics' and public records' laws, and campus safety. Mr. Brown served in his position as Labor Counsel since 1997. Prior to that, Mr. Brown was a part-time labor and employment consultant to individual public higher education community colleges as well as Boston State University. James R. Brown Sr. received a BS in Finance and an MBA from Boston University. Mr. Brown received a JD from New England Law-Boston.

Executives and Officers of the Corporation

Set forth in the table below are the names, ages and offices held by all Executives and Officers of the Corporation as of March 23, 2021. For biographical information regarding Michael R. Matacunas, see The Board of Directors of the Corporation, above.

Name	Age	Position with SPAR Group, Inc. (1)(2)

Michael R. Matacunas	53	Chief Executive Officer, President and a Director

Fay DeVriese	55	Chief Financial Officer, Secretary and Treasurer

Kori G. Belzer	55	Chief Operating Officer

Gerard Marrone (3)	58	Chief Revenue Officer

Steven J. Adolph (4)	54	President International

(1)	Under the Corporation's Restated By-Laws and the resolutions of the Board, each of the following individuals have been designated as both an "Executive" and an "Officer" of the Corporation except as otherwise noted below. An Executive is generally an executive officer of the Corporation and part of its senior management.

(2)

Each named individual is an "at will" employee of the Company. Their nominal terms as Executives and Officers are for one year, lasting from one annual stockholder meeting to the next.  However, see Potential Severance Payments upon a Change-In-Control and Termination, below.

(3)	Mr. Marrone is retiring from SGRP effective June 15, 2021.

(4)	Mr. Adolph resigned from SGRP effective April 23, 2021.

Fay DeVriese serves as the Chief Financial Officer of SGRP and has done so since August 31, 2020. Prior to joining SGRP, she served as Chief Financial Officer at Letica Corporation and has served in financial leadership roles at DSM Engineering Plastics, Eaton Corporation, Continental Automotive Systems and Motorola. Ms. DeVriese is a certified public accountant, licensed in the State of New York. She earned a Bachelor of Business Administration degree from the State University of New York.

Kori G. Belzer serves as the Chief Operating Officer of SGRP and has done so since January 1, 2004. From 2000 through 2003, Ms. Belzer served as the Chief Operating Officer of SPAR Administrative Services, Inc. (then known as SPAR Management Services, Inc.) ("SAS"), and SPAR Business Services, Inc. (then known as SPAR Marketing Services, Inc.), each an affiliate of SGRP (see Transactions with Related Persons, Promoters and Certain Control Persons, below). From 1997 to 2000, Ms. Belzer served as Vice President Operations of SAS and as Regional Director of SAS from 1995 to 1997. Prior to 1995, she served as Client Services Manager for SPAR/Servco, Inc.

Gerard (Gerry) Marrone joined SPAR Group, Inc. as SVP Sales & Marketing in January 2017 and was promoted to Chief Revenue Officer in December of the same year. As Chief Revenue Officer he oversees all revenue generation and marketing activities for the company. He is responsible for strategic growth initiatives and expansion of the domestic business. His role includes seeking and leading strategic alliances and joint ventures and he is responsible for developing capabilities and best practices within the sales and marketing function that will be shared and implemented across the organization and the international network. Mr. Marrone is retiring from SGRP effective June 15, 2021.

Steven J. Adolph serves as the President International of SGRP and has done so since June 21, 2016. Prior to his current position, Mr. Adolph served in several executive roles including: President of Kalamazoo Outdoor Gourmet, CEO Asia/Pacific for Invacare, Vice President International for SentrySafe and Vice-President Asia/Pacific for Equal/NutraSweet. Mr. Adolph graduated Magna Cum Laude from Duke University and has an MBA with distinction from the Kellogg School of Management at Northwestern University.  Mr. Adolph resigned from SGRP effective April 23, 2021.

Corporate Governance

Board Structure, Leadership and Risk Oversight

The Board of Directors of the Corporation (the Board") is responsible for overseeing the management, policies and direction of the Corporation and its subsidiaries (collectively, the Company"), both directly and through its committees (as described below), pursuant to the authority conferred by the Corporation's Restated By-Laws, charters and policies and by applicable law. The Board's responsibilities include (without limitation) the appointment and oversight of the Company's executive officers. The Board also is actively involved in the oversight of risks that could affect the Company, both directly and through its committees with respect to the most significant risks facing the Company (including material strategic, market or operational risks). Pursuant to their respective charters, the Board has established and delegated various oversight and other responsibilities to the Audit Committee, the Compensation Committee, and the Governance Committee, as such committees are defined and more fully described below under the headings "Audit Committee", "Compensation Committee" and "Governance Committee".

The Board's independent directors (Messrs. Baer, Mayer, Novgorodtsev, and Lazaretos) meet regularly as an independent body and provide leadership through their industry experience and knowledge and the actions of the independent committees they chair, and by having its second largest stockholder and Chief Executive Officer as members of the Board. The Board also has established separate positions for the Chairman of the Board (the "Chairman"), which is a non-executive position, for the Lead Director of the Board (the "Lead Director"), and for SGRP's Chief Executive Officer (who also is its President), which the Board believes better enables the Chairman to focus his efforts on long term strategic governance and planning for the Company, the Lead Director (who also its Chairman) to provide Board leadership and facilitate meaningful communications between the Board and the Company's management, and the Chief Executive Officer to focus his time and energy on managing the Company's sales and operations. The Board believes this leadership structure has enhanced its ability to effectively carry out its responsibilities on behalf of the Corporation's stockholders as well as its oversight of the Company's management and overall corporate governance. Mr. Robert G. Brown is the Corporation's Chairman effective March 18, 2021, and Mr. Michael R. Matacunas is the Company's Chief Executive Officer and President.

To assist the Board and its Committees in their respective oversight roles, the Company's Chief Executive Officer brings members of the Company's management from various business or administrative areas into meetings of the Board or applicable Committee from time to time to make presentations, answer questions and provide insight to the members, including insights into areas of potential risk. Each Committee endeavors to satisfy its responsibilities through: (i) its receipt and review of regular reports directly from officers responsible for oversight of particular risks within the Company, (ii) direct communications by the Committee or its Chairman with the Corporation's senior management, (iii) independent registered public accounting firm (in the case of the Audit Committee) and counsel respecting such matters and related risks, (iv) its executive sessions, (v) its reports (generally through its Chairman) to the full Board respecting the Committee's considerations and (vi) if applicable, actions and recommendations regarding such matters and risks as deemed appropriate.

Risk oversight is conducted primarily through the Audit Committee, but also is conducted through the Compensation Committee or Governance Committee, as applicable. The Audit Committee is responsible for overseeing the accounting, auditing and financial reporting and disclosure principles, policies, practices and controls of the Company and regularly considers (among other things) financial, reporting, internal control, related party, legal and other issues and related risks and uncertainties material to the Company. The Compensation Committee is responsible for overseeing and regularly considers the performance and compensation of the executives, director compensation and the other compensation, equity incentive, related policies, and benefits of the Company. The Governance Committee is responsible for overseeing and regularly considers the finding, vetting and nomination of directors and committee members for the Board and senior Executives for SGRP, and the content and application of the 'Ethics Code, corporate documents and governance policies and practices.

The Audit Committee, the Compensation Committee and the Governance Committee each consist solely of independent outside directors. Mr. Arthur H. Baer is Chairman of the Audit Committee, Mr. Igor Novgorodtsev is Chairman of the Compensation Committee, and Mr. Jeffrey A. Mayer is Chairman of the Governance Committee, and Mr. Panagiotis ("Panos") N. Lazaretos is Chairman of the Technology Committee. Mr. Robert G. Brown resigned as Chairman and a member of SGRP's Strategic Committee effective September 1, 2020.  Both Technology and Strategic Committees were terminated effective March 18, 2021 with the Chief Executive Officer joining SPAR.

Board Meetings

The Board meets regularly to receive and discuss operating and financial reports presented by management of SGRP and its advisors. During the year ended December 31, 2020, the Board held five meetings. Each incumbent Director is required to attend 75% of the board meetings. In 2020, all incumbent members attended at least 75% of the meetings.

Board Size

The current Board size is fixed at ten directors as of March 23, 2021. After James R. Brown filled one vacancy in January 2011 (when elected in a special stockholder meeting), the Board currently has one remaining vacancy due to the retirements of Arthur B. Drogue and R. Eric McCarthey effective as of August 1, 2020, who previously served as independent directors of SGRP.

The Board size can only be changed by the action of the stockholders pursuant to the Restated By-Laws (see below), which could be done in stockholders meeting or done by the Majority Stockholders unilaterally in a written consent.

Board Committees

From time to time the Board may establish permanent standing committees and temporary special committees to assist the Board in carrying out its responsibilities, and may delegate Board power and authority pursuant to charters approved by the Board. Under the Restated By-Laws (see below), a "super majority" vote of at least 75% of all SGRP directors is now required for any new committee, change in any committee, or appointment to or removal from any committee (meaning any such Board action brought before a Board consisting of ten directors can be blocked by any three directors). Currently, SGRP has three permanent standing committees; the Audit Committee, the Compensation Committee, and the Governance Committee. The Technology Committee and the Strategic Committee were terminated effective March 18, 2021. An audit committee is required by the Nasdaq Stock Market, Inc. ("Nasdaq"), the SEC, and applicable law. While SGRP is not similarly required to have either a compensation committee or governance committee, certain responsibilities assigned to these committees in their respective charters are required to be fulfilled by independent directors by Nasdaq Rules or SEC Rules. Each of the charters for those Committees requires that all of its members be independent directors.

The standing committees of the Board are the Audit Committee of the Board (the "Audit Committee"), the Compensation Committee of the Board (the "Compensation Committee"), and the Governance Committee of the Board (the "Governance Committee"), as provided in the Corporation's Restated By-Laws and their respective charters (see Limitation of Liability and Indemnification Matters, below).

Audit Committee

The Audit Committee assists the Board in fulfilling its oversight responsibilities respecting the accounting, auditing and financial reporting and disclosure principles, policies, practices and controls of the Company, the integrity of the Company's consolidated financial statements, the audits of the financial statements of the Company and the Company's compliance with legal and regulatory requirements and disclosure. The specific functions and responsibilities of the Audit Committee are set forth in the written Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc., dated (as of) May 18, 2004 (the "Audit Charter"), approved and recommended by the Audit Committee and Governance Committee and adopted by the Board on May 18, 2004. The Audit Committee also is given specific functions and responsibilities by and is subject to Nasdaq Rules, SEC Rules, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), and other applicable law, which are reflected in the Audit Charter. You can obtain and review a current copy of the Audit Charter on the Company's web site (www.sparinc.com), on which it is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab. The Audit Charter was amended and restated to reflect the evolution of the Audit Committee's expanding responsibilities, the adoption of Sarbanes-Oxley, and changes in Nasdaq Rules, SEC Rules, securities laws and other applicable law pertaining to all audit committees. The Audit Committee reviews and reassesses the Audit Charter annually and recommends any needed changes to the Board for approval. The Audit Committee's most recent review made and submitted and recommended by it to and approved by the Board as of August 2020.  The changes made were largely clarifications and technical updates.

The Audit Committee (among other things and as more fully provided in the Audit Charter):

(a)	Serves as an independent and objective party to monitor the Company's financial reporting process and internal accounting and disclosure control system and their adequacy and effectiveness;

(b)

Is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company;

(c)	Resolves disagreements between the Company's senior management and the Company's independent registered public accounting firm regarding financial reporting;

(d)	Communicates directly with the Company's independent registered public accounting firm;

(e)	Reviews and appraises the audit efforts of the Company's independent registered public accounting firm, including the plans for and scope of the audit, the audit procedures to be utilized and results of the audit;

(f)	Provides an open avenue of communication among the Company's independent registered public accounting firm, the Company's financial and senior management and the Board;

(g)	Reviews and approves, in advance, all non-audit services to be performed by the Company's independent registered public accounting firm, either individually or through policies and procedures for particular types of services to be performed within specified periods;

(h)	Reviews the performance, qualifications and independence of the Company's independent registered public accounting firm;

(i)	Reviews the financial reports and other financial information provided by SGRP to any governmental body or the public;

(j)	Encourages continuous improvement of, and fosters adherence to, the Company's accounting controls, disclosure controls, risk management and similar policies, procedures and practices at all levels;

(k)	Reviews and approves the overall fairness to the Company of all material related-party transactions; and

(l)

May retain independent counsel, accountants or others to assist it in the conduct of an investigation or such other action as the Audit Committee may otherwise determine as necessary to carry out its duties under its Charter and applicable law, the fees and expenses of all of which will be paid by the Corporation.

The Audit Committee currently consists of Mr. Arthur H. Baer (its Chairman), Mr. Jeffrey A. Mayer, and Mr. Igor Novgorodtsev, each of whom has been determined by the Governance Committee and the Board to meet the independence requirements for Audit Committee members under Nasdaq Rules and SEC Rules. In connection with his reelection as a Director at the 2020 Annual Meeting, the Governance Committee and the Board re-determined that Mr. Baer was qualified to be the "Audit Committee financial expert" as required by Nasdaq Rules, SEC Rules and other applicable law.

During the year ended December 31, 2020, the Audit Committee met twelve times. All incumbent members attended at least 75% of the meetings.

Compensation Committee

The Compensation Committee assists the Board in fulfilling its oversight responsibilities respecting the performance and compensation of the executives and the other compensation, equity incentive and related policies of the Company, through which the Company endeavors to attract, motivate and retain the executive talent needed to optimize stockholder value in a competitive environment while facilitating the business strategies and long-range plans of the Company. The specific functions and responsibilities of the Compensation Committee are set forth in the written Charter of the Compensation Committee of the Board of Directors of SPAR Group, Inc., dated (as of) May 18, 2004, and amended through August 12, 2020 (the "Compensation Charter"), approved and recommended by the Compensation Committee and Governance Committee and adopted by the Board on May 18, 2004, and amended on August 12, 2020. The Compensation Committee also is given specific functions and responsibilities by and is subject to Nasdaq Rules, SEC Rules, Sarbanes-Oxley and other applicable law. You can obtain and review a current copy of the Compensation Charter on the Company's web site (www.sparinc.com), on which it is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab. The Compensation Charter was adopted to reflect the evolution of the Compensation Committee's informal responsibilities, the adoption of Sarbanes- Oxley, and changes in Nasdaq Rules, SEC Rules, securities laws and other applicable law pertaining to compensation committees. The Compensation Committee reviews and reassesses the Compensation Charter annually and recommends any needed changes to the Board for approval. The Compensation Committee's most recent review of its charter made and submitted and recommended by it to and approved by the Board on August 12, 2020. The changes made were largely to require Board review and approval (or modification or rejection) of the Compensation Committee's determinations of executive compensation, stock option awards, and compensation objectives, plans and levels. The Board's review and approval (or modification or rejection) is not limited to its independent directors as required by Nasdaq for executive compensation and certain other matters.

The Compensation Committee (among other things and as more fully provided in the Compensation Charter):

(a)	Oversees the existing and proposed compensation plans, policies and practices of the Company, and reviews and recommends to the Board any necessary or desirable changes or additions to any such plan, policy or practice, all in order to (i) attract and retain quality directors, executives and employees, (ii) provide total compensation competitive with similar companies, (iii) reward and reinforce the attainment of the Company's performance objectives, and (iv) align the interests of SGRP's directors and the Company's executives and employees with those of SGRP's stockholders (the "Company's Compensation Objectives");

(b)	Reviews the Company's existing and proposed Compensation Objectives from time to time and recommends to the Board any necessary or desirable changes or additions to such objectives;

(c)	Reviews the performance of and establishes the compensation for the Company's senior executives;

(d)	Oversees the Company's stock option, stock purchase and other benefit plans and severance policies, and reviews and recommends to the Board any necessary or desirable changes or additions to any such plan, policy or practice; and

(e)

May retain independent counsel, accountants or others to assist it in the conduct of an investigation or such other action as the Compensation Committee may otherwise determine as necessary to carry out its duties under its Charter and applicable law, the fees and expenses of all of which will be paid by the Corporation.

The Compensation Committee currently consists of Mr. Igor Novgorodtsev (its Chairman), Mr. Jeffrey A. Mayer, Mr. Panagiotis ("Panos") N. Lazaretos, and Mr. Peter Brown, all of whom are non-employees of the Company and have been determined by the Governance Committee and the Board to be independent directors in accordance with Nasdaq Rules and SEC Rules (except Mr. Peter Brown is not considered independent for Related Party purposes).

During the year ended December 31, 2020, the Compensation Committee met four times. All incumbent members attended at least 75% of the meetings.

Governance Committee

The Governance Committee assists the Board in fulfilling its oversight responsibilities respecting the nomination of directors and committee members for the Board and the corporate documents and governance policies and practices of the Corporation. The specific functions and responsibilities of the Governance Committee are set forth in the written Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc., Dated (as of) May 18, 2004 (the "Governance Charter"), approved and recommended by the Governance Committee and adopted by the Board on May 18, 2004, and amended on March 18, 2021. The Governance Committee also is given specific functions and responsibilities by and is subject to the Nasdaq Rules, SEC Rules, Sarbanes-Oxley, and other applicable law, which are reflected in the Governance Charter. You can obtain and review a current copy of the Governance Charter on the Company's web site (www.sparinc.com), on which it is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab. The Governance Charter was adopted to reflect the evolution of the Governance Committee's informal responsibilities, the adoption of Sarbanes-Oxley, and changes in Nasdaq Rules, SEC Rules, securities laws, and other applicable law pertaining to governance committees. The Governance Committee reviews and reassesses the Governance Charter, Nomination Policy and Ethics Code (as such terms are defined below), as well as the By-Laws of the Corporation and the other Committee Charters, annually and recommends any needed changes to the Board for approval. The Governance Committee's most recent review of the Nomination Policy, Ethics Code, and the By-Laws of the Corporation was in November of 2019, when it determined no changes were then needed. The March 18, 2021, changes were largely to require Board review and approval (or modification or rejection) of the Governance Committee's determinations of director nominations to the Board and to the boards its foreign joint venture subsidiaries, determinations of independence and other matters. The Board's review and approval (or modification or rejection) is not expressly limited to its independent directors as required by Nasdaq for director nominations, but its Charter provides that:  " For clarity, "approval by the Board" shall mean approval by the applicable directors of the Board as and to the extent required by Nasdaq rules or other Applicable Law."

The Governance Committee (among other things and as more fully provided in the Governance Charter):

(a)

Oversees the identification, vetting and nomination of candidates for directors and senior Executives of SGRP and the selection of committee members, reviews their qualifications (including outside director independence) and recommends any proposed nominees to the Board;

(b)	Oversees SGRP's organizational documents and policies and practices on corporate governance and recommends any proposed changes to the Board for approval;

(c)	Oversees the Ethics Code and other internal policies and guidelines and monitors the Corporation's enforcement of them and incorporation of them into the Corporation's culture and business practices; and

(d)

May retain independent counsel, accountants or others to assist it in the conduct of an investigation or such other action as the Governance Committee may otherwise determine as necessary to carry out its duties under its Charter and applicable law, the fees and expenses of all of which will be paid by the Corporation.

The Governance Committee currently consists of Mr. Jeffrey A. Mayer (its Chairman), Mr. Arthur H. Baer, Mr. Panagiotis ("Panos") N. Lazaretos, Mr. Igor Novgorodtsev, and Mr. Peter Brown, all of whom are non-employees of the Company and have been determined by the Governance Committee and the Board to be independent directors in accordance with Nasdaq Rules and SEC Rules (except Mr. Peter Brown is not considered independent for Related Party purposes).

During the year ended December 31, 2020, the Governance Committee met seven times. All incumbent members attended at least 75% of the meetings.

Director Nominations: Experience, Integrity, Diversity and other Criteria

The Governance Committee oversees the identification, vetting and nomination of candidates for directors and the selection of committee members, the review of their qualifications (including outside director independence), and recommends any proposed nominees to the Board in accordance with the Governance Charter and with the SPAR Group, Inc. Statement of Policy Regarding Director Qualifications and Nominations dated as of May 18, 2004 (the "Nomination Policy"), as approved and recommended by the Governance Committee and adopted by the Board on May 18, 2004. You can obtain and review a current copy of this policy on the Company's web site (www.sparinc.com), on which it is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab.

The Nomination Policy, applicable law and exchange rules require that a majority of the directors of the Board and all members of the Audit Committee, Compensation Committee and Governance Committee satisfy the independence requirements applicable to Audit Committee members under the applicable Nasdaq Rules and SEC Rules. Each of the Audit Charter, Compensation Charter and Governance Charter also contain the same requirements that all of their respective members satisfy such independence requirements.

The Nomination Policy identifies numerous characteristics believed important by the Board for any nominee for director and provides that each nominee for director should possess as many of them as practicable. These desirable characteristics include (among other things) the highest professional and personal ethics and integrity, sufficient time and attention to devote to Board and Committee duties and responsibilities, strong relevant business and industry knowledge and contacts, and business and financial sophistication, common sense and wisdom, the contribution to the diversity of perspectives in the Board and its Committees, and the ability to make informed judgments on a wide range of issues, the ability and willingness to exercise and express independent judgments, and the apparent ability and willingness to meet or exceed the Board's performance expectations. The Nomination Policy specifically recognizes the desirability of ethnic, racial, gender and geographic diversity for the Board but does not specify any metrics for evaluating potential candidates in that regard. However, the Governance Committee takes all relevant factors (including such diversity) into account when identifying and evaluating candidates for Board membership.

Performance expectations for each director have also been established by the Board in the Nomination Policy, including (among other things) the director's regular preparation for, attendance at and participation in all meetings (including appropriate questioning), support and advice to management in his areas of expertise, maintenance of focus on the Board's agenda, understanding the business, finances, plans and strategies of Company, professional and collegial interaction, acting in the best interests of the Company and the stockholders, and compliance with the Company's Ethics Code.

Candidates for vacant positions on the Board may be suggested to the Governance Committee from time to time by its members or by officers or other directors of the Corporation. The Governance Committee from time to time also has used and may use recruiting firms to consider as director candidates. The Governance Committee generally will consider recommending the re-nomination of incumbent directors in accordance with the Nomination Policy, provided that they continue to satisfy the applicable personal characteristic criteria and performance expectations. The Nomination Policy reflects the Board's belief that qualified incumbent directors are generally uniquely positioned to provide stockholders the benefit of continuity of leadership and seasoned judgment gained through experience as a director of SGRP, and that the value of these benefits may outweigh many other factors. However, the Governance Committee is not required to recommend to the Board the nomination of any eligible incumbent director for re-election (see Stockholder Communications - Submission of Stockholder Proposals and Director Nominations, below).

In considering the potential director nominee slate (including incumbent directors) to recommend to the Board, the Nomination Policy directs the Governance Committee to take into account: (i) the benefits of incumbency, as noted above; (ii) any perceived needs of Board, any Committee or the Company at the time for business contacts, skills or experience or other particular desirable personal characteristics; (iii) the collegiality of Board members; (iv) the need for independent directors or financial experts under that Policy or applicable law for the Board or its Committees; (v) any other requirements of applicable law or exchange rules; and (vi) the desirability of ethnic, racial, gender and geographic diversity. The Governance Committee will consider proposed nominees from any source, including those properly submitted by stockholders (see Stockholder Communications - Submission of Stockholder Proposals and Director Nominations, below).

However, a majority of the stockholders may, and from time to time have, elected directors by written consent without following the policies and procedures described above and without the review or participation of the Governance Committee or its independent directors.

The nominee for director was required to complete and submit an officers' and directors' questionnaire as part of the process for making director nominations and preparation of this Proxy Statement.

Six of the nine directors nominated for re-election at the 2021 Annual Meeting were approved and nominated by the Board for and elected at the 2020 Annual Meeting.  2021 will be the first year Mr. Igor Novgorodtsev, Mr. James R. Brown, and Mr. Michael R. Matacunas will be nominees at an annual stockholder's meeting. The six directors elected at the 2020 Annual Meeting were incumbents. Mr. Lazaretos and Mr. Robert G. Brown were appointed to the Board by the Written Consent Actions submitted by the Majority Stockholders, which became effective on December 10, 2019, and April 24, 2020, respectively. Mr. Igor Novgorodtsev was appointed as a director by the Board effective on May 28, 2020, to fill the vacancy created by an increase in Board size through the written consent of those SGRP's majority stockholders.

Based on each director's and director nominee's respective officers' and directors' questionnaires, as required by the Nominations Policy and the committee charters, the Governance Committee and Board each determined that, under Nasdaq Rules and SEC Rules:(i): Mr. Jeffrey A. Mayer, Mr. Arthur H. Baer, Mr. Panagiotis ("Panos") N. Lazaretos, Mr. Igor Novgorodtsev, and Mr. Peter Brown, are independent directors (except Mr. Peter Brown is not considered independent for Related Party purposes); and (ii) Mr. Arthur H. Baer is an "audit committee financial expert" under SEC Rules, as required by such rules and the Audit Charter.

2019 Restated By-Laws

In the By-Laws Action, the Corporation had sought to invalidate the proposed amendments to SGRP's then-current By-Laws put forth in a written consent by the Majority Stockholders (the "Proposed Amendments") because the Board's Governance Committee believed that the Proposed Amendments would have negatively impacted all stockholders (particularly minority stockholders) by (among other things) weakening the independence of the Board through new supermajority requirements, eliminating the Board's independent majority requirement, and subjecting various functions of the Board respecting vacancies on the Board to the prior approval of the holders of a majority of the Common Stock (i.e., the Majority Stockholders), and thus also potentially reducing the representation of SGRP's minority stockholders.

As part of the Settlement, on January 18, 2019, the Governance Committee and Board accepted certain of the Proposed Amendments of the Majority Stockholders with negotiated changes and clarifications, and adopted the Amended and Restated By-Laws of SPAR Group, Inc. (the "Restated By-Laws"). A current copy of the Restated By-Laws as amended through February 22, 2021, is posted and available to stockholders and the public on the Corporation's web site (www.sparinc.com).

In Restated By-Laws the negotiated changes to the Proposed Amendments preserved the current roles of the Governance Committee and Board in the location, evaluation, and selection of candidates for director and in the nominations of those candidates for the annual stockholders meeting and appointment of those candidates to fill Board vacancies (other than those under a written consent by the Majority Stockholders making a removal and appointment, which is unchanged).

The Restated By-Laws now also include the following:

●	Any vacancy that results from the death, retirement or resignation of a director that remains unfilled by the directors for more than 90 days may be filled by the stockholders. But Proposal 6 in the 2020 Annual Meeting Proxy/Information Statement (as proposed by Robert G. Brown and related parties) was approved and eliminated the period during which the Board has the exclusive right to fill such vacancies.

●	Certain stockholder proposals may now be made up to the 90th day prior to the first anniversary of the preceding year's Annual Meeting.

●	The Board size can only be changed by the stockholders (as provided in such Proposed Amendments).

●	The section requiring majority Board independence has been removed (as provided in such Proposed Amendments).

●

The By-Laws now require that each candidate for director sign a written irrevocable letter of resignation and retirement effective upon such person failing to be re-elected by the required majority stockholder vote.

●	A "super majority" vote of at least 51% of all directors is now required for any of the following:

o	Issuance of more than 250,000 shares of stock (other than under the Corporation's stock compensation plans);

o	Issuance of any preferred stock;

o	Declaration of any non-cash dividend on the shares of capital stock of the Corporation;

o	By-Laws modification;

o	Formation or expansion of the authority of any Committee or subcommittee; or

o	Appointment or removal of any Committee director.

Limitation of Liability and Indemnification Matters

The Corporation's Certificate of Incorporation, as amended, eliminates the liability of all directors to the Corporation and its stockholders for monetary damages for breaches of their fiduciary duties as directors to the maximum extent such liability can be eliminated or limited under the Delaware General Corporation Law, as amended (the "DGCL"), which applies to the Corporation as a Delaware corporation. The DGCL permits a certificate of incorporation to include a provision eliminating such personal liability of its directors, and such elimination is effective under the DGCL, except that such liability currently may not be eliminated or limited under the DGCL (i) for any breach of their duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.

The Restated By-Laws (unchanged in this regard by the latest restatement) provide that the Corporation must indemnify each of its current and former directors, executive officers and other designated persons (including those serving its affiliates in such capacities at the Corporation's request), and may in the Board's discretion indemnify the other current and former officers, employees and other agents of the Company, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit or proceeding against them in such capacity to the fullest extent permitted by DGCL. The Restated By-Laws also provide that the Corporation must advance the expenses (including attorneys' fees) actually and reasonably incurred by any director in defending any such action, suit or proceeding in advance of its final disposition, subject to such person's agreement to the extent required by the DGCL under the circumstances to reimburse the Corporation if such person is not entitled to indemnification. The Restated By-Laws and these mandatory indemnification provisions were approved and recommended by the Governance Committee and adopted by the Board of Directors of the Corporation in order to conform to the current practices of most public companies and to attract and maintain quality candidates for its directors and management, and are included in the Restated By-Law (see above). A current copy of the Restated By-Laws is posted and available to stockholders and the public on the Corporation's web site (www.sparinc.com).

Section 145 of the DGCL provides that the Corporation (as a Delaware corporation) has the power to indemnify under various circumstances anyone who is or was serving as a director, officer, employee or agent of the Corporation or (at its request) another corporation, partnership, joint venture, trust or other enterprise, which includes indemnification against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation), but only if (i) such person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Corporation, (ii) in the case of any criminal action or proceeding, such person had no reasonable cause to believe his or her conduct was unlawful, and (iii) in the case of any suit by or in the right of the Corporation in which the person is adjudged to be liable to the Corporation, the applicable court determines such person is nevertheless fairly and reasonably entitled to such indemnification under the circumstances. Section 145 of the DGCL also permits the Corporation to pay or advance the expenses (including attorneys' fees) actually and reasonably incurred by any such person in defending any such action, suit or proceeding, and requires that the Corporation indemnify such person for such unpaid expenses upon a successful defense of such action, suit or proceeding.

The Company maintains director and officer liability insurance that (subject to deductibles, maximums and exceptions) covers most liabilities arising out of the acts or omissions of any officer, director, employee or other covered person, both for the benefit of the Company and the direct benefit of its directors and officers, regardless of whether the Restated By-Laws or DGCL Section 145 would permit indemnification of the matters covered by such insurance. The Restated By-Laws (and DGCL Section 145) expressly permit the Corporation to secure such insurance and expressly provide that their respective indemnification provisions are not exclusive of any other rights to which the indemnified party may be entitled, including such insurance.

At present, except for demands for advancement of legal fees related to the Delaware action by Messrs. Brown, there is no pending action, suit or proceeding involving any director, officer, employee or agent of the Company in such capacity in which advancement or indemnification may be required or permitted. (See Commitments and Contingencies-Related Parties and Related Party Litigation- Advancement Claims in Note 6 to the Consolidated Financial Statements in this Annual Report, below).

Ethics Codes

SGRP has adopted codes of ethical conduct applicable to all of its directors, officers and employees, as approved and recommended by the Governance Committee and Audit Committee and adopted by the Board, in accordance with Nasdaq Rules and SEC Rules. These codes of conduct (collectively, the "Ethics Code") consist of: (1) the SPAR Group Code of Ethical Conduct for its Directors, Executives, Officers, Employees, Consultants and other Representatives Amended and Restated (as of) March 15, 2018 (the "Restated Ethical Code") ; and (2) Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information, as amended and restated on May 1, 2004, and as further amended through March 10, 2011. Both Committees were involved because general authority over the Ethics Codes shifted from the Audit Committee to the Governance Committee with the adoption of the committee charters on May 18, 2004. However, the Audit Committee retained the express duty to review and approve the overall fairness of all material related-party transactions. You can obtain and review current copies of such code and policy on the Company's web site (www.sparinc.com), which are posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation for services rendered to the Company in all capacities for the years ended December 31, 2020 and 2019 (but see - Transactions with Related Persons, Promoters and Certain Control Persons, below), by (i) the Corporation's Chief Executive Officer, and (ii) each of the other persons named below, which include the two most highly compensated Executives or other Officers of the Company. "Named Executive Officers" shall mean each of the individuals listed below, other than Mr. Bartels. The Company does not have any Non-Equity Incentive Compensation Plans other than as part of its individual Incentive Bonus Plans, any pension plans or any non-qualified deferred compensation plans, and accordingly those columns have been omitted.

Effective as of August 1, 2020, Arthur B. Drogue and R. Eric McCarthey, who previously served as independent directors of SGRP, have retired. Additionally, after the close of business on July 15, 2020, the Corporation received: (a) a notice of voluntary resignation of Christiaan M. Olivier as Chief Executive Officer (Principal Executive Officer), President and a director of SGRP, and from all positions with SGRP's subsidiaries, effective with the close of business on August 7, 2020, and (b) a notice of the voluntary retirement of James R. Segreto as Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary of SGRP, and from all positions with SGRP's subsidiaries, effective with the close of business on August 7, 2020. Effective as of August 31, 2020, Fay DeVriese became the Chief Financial Officer of SGRP.  Mr. Steven J. Adolph resigned as President International of SGRP effective April 23, 2021.  Mr. Gerard Marrone is retiring as Chief Revenue Officer of SGRP effective June 15, 2021.

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)(1)	All Other Compensation ($) (2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Christiaan M. Olivier	2020	215,704	414,814	–	3,204	23,200	656,922
Chief Executive Officer, President and Director	2019	300,000	100,000	6,738	–	20,800	427,538
William H. Bartels (3)	2020	100,000	–	–	–	20,588	120,588
Vice Chairman and Director	2019	150,000	–	–	–	4,800	154,800
James R. Segreto	2020	154,000	181,839	–	–	3,600	339,939
Chief Financial Officer, Treasurer and Secretary	2019	204,749	–	–	38,560	4,800	248,109
Fay DeVriese	2020	85,365	–	–	–	–	85,365
Chief Financial Officer, Treasurer and Secretary
Kori G. Belzer	2020	255,567	208,632	–	5,250	4,800	474,249
Chief Operating Officer	2019	220,106	–	–	35,174	4,800	260,080
Steven J. Adolph	2020	206,000	20,600	–	–	–	226,600
President International	2019	204,749	100,000	–	–	–	304,749
Gerard Marrone	2020	206,000	250,401	–	–	–	456,401
Chief Revenue Officer	2019	204,749	–	–	9,500	–	214,249
A. Husam Mufti	2020	167,500	141,234	–	–	–	308,734
Chief Information Officer	2019	167,716	7,500	–	9,800	–	185,016

(1)

These are not amounts actually paid to or received by the Named Executive or Officer. These are "compensation expenses" for restricted stock or stock option awards recognized by the Corporation under generally accepted accounting principles computed in accordance with ASC-718- 10.  See Note 2 to our 2019 Annual Report on Form 10-K for additional assumptions used to value stock and option awards.

(2)	"Other Compensation" primarily represents automobile allowance, except for, the $16,000 paid to Christiaan Olivier for living expenses.
(3)	Mr. Bartels was and continues to be a director of SGRP, but retired as Vice Chairman on July 17, 2020, and retired as an employee of SGRP as of January 1, 2020. Accordingly, Mr. Bartels is now a non-employee director. (See Bartels' Retirement and Director Compensation, below for a description of the benefits that he will receive as a director.)

Narrative to Summary Compensation Table

Compensation Elements

As indicated in the Summary Compensation Table above, in addition to base salary, we provide the following compensation and benefits to our Named Executive Officers:

●

Cash Bonuses. Annually, the Company enters into bonus plans with key management and administrators based on specified goals. The bonuses noted in the above table that were paid in 2020 were in fact earned in 2019.

●

Stock and Option Awards. The Corporation grants our Named Executive Officers awards of stock options and restricted stock from time to time. During 2019, the Corporation granted Messrs. Olivier, Segreto, Belzer and Marrone options to purchase shares of our common stock. Such options were issued with an exercise price equal to the fair market value on the date of grant and vest and become exercisable 25% on each of the first four anniversaries of the date of grant, provided that the recipient remains employed through the vesting date.

●	Retirement Benefits. The only retirement plan the Company maintains in the United States is its 401(k) Profit Sharing Plan, which is which is a tax-qualified defined contribution plan that is available to all of its eligible employees, including the Named Executive Officers. Although it is not required to do so, the Corporation makes discretionary contributions to plan participants from time to time. In 2020, the Corporation contributed a total of $75,000 to that plan, which was shared by its 197 participants in proportion to their respective contributions. The amounts that the Corporation contributed to each of the Named Executive Officers is included in the "All Other Compensation" column above. The Corporation does not maintain any defined benefit pension plans, supplemental retirement plans, or nonqualified deferred compensation plans. However, see Bartels' Retirement and Director Compensation, below.
●

Other Benefits and Perquisites.  Other than providing car allowances and paying for life and long-term disability benefits, each as described in footnote (2) to the Summary Compensation Table above, the Corporation does not provide any perquisites or other benefits to its Named Executive Officers. The Corporation provides standard healthcare benefits to its eligible employees, including the Named Executive Officers.

SGRP has not entered into an employment agreement with any of our Named Executive Officers.

Potential Severance Payments upon a Change-In-Control and Termination

In order to retain and motivate certain highly qualified executives in the event of a "Change-in-Control", the Corporation entered into a separate Amended and Restated Change in Control Severance Agreement in substantially the same form (each a "CICSA") with Messrs. Belzer, Marrone, and Adolph. all of which are still in effect, and which each were most recently amended as of November 8, 2018. William H. Bartels, SGRP's Vice Chairman and a Director, also has an Amended and Restated Change in Control Severance Agreement dated as of December 22, 2008, which also is still in effect.

Each CICSA provides that the applicable executive will receive a lump sum severance payment if both (1) a "Change in Control" occurs (which includes certain changes in ownership as well as the hiring of a new Chief Executive Officer and non-independence of the Board), and (2) within the "Protected Period" the executive either resigns for "Good Reason" (such as an adverse change in duties or compensation) or is terminated other than in a "Termination For Cause" (as such terms are defined in the applicable CICSA). The Protected Period is equal to the greater of 36 months from the date of the CICSA or 24 months from the then most recent Change in Control (which could begin after the end of such 36 month period). The CICSA severance payment is equal to the sum of (i) the employee's monthly salary times the number of remaining months in the Protected Period following such resignation or termination, plus (ii) the maximum bonus if any that would have been paid to such employee for any bonus plan then in effect (not to exceed 25% of the employee's annual salary).

The Corporation also has entered into a separate Executive Officer Severance Agreement (each an "EOSA") with Ms. Fay DeVriese dated as of August 4, 2020, and with Mr. Adolph dated as of June 17, 2016.  The EOSAs do not require a "Change in Control" but do require a resignation for "Good Reason" (such as an adverse change in duties or compensation) or termination other than in a "Termination For Cause" within the applicable "Protected Period" (which for Ms. DeVriese means until her EOSA terminates and Mr. Adolph means the three year period following the effective date of his EOSA, as and if extended) for severance to be paid, as such terms are defined in the applicable EOSA. Severance payments under an EOSA are generally equal to 6 months of his salary (but without duplication of any payment due under the applicable CICSA).

Mr. Marrone is retiring from SGRP effective June 15, 2021, and Mr. Adolph resigned from SGRP effective April 23, 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth unexercised options, unvested stock options and certain related information for each Named Officer outstanding as of December 31, 2020.

	Stock Option Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable at 12/31/20 (#)	Number of Securities Underlying Unexercised Options Not Exercisable at 12/31/20 (#)		Option Exercise Price ($)	Option Expiration Date
James Segreto	08/05/10	30,000	–		$1.00	08/05/20
	08/04/11	30,000	–		$1.23	08/04/21
	08/01/12	30,000	–		$1.09	08/01/22
	08/06/13	35,000	–		$2.14	08/06/23
	08/07/14	–	–
	08/13/15	–	–
	08/11/16	25,000	–		$0.92	08/11/26
	08/09/17	25,000	–		$1.05	08/09/27
	05/03/18	20,000	–		$1.23	05/03/28
	04/05/19	20,000	–		$0.64	04/05/29
Fay DeVriese	08/31/20	–	200,000	(4)	$0.85	08/31/30
Kori Belzer	08/05/10	35,000	–		$1.00	08/05/20
	08/04/11	35,000	–		$1.23	08/04/21
	08/01/12	35,000	–		$1.09	08/01/22
	08/06/13	35,000	–		$2.14	08/06/23
	08/07/14	–	–
	08/13/15	–	–
	08/11/16	25,000	–		$0.92	08/11/26
	05/07/17	18,750	6,250	(1)	$0.90	05/17/27
	05/03/18	10,000	10,000	(2)	$1.23	05/03/28
	04/05/19	6,250	18,750	(3)	$0.64	04/05/29
Gerard Marrone	01/09/17	25,000	25,000	(1)	$1.00	01/09/27
	05/03/18	10,000	10,000	(2)	$1.23	05/03/28
	04/05/19	5,000	15,000	(3)	$0.64	04/05/29
Steven Adolph	06/20/16	100,000	–		$0.99	06/20/26
	08/09/17	18,750	6,250	(1)	$1.05	08/09/27
	05/03/18	10,000	10,000	(2)	$1.23	05/03/28
	04/05/19	5,000	15,000	(3)	$0.64	04/05/29
A. Husam Mufti	08/04/11	4,500	–		$1.23	08/04/21
	08/01/12	5,000	–		$1.09	08/01/22
	08/06/13	5,000	–		$2.14	08/06/23
	08/07/14	–	–
	08/13/15	–	–
	08/11/16	–	–
	05/07/17	7,500	2,500	(1)	$0.90	05/17/27
	05/03/18	7,500	7,500	(2)	$1.23	05/03/28
	04/05/19	3,750	11,250	(3)	$0.64	04/05/29

(1)	Amounts vest on the anniversary of the grant date in 2021.
(2)	Amounts vest on the anniversary of the grant date, one half in 2021 and 2022.
(3)	Amounts vest on the anniversary of the grant date, one third in each 2021, 2022, and 2023.
(4)	Amounts vest on the anniversary of the grant date, one fourth in each 2021, 2022, 2023, and 2024.

Compensation of Directors

The following table sets forth all compensation costs of the Corporation for services rendered to it by its directors (other than any Named Officer), and certain other amounts that may have been received by or allocated to them, for the year ended December 31, 2020. The Corporation has not given restricted stock awards to its directors and does not have pension plans or non-qualified deferred compensation plans for its directors, so those columns have been omitted.

Name	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Arthur B. Drogue (2)	2020	67,500	–	–	67,500
R. Eric McCarthey (3)	2020	44,107	–	–	44,107
Peter W. Brown	2020	57,250	–	–	57,250
Robert G. Brown	2020	38,604	–	–	38,604
William H. Bartels	2020	105,000	–	–	105,000
Jeffery A. Mayer	2020	64,158	–	–	64,158
Arthur H. Baer	2020	78,605	–	–	78,605
Panagiotis N. Lazaretos	2020	48,867	–	–	48,867
Igor Novgorodtsev (4)	2020	36,730	–	–	36,730
James R. Brown (5)	2020	–	–	–	–

(1)

These are not amounts actually paid to or received by the named director. These are "compensation expenses" for restricted stock or stock option awards recognized by the Corporation under generally accepted accounting principles computed in accordance with ASC- 718-10.

(2)	Mr. Drogue's tenure as a director of SGRP ended on August 1, 2020.
(3)	Mr. McCarthey's tenure as a director of SGRP ended on August 1, 2020.
(4)	Mr. Igor Novgorodtsev's tenure as a director of SGRP started on May 28, 2020.
(5)	Mr. James R. Brown's tenure as a director of SGRP started on January 19, 2021.

Discussion of Directors' Compensation

The Compensation Committee administers the compensation of directors pursuant to SGRP's Director Compensation Plan for its outside Directors, as approved and amended by the Committee from time to time (the "Directors Compensation Plan"), as well as the compensation for SGRP's executives. The Directors Compensation Plan was modified in the March 16, 2017, quarterly meeting of the Compensation Committee, effective April 1, 2017.

Under the Directors Compensation Plan taking effect for all periods on and after April 1, 2017: each Independent Director and Non- Employee Director is entitled to receive director's fees of $55,000 per annum; each applicable Independent Director is entitled to receive for chairing the applicable committee an additional $10,000 per annum fee in the case of the Audit Committee Chairman and an additional $7,500 per annum fee in the case of the Chairman of each of the Governance, Compensation, Strategic and Technology Committees in each case payable quarterly in cash. The Compensation Committee in May 2018 approved total compensation of $90,000 per year for the Corporation's Chairman following the retirement of Robert G. Brown as Chairman.

In addition to their cash compensation, in the past each Independent Director received options to purchase 10,000 SGRP Shares upon acceptance of the directorship, options to purchase 10,000 additional SGRP Shares after one year of service, and options to purchase 10,000 additional SGRP Shares for each additional year of service thereafter (typically granted by the Corporation at the regularly scheduled board meeting which coincided with the Annual Meeting). All such options have an exercise price equal to 100% of the fair market value of a SGRP Share at the date of grant and prior to 2020 vested 100% on the first anniversary of the Award's grant date and for grants in 2020 or later over four years, with one fourth of the original grant amount vesting on each anniversary of the grant date, if the Participant 's relationship as a director of SGRP or employee of the Company has not terminated by such anniversary. During 2019, Messrs. Drogue, McCarthey, Partridge, and Brown each received option grants to purchase 20,000 of the Company's Common Stock and Mr. Mayer received option grants to purchase 30,000 shares of the Company's Common Stock.

All stock options and restricted stock awards to Independent Directors have been granted under the 2018 Plan and Prior Plans, under which each member of the Board is eligible to participate. Independent Directors will be reimbursed for all reasonable expenses incurred during the course of their duties. There is no additional compensation for committee participation, phone meetings, or other Board activities.

Bartels' Retirement and Director Compensation

William H. Bartels retired as an employee of the Company as of January 1, 2020. However, he will continue to serve as Vice Chairman and a member of SGRP's Board, positions he has held since July 8, 1999.

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

Based on current rates and benefits, the aggregate value of such compensation, fees and benefits payable to Mr. Bartels will be approximately $220,558 per year and a total of $1,102,790 for the Five-Year Period. Such compensation, fees and benefits (in whole or in part) may be extended beyond the Five-Year Period in the discretion of the Board. The Company recognized $700,000 of retirement benefit expense during the full year of 2020, representing the present value of the future payments due Mr. Bartels.

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

Mr. Bartels is one of the founders and a significant stockholder of SGRP (holding approximately 25.1% of the SGRP Shares).  He also is part of a control group holding a majority of the SGRP Shares with Robert G. Brown (together with Mr. Bartels, the "Majority Stockholders"), which group recently acted to (1) unilaterally select, appoint and elect Panagiotis ("Panos") N. Lazaretos to serve on the board of directors of SGRP, effective on December 10, 2019, and unilaterally select, appoint and elect Robert G. Brown to serve on the board of directors of SGRP, effective as of April 24, 2020 (see   the First Special Meeting Proxy/Information Statement as filed with the SEC on April 3, 2020, including Information in Connection with Appointment of Robert G. Brown as a Director and Background ), and (2) to unilaterally lower the super-majority director votes to 51% from 75% in the Restated By-Laws (see the Information Statement as filed with the SEC on February 2, 2021, including New Written Consents from Majority Stockholders to Eliminate the Supermajority Requirement).  See SGRP's Preliminary Proxy Statement as filed with the SEC effective on January 31, 2020, and SGRP's Current Reports on Form 8-K as filed with the SEC on January 31, 2020, January 7, 2020, September 16, 2019, August 23, 2019, and August 12, 2019.

Compensation Plan

Equity Compensation Plans

The following table contains a summary of the number of shares of Common Stock of SGRP to be issued upon the exercise of stock options outstanding at December 31, 2020, under the Inducement Plan, 2018 Plan, 2008 Plan and the Prior Plans, the weighted-average exercise price of those outstanding stock options, and the number of additional shares of Common Stock remaining available for future issuance of stock options and other stock-based awards.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding stock options and stock rights (#)	Weighted average exercise price of outstanding stock options and stock rights ($)	Number of securities remaining available for future issuance of options, rights and other stock based awards (#)
Equity compensation plans approved by security holders:
2008 Plan	1,457,936	$1.31	–
2018 Plan	430,000	$0.90	–
Inducement Plan	200,000	0.85	–

Stock-Based Compensation Plan

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

SGRP has granted stock option and restricted stock awards to the Company's eligible directors, officers and employees and consultants providing services to the Company to purchase SGRP Shares pursuant to SGRP's 2020 Stock Compensation (the "2020 Plan"), SGRP's 2018 Stock Compensation (the "2018 Plan"), and SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"). SGRP's stockholders approved and adopted the 2020 Plan in January 2021, the 2018 Plan in May 2018, and the 2008 Plan in May 2008, as the successor to various predecessor stock option plans.

As of February 4, 2021, there were awards representing 565,000 shares of SGRP's Common Stock that had been granted under the 2018 Plan (all of which remained outstanding).  After April 30, 2021, no further grants can be made under the 2020 Plan respecting shares of SGRP's Common Stock.  As of December 31, 2020, there were awards representing 585,000 shares of SGRP's Common Stock that had been granted under the 2018 Plan (565,000 of which remained outstanding), and awards respecting 3,044,927 shares of SGRP's Common Stock outstanding under the 2008 Plan. After May 31, 2019, the 2018 Plan ended and no further grants can be made under the 2018 Plan respecting shares of SGRP's Common Stock.

2020 Plan

The Board authorized and approved the revised proposed 2020 stock compensation plan of SPAR Group, Inc. (the "2020 Plan"), to be submitted to the Corporation's stockholders for ratification and approval at the Special Meeting, and it was approved on January 19, 2021. The 2020 Plan: (a) has four-month term from the 2020 Plan Effective Date (as defined below) through May 1, 2021 (the "20-21 Period"); (b) provides for the issuance of "non-qualified" option awards to purchase shares of SGRP's Common Stock ("SGRP Shares") aggregating: (i) 550,000 SGRP Shares plus; (ii) 50,000 SGRP Shares for each of up to the first three additional new Directors during the period December 1, 2020, to April 30, 2021 (for a possible total of 700,000 SGRP Shares) available for future Awards during the 20-21 Period as outlined below (the "20-21 Maximum") under 2020 Plan; (c) requires the Company to issue as of the Effective Date of the Plan new awards for options to purchase: (i) New Awards for options to purchase an aggregate of 125,000 New Award Shares to 19 employees (other than the Named Executive Officers)  in individual amounts designated by the Board; (ii) 10,000 new award shares to each of Panagiotis N. Lazaretos, Igor Novgorodtsev, Robert G. Brown, and Arthur H. Baer (each a director); and (iii) 50,000 new award shares to each member of the Board of Directors on the Effective Date of the Plan.

The 2020 Plan became effective immediately upon the approval by stockholders on January 19, 2021 (the "2020 Plan Effective Date"), and the 2020 Plan will govern all options issued thereafter. Capitalized terms used and not otherwise defined herein shall have the meanings respectively assigned to them in the 2020 Plan.

The 2020 Plan provides: (i) for a term from the 2020 Plan Effective Date (as defined below) through May 31, 2021 (the "20-21 Period"); and (ii) for 550,000 shares of SGRP's Common Stock ("SGRP Shares") plus 50,000 additional SGRP Shares for each new director added to the Board between January 19, 2021 and April 1,2021, available for future Awards during the 20-21 Period as outlined below (the "20-21 Maximum") under 2020 Plan. The descriptions of the 2020 Plan below are subject to and are qualified in their entirety by the full text of the 2020 Plan, which is attached as Annex B to and is hereby incorporated by reference into this Proxy Statement.

Since one new director joined the Board, 600,000 SGRP Shares were available for Awards on the 2020 Plan Effective Date.  On February 4, 2021, NQSO Awards were granted respecting 565,000 shares of SGRP's Common Stock.   After making those awards, the remaining availability for future new awards for options to purchase as 35,000 SGRP Shares unless new directors join the Board between January 19, 2021 and May 1, 2021.  The Plan will have expired on May 1, 2021.

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

Summary of the 2020 Plan

The 2021 Plan and information regarding options granted thereunder is summarized above, and the 2020 Plan and 2018 Plan and information regarding options, stock appreciation rights, restricted stock and restricted stock units granted thereunder are summarized below, but these descriptions are subject to and are qualified in their entirety by the full text of those Plans. Unless again amended and extended (as approved by SGRP's stockholders), the 2020 Plan terminates on May 1, 2021, and thereafter no further Awards may be made under it unless additional time and shares are added to it in an amendment approved by the Board and stockholders. Awards granted prior to the end the final term of the 2020 Plan shall continue to be governed by the 2020 Plan (which 2020 Plan shall continue in full force and effect for that purpose).

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

2008 Plan Summary

2008 Plan Stock option award activity for the years ended December 31, 2020 and 2019 is summarized below:

Option Awards	Covered Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2019	3,044,927	$1.01	4.55	$103
Granted	–	–	–	–
Exercised/cancelled	804,580	0.44	–	–
Forfeited or expired	13,136	–	–	–
Outstanding at December 31, 2019	2,227,211	$1.22	4.83	$452
Granted	–	–	–	–
Exercised	57,500	1.00	–	–
Forfeited or expired	711,775	–	–	–
Outstanding at December 31, 2020	1,457,936	$1.31	3.63	$113
Exercisable at December 31, 2020	1,367,936	$1.33	3,45	$101

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

2018 Plan Summary

Following are the specific valuation assumptions used for options granted in 2020 and 2019 for the 2019 Plan:

	2020	2019
Expected volatility	0.0%	39%
Expected dividend yields	0.0%	0.0%
Expected term (in years)	2	3
Risk free interest rate	0.0%	2.3%
Expected forfeiture rate	0.0%	5.0%

2018 Plan Stock option award activity for the years ended December 31, 2020 and 2019 are summarized below:

Option Awards	Covered Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2019	235,000	$1.23	9.35	–
Granted	245,000	1.23	–	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2019	555,000	$0.89	8.88	$–
Granted	–	–	–	–
Exercised	18,750	0.64	–	–
Forfeited or expired	106,250	–	–	–
Outstanding at December 31, 2020	430,000	$0.90	7.87	$8
Exercisable at December 31, 2020	281,250	$0.90	7.87	$8

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

The following table summarizes the activity for restricted stock Awards during the years ended December 31, 2020 and 2019:

	Shares	Weighted- Average Grant Date Fair Value per Share
Unvested at January 1, 2019	1,000	$1.36
Granted	–	–
Vested	(1,000)	1.36
Forfeited	–	–
Unvested at December 31, 2019	–	–
Granted	–	–
Vested	–	–
Forfeited	–	–
Unvested at December 31, 2020	–	$–

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

The following table summarizes the activity for restricted stock awards during the year ended December 31, 2020 and 2019:

	Shares	Weighted- Average Grant Date Fair Value per Share
Unvested at January 1, 2019	10,000	$1.23
Granted	–	–
Vested	(10,000)	1.23
Forfeited	–	–
Unvested at December 31, 2019	–	1.23
Granted	–	–
Vested	–	–
Forfeited	–	–
Unvested at December 31, 2020	–	$–

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

Inducement Plan Summary

During 2020, the Company issued 200,000 inducement stock options outside the 2018 Plan.

Inducement Plan Stock option award activity for the year ended December 31, 2020 is summarized below:

Option Awards	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2019	–	–	–	–
Granted	200,000	$0.85	9.67	$60
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2020	200,000	$0.85	9.67	$60
Exercisable at December 31, 2020	–	–	–	–

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

Audit and Compensation Committee Interlocks and Insider Participation

No member of the Board's Audit Committee, Compensation Committee or Governance Committee was at any time during the year ended December 31, 2020, or at any other time an officer or employee of the Company. No executive officer of the Company or Board member serves as a member of the board of directors, audit, compensation or governance committee of any other entity that has one or more executive officers serving as a member of SGRP's Board, Audit Committee, Compensation Committee or Governance Committee, except for the positions of Messrs. Brown and Bartels as directors and officers of SGRP and as directors and officers of each of its affiliates, including SBS, SAS and SIT (see Transactions with Related Persons, Promoters and Certain Control Persons, above).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of SGRP's Common Stock as of March 23, 2021, by: (i) each person (or group of affiliated persons) who is known by SGRP to own beneficially more than 5% of SGRP's Common Stock; (ii) each of SGRP's directors; (iii) each of the Named Executive Officers in the Summary Compensation Table; and (iv) SGRP's directors and Executives as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	See Note #	Percentage
Common Shares	Robert G. Brown (1)	11,366,395	(2)	53.5%
Common Shares	William H. Bartels (1)	11,366,395	(2)	53.5%
Common Shares	Christiaan M. Olivier (1)	14,286	(3)	*
Common Shares	Jeffrey A. Mayer (1)	30,000	(4)	*
Common Shares	Peter W. Brown (1)	214,700	(5)	1%
Common Shares	Igor Novgorodtsev (1)	908,192		4.3%
Common Shares	James R. Brown, Sr. (1)	43,084		*
Common Shares	James R. Segreto (1)	72,739	(6)	*
Common Shares	Kori G. Belzer (1)	93,450	(7)	*
Common Shares	Gerard Marrone (1)	22,121	(8)	*
Common Shares	Steven J. Adolph (1)	26,649	(9)	*
Common Shares	All Executives and Directors	12,791,616	-	59.6%
*	Less than 1%
(1)	The address of such owners is c/o SPAR Group, Inc. 1910 Opdyke Court, Auburn Hills, Michigan 48326.
(2)

These shares are owned beneficially by a control group consisting of Mr. William H. Bartels, Mr. Robert G. Brown, and SP/R Defined Benefit Pension Trust ("SP/R Trust") for the benefit of Mr. Robert G. Brown and his children. Mr. Bartels owns 5,256,524 of those shares or 24.7% and Mr. Robert G. Brown owns 5,000,246 of those shares and the SP/R Trust owns 1,109,625 of those shares for a total of 28.8%.

(3)	Mr. Olivier resigned from SGRP effective August 7, 2020.
(4)	Mr. Mayer's beneficial ownership includes 30,000 shares issuable upon exercise of options.
(5)	Mr. Peter Brown's beneficial ownership includes 80,000 shares issuable upon exercise of options.
(6)	Mr. Segreto's beneficial ownership includes 35,000 shares issuable upon exercise of options. Mr. Segreto retired from SGRP effective August 7, 2020.
(7)	Ms. Belzer's beneficial ownership includes 62,500 shares issuable upon exercise of options.
(8)	Mr. Marrone's beneficial ownership includes 10,000 shares issuable upon exercise of options.
(9)	Mr. Adolph's beneficial ownership includes 5,000 shares issuable upon exercise of options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Executives, Officers, Employees, Consultants and other Representatives Amended and Restated (as of) March 15, 2018 (the "Ethics Code"). The Ethics Code is intended to promote and reward honest, ethical, respectful and professional conduct by each director, executive, officer, employee, consultant and other representative of any of SGRP and its subsidiaries (together with SGRP, the "Company") and each other Covered Person (as defined in the Ethics Code) in his or her position with the Company anywhere in the world, including (among other things) serving each customer, dealing with each vendor and treating each other with integrity and respect, and behaving honestly, ethically and professionally with each customer, each vendor, each other and the Company. Article II of the Ethics Code specifically prohibits various forms of self-dealing (including dealing with relatives) and collusion and Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from using or disclosing the Confidential Information of the Company or any of its customers or vendors, seeking or accepting anything of value from any competitor, customer, vendor, or other person relating to doing business with the Company, or engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include (among other things) any contract with an affiliated person (each an "Approved Affiliate Contract") or anything else disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as the case may be, as well as the ownership, board, executive and other positions held in and services and other contributions to affiliates of SGRP and its subsidiaries by certain directors, officers or employees of SGRP, any of its subsidiaries or any of their respective family members. The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including those related to the oversight and approval of conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in Part I Sections 2, 3, 11 and 12 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in Part IV Section 15 of the Audit Committee's Charter. The Governance Committee and Audit Committee each consist solely of independent outside directors (see Domestic Related Party Services, International Related Party Services, SBS Bankruptcy, Settlement and March 2020 Claim, Summary of Certain Related Party Transactions, Infotech Litigation and Settlement, Affinity Insurance, and Other Related Party Transactions and Arrangements, below).

SGRP's Audit Committee has the specific duty and responsibility to review and approve the overall fairness to the Company and terms of all material related-party transactions. The Audit Committee receives affiliate contracts and amendments thereto for its review and approval (to the extent approval is given), and these contracts are periodically (often annually) again reviewed, in accordance with the Audit Committee Charter, the Ethics Code, the rules of the Nasdaq Stock Market LLC ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company) than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness to the Company, including pricing, payments to related parties, and the ability to provide services at comparable performance levels). The Audit Committee periodically reviews all related party relationships and transactions described below.

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

See Note 6 to the Company's Condensed Consolidated Financial Statements Commitments and Contingencies - Legal Matters (including Advancement Claim, SBS Bankruptcy, Settlement and March 2020 Claim, Infotech Litigation and Settlement, and SBS Field Specialist Litigation), and Note 10 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions (including Domestic Related Party Services and Disputes, ), below.

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

SPAR BSMT is owned 51% by the Company, 39% by JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by EILLC.  In November 2020, SPAR BSMT hired Peter Brown as a consultant to provide Brazil acquisition strategy services to SPAR BSMT, with a one-time initiation fee of $30,000 Brazilian Real and a monthly fee of $15,000 Brazilian Real effective December 1, 2020; and on January 6, 2021, he resigned from the Audit Committee in accordance with Nasdaq Rules.

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

The business services SAS provided to, or on behalf of, SMF included insurance coverages for SMF and other SGRP employees domestically prior to March 2018, for SAS' Field Administrators and other employees through the termination by SMF of SAS' services effective on or about July 31, 2018, and for the Field Specialists provided by SBS to SMF through the termination by SMF of SBS' services effective on or about July 31, 2018, all in connection with services provided by SMF to its clients.  In connection with the business services provided by SAS, and based on informal arrangements between the parties, the Affinity insurance premiums for such coverage were ultimately charged (through SAS) for their fair share of the costs of that insurance to SMF, SAS (which then charges the Company) and SBS.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed to us for professional accounting services by BDO USA, LLP, including the audit of our annual financial statements for the years ended December 31, 2019 and 2018, are set forth in the table below (amounts in thousands):

	2020	2019
Audit fees	$625	$614
Audit-related fees	45	44
Tax fees	157	129
Total	$827	$787

For purposes of the preceding table professional fees are classified as follows:

●

Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent registered public accounting firm in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

●

Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent registered public accounting firm that are reasonably related to the performance of the audit or review of the financial statements. Audit related fees in the above table represent fees for a 401(k) audit and fees for a stand-alone audit of a subsidiary requested by the Company.

●	Tax fees — These are fees for all professional services performed by professional staff in our independent registered public accounting firm's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

Since the Audit Committee's formation in 2003, as required by applicable law and Nasdaq rules, each audit-related or tax or other non-audit service performed by the Company's independent registered public accounting firm either (i) was approved in advance on a case-by-case basis by SGRP's Audit Committee, or (ii) fit within a pre-approved "basket" of audit-related or tax and other non-audit services of limited amount, scope and duration established in advance by SGRP's Audit Committee. In connection with the standards for independence of the Company's independent registered public accounting firm promulgated by the SEC, the Audit Committee considers (among other things) whether the provision of such services would be compatible with maintaining the independence of the Company's independent registered public accounting firm.

PART IV

15.	Amended Exhibits

Exhibit Number	Description

3.3	Amended and Restated By-Laws of SPAR Group, Inc., as adopted, restated, effective and dated January 18, 2019 and as further amended through February 22, 2021 (as filed herewith).

3.4	Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc., adopted, restated, effective and Dated (as of) August 12, 2020 (as filed herewith).

3.5	Charter of the Compensation Committee of the Board of Directors of SPAR Group, Inc., Amended, Restated and Dated (as of) August 11, 2020 (as filed herewith).

3.6	Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc., Dated (as of) April 23, 2020 and As Amended through March 18, 2021 (as filed herewith).

3.7	[Intentionally Deleted]

3.8	[Intentionally Deleted]

3.9	[Intentionally Deleted]

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

Please see SGRP's Financial Statement Schedules in Part IV in SGRP's Annual Report on Form 10-K for the year ended December 31, 2020 ("Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2021, which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By:	/s/ Michael R. Matacunas
Michael R. Matacunas
President and Chief Executive Officer

Date: April 29, 2021

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael R. Matacunas and Fay DeVriese and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

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
Date: March 31, 2021

Please see Parts I and II and SGRP's Financial Statement Schedules in Part IV in SGRP's Annual Report on Form 10-K for the year ended December 31, 2020 ("Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2021, which are incorporated herein by reference.