Form 10-Q
period 2021-03-31
SPAR Group, Inc.
filed 2021-05-13
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2021.

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on April 30, 2021, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $36.6 million.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SGRP	Nasdaq

The number of shares of the Registrant's Common Stock outstanding as of April 16, 2021, was 21,256,266 shares.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,713	$15,972
Accounts receivable, net	53,025	46,914
Prepaid expenses and other current assets	2,941	3,631
Total current assets	75,679	66,517
Property and equipment, net	2,734	2,795
Operating lease right-of-use assets	2,479	2,900
Goodwill	3,752	3,760
Intangible assets, net	2,123	2,255
Deferred income taxes	4,142	4,201
Other assets	1,484	1,601
Total assets	$92,393	$84,029
Liabilities and equity
Current liabilities:
Accounts payable	$9,232	$7,859
Accrued expenses and other current liabilities	19,276	18,745
Due to affiliates	4,569	3,775
Customer incentives and deposits	4,295	1,799
Lines of credit and short-term loans	12,940	9,329
Current portion of operating lease liabilities	960	1,398
Total current liabilities	51,272	42,905
Operating lease liabilities, less current portion	1,519	1,502
Long-term debt and other liabilities	1,000	1,000
Total liabilities	53,791	45,407
Commitments and contingencies – See Note 8
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares – None – Balance at March 31, 2021 and December 31, 2020	-	-
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 21,253,483 – Balance at March 31, 2021, and 21,122,312 – December 31, 2020	212	211
Treasury stock, at cost 1,697 shares – Balance at March 31, 2021 and December 31, 2020	(2)	(2)
Additional paid-in capital	16,678	16,645
Accumulated other comprehensive loss	(4,111)	(3,913)
Retained earnings	10,135	9,218
Total SPAR Group, Inc. equity	22,912	22,159
Non-controlling interest	15,690	16,463
Total equity	38,602	38,622
Total liabilities and equity	$92,393	$84,029

See accompanying notes.

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020

Net revenues	$61,097	$61,348
Cost of revenues	48,838	49,560
Gross profit	12,259	11,788
Selling, general and administrative expense	9,011	9,771
Depreciation and amortization	530	540
Operating income	2,718	1,477
Interest expense	147	228
Other income, net	(75)	(8)
Income before income tax expense	2,646	1,257

Income tax expense	865	335
Net income	1,781	922
Net (income) attributable to non-controlling interest	(864)	(624)
Net income attributable to SPAR Group, Inc.	$917	$298
Basic and diluted income per common share:	$0.04	$0.01
Weighted average common shares – basic	21,188	21,105
Weighted average common shares – diluted	21,581	21,228

Net income	$1,781	$922
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,835)	(3,900)
Comprehensive (loss)	(54)	(2,978)
Comprehensive loss attributable to non-controlling interest	773	1,820
Comprehensive income (loss) attributable to SPAR Group, Inc.	$719	$(1,158)

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2021	21,122	$211	2	$(2)	$16,645	$(3,913)	$9,218	$16,463	$38,622

Exercise of stock options	131	1	–	–	(66)	–	–	–	(65)
Share-based compensation	–	–	–	–	99	–	–	–	99
Other comprehensive (loss)	–	–	–	–	–	(198)	–	(1,637)	(1,835)
Net income	–	–	–	–	–	–	917	864	1,781
Balance at March 31, 2021	21,253	$212	2	$(2)	$16,678	$(4,111)	$10,135	$15,690	$38,602

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

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$1,781	$922
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	530	540
Non-cash lease expense	421	722
Bad debt expense, net of recoveries	69	44
Share-based compensation	99	25
Changes in operating assets and liabilities:
Accounts receivable	(6,100)	1,015
Prepaid expenses and other assets	857	107
Accounts payable	1,384	(386)
Operating lease liabilities	(421)	(722)
Accrued expenses, other current liabilities and customer incentives and deposits	3,773	(812)
Net cash provided by operating activities	2,393	1,455

Investing activities
Purchases of property and equipment and capitalized software	(332)	(342)
Net cash used in investing activities	(332)	(342)

Financing activities
Net borrowings on lines of credit	3,646	1,786
Payments related to stock options exercised	(65)	-
Payments on term debt	-	(333)
Net cash provided by financing activities	3,581	1,453

Effect of foreign exchange rate changes on cash	(1,901)	(3,914)
Net change in cash and cash equivalents	3,741	(1,348)
Cash and cash equivalents at beginning of period	15,972	10,458
Cash and cash equivalents at end of period	$19,713	$9,110

Supplemental disclosure of cash flows information:
Interest paid	$159	$203
Income taxes paid	$44	$14

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited, interim condensed consolidated financial statements of SPAR Group, Inc. ("SGRP" or the "Corporation") and subsidiaries, accompanying this Quarterly Report on Form 10-Q for the first quarter ended March 31, 2021 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  SGRP and its subsidiaries may be referred to collectively as "SPAR", the "SPAR Group" or the "Company".  The accompanying consolidated balance sheet as of December 31, 2020 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K (the “2020 Form 10-K").  In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2021, and the First Amendment to SGRP's Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on April 29, 2021 (as so amended, the "Annual Report").  Particular attention should be given to Items 1 and 1A of the 2020 Annual Report respecting the Company's Business and Risk Factors, respectively. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year.

2.	Business and Organization

The SPAR Group is a leading global merchandising and marketing services company, providing a broad range of services to retailers, manufacturers and distributors around the world.  With more than 40 years of experience, 25,000+ merchandising specialists around the world, 200,000+ average store visits a week and long-term relationships with some of the world’s leading manufacturers and retail businesses, SPAR provides specialized capabilities across more than 9 countries and 4 continents.

The Company's focus is merchandising and marketing.  Its specialists are in stores restocking shelves, auditing inventory, performing competitive price shopping, setting up exciting promotions, assembling fixtures and furniture, preparing new locations for grand openings, assisting with sales and more.  SPAR provides the “last mile” of retailing and manufacturer product merchandising and marketing.

The Company's services apply to a wide range of segments and categories.  SPAR serves retailers in the grocery, drug, dollar, discount, convenience, cash and carry, home improvement, consumer electronics, automotive, pharmacy, office supply and mass merchandise segments.  SPAR serves manufacturers and distributors in the personal technology, electronics, beverage, household product, consumables, automotive aftermarket and consumer product segments.  The Company's ability to recognize trends and opportunities across segments and geographies distinguishes the business from local or regional competition.

The Company operates in markets that represent more than 50% of the world’s population.  SPAR has expanded internationally to serve clients but also to capitalize on growing global demand.  As of March 31, 2021, SPAR is in 9 countries including, United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan, and India.  The Company no longer operates in Turkey.

The Company operates under two divisions: Domestic and International.  The Domestic division is comprised of all operations within the United States.  The International division is a consolidation of all operations and joint ventures outside of the United States.

The Domestic business is led and operated from its global headquarters in Auburn Hills, MI.  The International business is also led from the global headquarters, but then has regional leadership and offices in the respective countries.

The Company's approach to the international marketplace has historically been to establish joint ventures.  SPAR believes this approach enables the Company to bring the breadth of its global capabilities and tools while capitalizing on the strength and importance of local executive leadership and resources.

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

While the COVID-19 pandemic has not had any material unfavorable effects on our financial results for the year ended December 31, 2020 or through the three months ended March 31, 2021, the extent of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows. A prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our access to financing on favorable terms, increase our exposure to potential impairment charges related to long-lived and intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the conditions surrounding the COVID-19 pandemic continue to evolve rapidly, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  The CARES Act is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. As of March 31, 2021, the Company has elected to defer the employer-paid portion of social security taxes of $1.3 million, which is included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income attributable to SPAR Group, Inc.	$917	$298

Denominator:
Shares used in basic net income per share calculation	21,188	21,105
Effect of diluted securities:
Stock options and unvested restricted shares	393	122
Shares used in diluted net income per share calculations	21,581	21,228

Basic and diluted net income per common share:	$0.04	$0.01

4.	Credit Facilities and Other Debt

Domestic Credit Facilities

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

North Mill Capital Credit Facility

The Company has a secured revolving credit facility in the United States and Canada (the "NM Credit Facility") with North Mill Capital, LLC, d/b/a SLR Business Credit ("NM").

In order to obtain, document and govern the NM Credit Facility: SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC") and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each a "NM Loan Party" and collectively, the "NM Loan Parties"), entered into 18-month individual Loan and Security Agreements with NM dated as of April 10, 2019.

On January 5, 2021, the NM Loan Parties and NM executed and delivered a Waiver and Modification Agreement entered in as of January 4, 2021, and effective as of December 31, 2020 (the "First Modification Agreement"), pursuant to which NM and the NM Loan Parties agreed to extend the NM Loan Agreements from October 2021 to April 10, 2022, and increased the amounts of the credit facilities for SMF to $14.5 (USD) million in the USA and decreased the SCC facility to $1.5 (CDN) million in Canada; in addition the First Modification Agreement increased SMF's borrowing base availability for unbilled receivables to up to 70% from January 1, 2021 through June 30, 2021, which thereafter reverts to 65%, and increased the unbilled cap for SMF to $4.5 million (USD) from $3.9 million (USD). SCC's facility received similar increases.

The credit facility continues to require the NM Borrowers to pay interest on the loans thereunder equal to (A) Prime Rate designated by Wells Fargo Bank, plus (B) one hundred twenty-five basis points (1.25%) or a minimum of 6.75%. In addition, the Company continues to pay a facility fee to NM of 1.5% for the first $10.5 million loan balance, or $157,500 per year over the term of the agreement, plus a $15,000 one-time fee for each incremental $1 million increase in loan balance up to $14.5 million.  Additionally, for the First Modification Agreement, SPAR paid NM a fee of $7,500 and agreed to reimburse NM's legal and documentation fees.

On March 22, 2021, NM Loan Parties and NM executed and delivered a Second Modification Agreement entered in as of March 22, 2021, and effective as of April 1, 2021 (the "Second Modification Agreement"), pursuant to which NM and the NM Loan Parties agreed to extend the NM Loan Agreements from April 10, 2022 to October 10, 2023, and increased the amounts of the credit facilities for SMF to $16.5 (USD) million in the USA while the SCC facility remained at $1.5 (CDN) million in Canada; in addition, the Second Modification Agreement increased SMF's borrowing base availability for unbilled receivables to up to 70% permanently, and increased the unbilled cap for SMF to $5.5 (USD) million from $4.5 (USD) million.  The amended agreement (together, the "NM Notes") will require the NM Borrowers to pay interest on the loans thereunder equal to: (A) Prime Rate designated by Wells Fargo Bank, plus; (B) one hundred twenty-five basis points (0.95%) or a minimum of 5.25%. In addition, the Company continues to pay a facility fee to NM of 0.8% decreased from 1.5% for the first $10.5 million loan balance, or $84,000 per year, over the term of the agreement, plus a $15,000 one-time fee for each incremental $1 million increase in loan balance up to $16.5 million.  Additionally, the early termination fee has decreased from 1.0% to 0.85% of the advance limit.

On March 31, 2021, the aggregate interest rate was 6.75% per annum, and the outstanding loan balance was $11.8 million. Outstanding amounts are classified as short-term debt.

Revolving loans are available to the Borrowers under the NM Credit Facility based upon the borrowing base formula defined in the NM Loan Agreement.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Borrowers, including, maintaining a positive trailing EBITDA for each Borrower, limits on non-ordinary course payments ad transactions, incurring or guarantying indebtedness, increases in executive, officer or director compensation, capital expenditures and other investments.  The Company was in compliance of such covenants as of March 31, 2021.

Fifth Third Credit Facility - Resource Plus

One of the Company's consolidated subsidiaries, Resource Plus of North Florida, Inc. ("Resource Plus"), is a party to a revolving line of credit facility (the "Fifth Third Credit Facility") from Fifth Third Bank for $3.5 million, which is currently scheduled to become due on June 16, 2022.

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of March 31, 2021, there was no outstanding balance. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined in the agreement) per annum, plus (B) two hundred fifty basis points (2.50%). On March 31, 2021, the aggregate interest rate under that formula was 3.6% per annum. The Fifth Third Credit Facility contains a debt service charge coverage ratio financial covenant requiring Resource Plus to maintain a minimum of ratio of 1.2 for available cash flow to fixed charges, as defined in the agreement.  Resource Plus was in compliance of the covenant as of March 31, 2021.

Resource Plus - Seller Notes

Effective with the closing of the Resource Plus acquisition, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts. The total balance owed at March 31, 2021 was approximately $1.3 million.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $608,659 USD (based upon the exchange rate at March 31, 2021). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of March 31, 2021 was $12,076 (Australian) or $9,188 USD and is due on demand.

SPAR China has secured a loan with Industrial Bank for 3.0 million Chinese Yuan or approximately $460,000 USD (based upon exchange rate at March 31, 2021).  The loan will expire December 17, 2021.  The annual interest rate was 6.0% as of March 31, 2021.  The outstanding balance with Industrial Bank as of March 31, 2021 was 3.0 million Chinese Yuan or $460,000 USD and is due on demand.

SPAR China has secured a loan with CCB Bank for 1.0 million Chinese Yuan or approximately $153,000 USD (based upon exchange rate at March 31, 2021).  The annual interest rate was 6.0% as of March 31, 2021.  The outstanding balance with Industrial Bank as of March 31, 2021 was 1.0 million Chinese Yuan or $153,000 USD and is due on demand.

Effective February 4, 2020, SPAR Todopromo established a line of credit facility with Ve Por Mas for 8.0 million Mexican Pesos or approximately $390,096 USD (based upon the exchange rate at March 31, 2021).  The line expires on May 2021.  The variable interest rate is TIIE plus 3.0% resulting in a rate of 7.3% as of March 31, 2021.  There was no outstanding balance as of March 31, 2021.

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer for 5.0 million Mexican Pesos, or approximately $243,810 USD (based upon the exchange rate at March 31, 2021).  The revolving line of credit expires May 2021.  The variable interest rate is TIIE plus 5.2% resulting in a rate of 9.6% as of March 31, 2021.  The outstanding balance with Bancomer as of March 31, 2021 was 5.0 million Mexican Pesos or $243,810 USD and is due on demand.

	Interest Rate
	as of
	March 31, 2021	2021	2022	2023	2024	2025	2026
Australia - National Australia Bank	6.56%	9	-	-	-	-	-
China - Industrial Bank	6.00%	460	-	-	-	-	-
China - CCB Bank	6.00%	153	-	-	-	-	-
Mexico - Ve Por Mas	7.30%	-	-	-	-	-	-
Mexico - Bancomer Bank	9.60%	244	-	-	-	-	-
USA - North Mill Capital	6.75%	11,774	-	-	-	-	-
USA - Fifth Third Bank	3.60%	-	-	-	-	-	-
USA - Resource Plus Seller Notes	1.85%	300	300	700	-	-	-
Total		$12,940	$300	$700	$-	$-	$–

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	March 31,	December 31,
	2021	2020
Unused Availability:
United States / Canada	$6,726	$10,238
Australia	599	463
Mexico	390	262
Total Unused Availability	$7,715	$10,963

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

SPAR's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Executives, Officers, Employees, Consultants and other Representatives Amended and Restated (as of) March 15, 2018 (the "Ethics Code"). The Ethics Code is intended to promote and reward honest, ethical, respectful and professional conduct by each director, executive, officer, employee, consultant and other representative of any of SGRP and its subsidiaries (together with SGRP, "SPAR" or the "Company") and each other Covered Person (as defined in the Ethics Code) in his or her position with the Company anywhere in the world, including (among other things) serving each customer, dealing with each vendor and treating each other with integrity and respect, and behaving honestly, ethically and professionally with each customer, each vendor, each other and the Company. Article II of the Ethics Code specifically prohibits various forms of self-dealing (including dealing with relatives) and collusion and Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from using or disclosing the Confidential Information of the Company or any of its customers or vendors, seeking or accepting anything of value from any competitor, customer, vendor, or other person relating to doing business with the Company, or engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include anything disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as required and the case may be, as well as the ownership, board, executive and other positions held in and services and other contributions to affiliates of SGRP and its subsidiaries by certain directors, officers or employees of SGRP, any of its subsidiaries or any of their respective family members.  The Governance Committee and Audit Committee each consist solely of independent outside directors (see Domestic Related Party Services, Affinity Insurance and Related Reimbursement Dispute, International Related Party Services, Other Related Party Transactions and Arrangements, and SBS Bankruptcy, Settlement and March 2020 Claim, below).

SPAR's Audit Committee has the specific duty and responsibility to review and approve the overall fairness to the Company and terms of all material related-party transactions. The Audit Committee receives affiliate contracts and amendments thereto for its review and approval (to the extent approval is given), and these contracts are periodically (often annually) again reviewed, in accordance with the Audit Committee Charter, the Ethics Code, the rules of the Nasdaq Stock Market LLC ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness to the Company, including pricing, payments to related parties, and the ability to provide services at comparable performance levels). The Audit Committee periodically reviews all related party relationships and transactions described below.

Domestic Related Party Services:

Domestic Related Party Services and Disputes

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by SBS LLC which in turn is beneficially owned by Robert G. Brown, director, chairman of the Board, and significant shareholder of SGRP. SAS is an affiliate because it is owned by William H. Bartels, also a director and significant shareholder of SGRP, and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Infotech is an affiliate because it is owned principally by Robert G. Brown.  Mr. Bartels and Robert G. Brown (collectively, the "Majority Shareholder") own approximately 53.2% of SGRP's outstanding shares and together have formed a control group and periodically filed an amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of the Securities Exchange Act of 1934" and "may act in concert with respect to certain matters", including written consents and various listed items.

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

Prior to July 2018, substantially all of the services of the Field Specialists were supplied to the Company by SBS, and substantially all of the services of the Field Administrators were supplied to the Company by SAS.  The Company terminated the services of SBS effective July 27, 2018 and engaged another independent field vendor to replace those field services previously provided by SBS (other than in California).  The Company similarly terminated SAS and has engaged another independent third-party company to replace those administrative services formerly provided by SAS, effective August 1, 2018.

Affinity Insurance and Related Reimbursement Dispute:

SMF, a wholly-owned subsidiary of SGRP that provides merchandising and marketing service to its clients throughout the United States through (among other things) services provided by others, is owed $675,000 for security deposit advances and $226,000 for quarterly premium advances made by SMF (as described below) to SAS.

Affinity Insurance Company, Ltd. ("Affinity") is a captive insurance company that provides insurance and reinsurance products to its shareholders and their affiliates in exchange for payment of premium installments, posting of security collateral and other requirements, and subject to adjustments and assessments.  SAS is a shareholder and member of Affinity and has been since approximately 2000.  SMF became a direct shareholder and member of Affinity in March 2018 in order to directly procure insurance for the domestic employees of the Company.

The business services SAS provided to, or on behalf of, SMF included insurance coverages for SMF and other SGRP employees domestically for SAS' Field Administrators and other employees and for the Field Specialists provided by SBS to SMF through the termination by SMF of SBS’ services effective on or about July 31, 2018, all in connection with services provided by SMF to its clients.  In connection with the business services provided by SAS, and based on arrangements between the parties, the Affinity insurance premiums for such coverage were ultimately charged (through SAS) for their fair share of the costs of that insurance to SMF, SAS (which then charges the Company) and SBS.

At the time SMF terminated SAS's services; the security deposit that SAS provided to Affinity to procure insurance coverage on behalf of SMF was approximately $965,000. SMF financed approximately $675,000 of that security deposit. During 2020, SAS received $426,795 of the security deposit refund in cash and applied almost all of the remaining balance toward various fees as payments.  SMF has demanded repayment of its advances to SAS from these recent refunds received from Affinity, but SAS has refused. SAS has recently stated it has no funds available to remit to SMF even though they have repeatedly acknowledged SAS owes these advances to SMF.

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

On July 8, 2020 the Company issued a demand notice to SAS for the return of $901,000 (the $675,000 security advances and the $226,000 premium advances) but to-date SAS has refused to comply with this demand.  The Company has subsequently prepared the draft of a complaint to be filed in the Supreme Court of the State of New York in Westchester County, NY, seeking appropriate relief and recovery from SAS and other related parties.  Filing of the complaint has been delayed due to transition of new management and is currently still pending.

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

Other Domestic Related Party Transactions

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SPAR through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin also owns 100% of National Store Retail Services ("NSRS"). Since September 2018, NSRS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs.

Also, NMS leases office and operational space that is owned personally by Mr. Burdekin. The lease expense is $2,000 a month. While there is no formal signed agreement, there is no expected change to the arrangement.

On August 10, 2019, NMS, to protect continuity of its Field Specialist nationwide, petitioned for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "NMS Chapter 11 Case").  On March 22, 2021, the U.S. Bankruptcy Court for the District of Nevada closed the Chapter 11 case.

Resource Plus is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the Resource Plus membership interests and by Mr. Richard Justus through his ownership of the other 49% of the Resource Plus membership interests. Mr. Justus has a 50% ownership interest in RJ Holdings which owns the buildings where Resource Plus is headquartered and operates. Both buildings are subleased to Resource Plus.

International Related Party Services:

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP, 23% by Friedshelf 401 Proprietary Limited and 26% by Lindicom Empowerment Holdings Proprietary Limited.  Mr. Adrian Wingfield, who is a Director of CMR Meridian, is one of the beneficial owners of Merhold Holding Trust ("MHT").  MHT owns the building where Meridian is headquartered.

SPAR Todopromo is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Juan F. Medina Domenzain ("JFMD"), Juan Medina Staines, Julia Cesar Hernandez Vanegas, and Jorge Medina Staines. Mr. Juan F. Medina Domenzain is an officer and director of SPAR Todopromo and is also majority shareholder (90%) of CONAPAD ("CON") which had supplied administrative and operational consulting support to SPAR Todopromo from 2016 to November 2020.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Summary of Certain Related Party Transactions:

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Services provided by affiliates:
National Store Retail Services (NSRS)	1,840	1,342
Office lease expenses (Mr. Burdekin)	6	6
Office lease expenses (RJ Holdings)	228	173
Office and vehicle lease expenses (MPT)	17	16
Vehicle rental expenses (MCPT)	12	299
Office and vehicle rental expenses (MHT)	29	73
Consulting and administrative services (CON)	-	12
Legal Services (KMSA)	14	23
Warehousing rental (JFMD)	12	13
Consulting and administrative fees (SPARFACTS)	76	31

Total services provided by affiliates	$2,234	$1,988

Due to affiliates consists of the following (in thousands):	March 31,	December 31,
	2021	2020
Loans from local investors:(1)
Australia	$578	$586
Mexico	623	623
Brazil	139	139
China	1,740	1,746
South Africa	1,223	415
Resource Plus	266	266
Total due to affiliates	$4,569	$3,775

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Bartels' Retirement and Director Compensation

William H. Bartels retired as an employee of the Company as of January 1, 2020. However, he continues to serve as a member of SPAR's Board of Directors (the "Board"), positions he has held since July 8, 1999.  Mr. Bartels is also one of the founders and a significant stockholder of SGRP (holding approximately 25.1% of the SGRP Shares).  He is also part of the 13D control group holding a majority of the SGRP Shares with Robert G. Brown.

Effective as of January 18, 2020, SPAR's Governance Committee proposed and unanimously approved the following benefits for the five year period commencing January 1, 2020, and ending December 31, 2024 (the "Five Year Period"), for Mr. Bartels in connection with his retirement: (a) retirement payments of $100,000 per year ("Retirement Compensation"); (b) the then applicable regular non-employee director fees ("Regular Fees"), currently $55,000 per year, and a supplemental Board fee of $50,000 per year ("Supplemental Fees"); and (c) the same medical, dental, eye and life insurance benefits he received as of December 31, 2019, under an arrangement whereby Mr. Bartels shared part of the cost of Medicare and supplemental health benefits, currently valued at approximately $15,588 per year ("Medical Benefits"); in each case paid in accordance with SGRP's payroll schedule and policies, and payable whether or not Mr. Bartels remains a director of SGRP for any reason.

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

Based on current rates and benefits, the aggregate value of such compensation, fees and benefits payable to Mr. Bartels will be approximately $220,558 per year and a total of $1,102,790 for the Five-Year Period. Such compensation, fees and benefits (in whole or in part) may be extended beyond the Five-Year Period at the discretion of the Board. The Company recognized $700,000 of retirement benefits in 2020, representing the present value of the future payments due Mr. Bartels.

In the event of  any future business transaction involving Mr. Bartels and SPAR for which Bartels may receive additional compensation as mutually agreed at the time of or in connection with such transaction, which under applicable law also will require approval of SPAR's Audit Committee as a related party payment or transaction (as Mr. Bartels will still be a related party if he is then a director or significant stockholder), such retirement compensation, fees or benefits will not offset, replace or limit any such additional approved transactional compensation payable to Mr. Bartels.

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

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At March 31, 2021, no shares of SGRP Series A Preferred Stock were issued and outstanding.

7.	Stock-Based Compensation and Other Plans

As of March 31, 2021, there were awards representing 585,000 shares of SGRP's Common Stock that had been granted under the 2018 Plan (565,000 of which remain outstanding), and awards representing 3,044,927 shares of SGRP's Common Stock outstanding under the 2008 Plan.  After May 31, 2019, the 2018 Plan ended and no further grants can be made under the 2018 Plan respecting such shares of SGRP's Common Stock.

The Company recognized $99,000 and $25,000 in stock-based compensation expense relating to stock option awards during the three-month periods ended March 31, 2021 and 2020, respectively.  The tax benefit available from stock-based compensation expense related to stock option during both the three months ended March 31, 2021 and 2020 was approximately $25,000 and $6,000 respectively.  As of March 31, 2021, total unrecognized stock-based compensation expense related to stock options was $1.0 million.

During the three months ended March 31, 2021 and 2020, the Company recognized approximately $5,000 and $0, respectively, of stock-based compensation expense related to restricted stock.  The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended March 31, 2021 and 2020 was approximately $1,000 and $0, respectively.  As of March 31, 2021, there was $45,000 unrecognized stock-based compensation expense related to unvested restricted stock awards.

2020 Plan

The Board authorized and approved the revised proposed 2020 stock compensation plan of SPAR Group, Inc. (the "2020 Plan"), which was submitted to and approved by the Corporation's stockholders at the Special Meeting of SGRP's stockholders on January 19, 2021(the "2020 Plan Effective Date"). The 2020 Plan became effective immediately upon such approval, and the 2020 Plan will govern all options issued thereafter. Capitalized terms used and not otherwise defined herein shall have the meanings respectively assigned to them in the 2020 Plan.

The 2020 Plan: (a) has four-month term from the 2020 Plan Effective Date (as defined below) through May 1, 2021 (the "20-21 Period"); (b) provides for the issuance of "non-qualified" option awards to purchase shares of SGRP's Common Stock ("SGRP Shares") aggregating: (i) 550,000 SGRP Shares plus; and (ii) 50,000 SGRP Shares for each of up to the first three additional new Directors during the period December 1, 2020, to April 30, 2021 (for a possible total of 700,000 SGRP Shares) available for future Awards during the 20-21 Period as outlined below (the "20-21 Maximum") under 2020 Plan.; Since one new director joined the Board on the 2020 Plan Effective Date, 600,000 SGRP Shares were available for Awards on the 2020 Plan Effective Date.  After making the contemplated awards after the 2020 Plan Effective Date, the remaining availability for future new awards for options to purchase will be 35,000 SGRP Shares unless new directors join the Board between January 19, 2021 and April 1, 2021.

Under the 2020 Plan, the Company (through its Compensation Committee with Board approval) may from time-to-time grant Awards in the form of nonqualified stock options ("NQSOs"), respecting SGRP Shares to and the Company's specified executives and employees and directors.  However, unlike the 2008 Plan and 2018 Plan, the 2020 Plan does not permit the granting of incentive stock options ("ISOs"), stock appreciation rights based on SGRP Shares ("SARs"), restricted SGRP Shares ("Restricted Stock"), or restricted stock units based on SGRP Shares ("RSUs").

The 2020 Plan: required the Company to issue as of the 2020 Plan: Effective Date new awards for options to purchase: (i) an aggregate of 125,000 SGRP Shares to 19 employees (other than the Named Executive Officers)  in individual amounts designated by the Board; (ii) 10,000 SGRP Shares to each of Panagiotis N. Lazaretos, Igor Novgorodtsev, Robert G. Brown, and Arthur H. Baer (each a director); and (iii) 50,000 SGRP Shares  to each member of the Board of Directors on the Effective Date of the Plan. Those options were granted by the Board on February 4, 2021.  The 2020 Plan terminated on May 1, 2021, and no further options were granted under it.

Summary of the 2020 Plan

The 2020 Plan and 2018 Plan and information regarding options, thereunder are summarized below, but these descriptions are subject to and are qualified in their entirety by the full text of the 2020 Plan. Unless again amended and extended (as approved by SGRP's stockholders), the 2020 Plan terminated on May 1, 2021, and thereafter no further Awards may be made under it unless additional time and shares are added to it in an amendment approved by the Board and stockholders. Awards granted prior to the end the final term of the 2020 Plan shall continue to be governed by the 2020 Plan (which 2020 Plan shall continue in full force and effect for that purpose).

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

RELATED PARTIES AND RELATED PARTY LITIGATION:

SBS, SAS, and Infotech, provided services up until 2018 to the Company and are related parties and affiliates of SGRP, but were not under the control or part of the consolidated Company. SBS was an affiliate because it is owned by an entity controlled by Mr. Robert G. Brown and prior to November 2018 was owned by Mr. Robert G. Brown and Mr. William H. Bartels. SAS was an affiliate because it is owned by Mr. William H. Bartels, Mr. Peter W. Brown and certain other relatives of Mr. Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech was an affiliate because it is owned by Mr. Robert G. Brown. Messrs. Brown and Bartels (including, as applicable, certain related parties, the "Majority Stockholders") collectively own approximately 53.2% of SGRP's common stock and were the founders of SGRP.  Mr. Robert G. Brown is a significant shareholder of SGRP, a member of a 13D control group, SGRP's former Chairman and Director of SGRP, became a director again on April 24, 2020, pursuant to the written consents of Robert G. Brown, William H. Bartels and related parties, and became the Chairman of the SGRP Board again on March 18, 2021.  Mr. William H. Bartels is a Director of SGRP.  Mr. William H. Bartels retired as an employee of the Company as of January 1, 2020. Messrs. Brown, Bartels and related parties also are shareholders, directors and/or executive officers of various affiliates of SGRP.

Advancement Claims

From October 2018 through January 2019, Robert G. Brown and William H. Bartels, in a series of correspondence, demanded from SGRP advancement and indemnification of their respective shares of legal fees and expenses incurred by them in connection with the Delaware Actions and other related party litigation matters.

SGRP denied Mr. Bartels' claims for advancement and indemnification because Mr. Bartels was sued predominately as a stockholder in the By-Laws Action and not as a director.  Mr. Bartels sued SPAR for advancement as a sitting director.  Counsel advised SGRP that generally advancement was somewhat different than indemnification as money was advanced on the condition to be repaid if indemnification was determined to be improper and that Mr. Bartels was a sitting director.  In April 2019, SGRP settled with Mr. Bartels, pursuant to which his action was dismissed and Mr. Bartels' accepted allocated By-Laws expenses of approximately $106,000 were paid by SGRP.

On December 3, 2018, Robert G. Brown demanded advancement from SGRP for his proportionate share of the legal fees and expenses incurred by him in the Delaware Actions (the "Brown Advancement Demand").  Counsel advised that Brown had been sued as a stockholder and conspirator in the By-Laws Action against him, and not as a director, Brown was not a director at the time, and they didn't believe Brown could reasonably succeed in a lawsuit for advancement.  SGRP, with the support of its Audit Committee, reject the Brown Advancement Demand.

On January 27, 2019, Mr. Robert G. Brown sent a draft of his proposed Delaware litigation complaint threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated on February 2, 2019. Mr. Brown on several occasions has sent copies of that complaint to SGRP in 2020; and filed his complaint on his own behalf in the Delaware Court of Chancery on September 17, 2020; however, through April 30, 2021, no such complaint has been properly served by Mr. Brown.  SGRP continues to deny the Brown Advancement Demand.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SBS Bankruptcy, Settlement and March 2020 Claim

In 2019, the Company filed claims against Robert G, Brown's company, SBS, in its federal bankruptcy proceeding in Nevada (the "SBS Chapter 11 Case") seeking reimbursement for $378,838 for SMF's funding of the Affinity Security Deposits and $12,963 for SMF's funding of field payment checks, and $1,839,459 for indemnification of SGRP for its settlement (see below) of the Clothier class action case in California ("Clothier") and legal costs and an unspecified amount for indemnification of SGRP for the Hogan action (see below) and other to be discovered indemnified claims.

The Company settled with SBS pursuant to their Compromise and Settlement Agreement, dated July 26, 2019 (the "Settlement Agreement").  The Settlement Agreement was submitted to the court in the SBS Chapter 11 Case.  Pursuant to the Settlement Agreement, the Company settled its claims for (among other things) indemnification from SBS in the Clothier and the Rodgers class action case in Texas ("Rodgers").  See SBS Clothier Litigation, SBS and SGRP Hogan Litigation, and SBS Rodgers Litigation, below.

On August 6, 2019, the Bankruptcy Court approved the Settlement Agreement and the SBS reorganization pursuant to SBS' First Amended Chapter 11 Plan of Reorganization, as amended by the Settlement Agreement (the "Plan of Reorganization").  Pursuant to its Plan of Reorganization, SBS also settled its potential liability in the Clothier and Rodgers cases, but the Company believes that Robert G. Brown and William H. Bartels were not released from Clothier, any related case or Rodgers.  See SBS Rodgers Litigation, below. In the Settlement Agreement, except for the carve-out described below, SBS completely released the Company from all obligations that may be owed to SBS, and the Company’s $2.2 million in claims were settled for $174,097, payable by SBS over 24 monthly installments starting January 1, 2020, and without any interest (collectively, the "Discounted Claim Payments"), as such terms are defined in the SBS Settlement Agreement.

On August 6, 2019, with the support of the Clothier and Rodgers plaintiffs and the Company, the Court approved the SBS Settlement Agreement and the SBS Reorganization pursuant to the SBS Plan (as defined in the SBS Settlement Release).

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

The Company has recorded the total settlement amount of $174,097 as of December 31, 2019.  To date, SBS is in default of the first fifteen payments totaling $108,810 and formal default notices have been sent to SBS.  As of this date the Company believes these SBS payments must ultimately be paid by SBS and will continue to evaluate its collectability from SBS and establish reserves as appropriate.  As of March 31, 2021, the total settlement amount has been reserved.

On March 6, 2020, Robert G. Brown, President, Director and indirect owner of SBS, sent an email communication on behalf of SBS demanding payment of $1,707,374 to SBS from the Company pursuant to the SBS Settlement Agreement (the "March 2020 Claim").  The Company has reviewed the March 2020 Claim and disagrees that any such amount is owed.  The Company has not accrued anything respecting Mr. Robert G. Brown's renewed claims.

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

The March 2020 Claim includes estimates for the individual legal defenses of Robert G. Brown and William H. Bartels in the private attorney general action in California ("PAGA") and Texas ("Rodgers") in cases that do not involve and never included the Company and for which the Company believes it has no liability.  The March 2020 Claim also includes defense expenses for the SBS Clothier case, which expenses SBS settled for a highly discounted amount in its bankruptcy reorganization but now wants the Company to pay in full. SBS in its bankruptcy reorganization settled its potential liability in the Rodgers and Clothier cases, and since July 2019, SBS has had no more defense expenses in those cases.  SGRP settled Clothier separately and was never a party to the Rodgers case.  However, the alleged continued willful misclassification by SBS of its independent contractors after the Clothier misclassification determination is the basis for the PAGA lawsuit against Brown and Bartels.  See SBS Field Specialist Litigation, SBS Clothier Litigation, and SGRP Hogan Litigation below.  Mr. Bartels' list also includes payments of $500,000 per year to Robert G. Brown for extended retirement and advisory fees, although the Company has never proposed, committed or agreed to them and on several occasions specifically rejected Mr. Brown's proposals in various forms for them.

Mr. Robert G. Brown and Mr. Bartels have repeated their claims in discussions with SPAR’s new CEO, Mike Matacunas, since he became SGRP's Chief Executive Officer in February 2021.  They have also increased the amount of their claims to approximately $5.6 million from $3 million, for alleged incremental costs from April 2020 to-date of prior claims.  The Company continues to reject these claims and maintains the same position.

At the Board Meeting on March 18, 2021, Mr. Bartels proposed a resolution that SGRP be responsible for the defense expenses of Mr. Bartels and Mr. Robert G. Brown in a series of arbitrations that stemmed from the claims of various former SBS independent contractors.  The Company believes that those independent contractors also had been plaintiffs in the Rodgers lawsuit (see below), that in the SBS bankruptcy SBS settled with Rodgers and the Company, and that those independent contractors have sought arbitration against Mr. Bartels and Mr. Robert G. Brown as the SBS shareholders at the time, but have not sought and could not seek arbitration against SBS because of its bankruptcy.  The Company reimbursed defense expenses incurred by SBS in Rodgers until SBS' services were terminated in July 2018.  See SBS Field Specialist Litigation, below.  The Company believes that SBS defended Robert G. Brown and William H. Bartels in Rodgers but is no longer doing so in Rodgers or the related arbitrations.  On a motion duly made by Mr. Lazaretos and seconded, that resolution was approved by the Board with four votes in favor (Mr. Bartels, Mr. Robert G. Brown, Mr. Peter W Brown, and Mr. Lazaretos), Mr. Arthur H. Baer voting against, and the other four Board members abstained. The Company believes that this resolution requires Audit Committee approval as a related party transaction and would not be effective without it under either Nasdaq rules or the Audit Committee Charter.  The Audit Committee has considered and rejected that proposal.

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

The Company settled its potential liability (as a current or former party) under two class action lawsuits against SBS, namely Clothier and Hogan.  SBS was separately dismissed from the Hogan class action prior to the Company's settlement.  SBS settled with Clothier and Rodgers in the SBS Chapter 11 Case, but the Company believes that Robert G. Brown and William H. Bartels were not released from Clothier, any related case or Rodgers (see above).  The Company has never been a party to the Rodgers case.  The Company has been comprehensively released by SBS pursuant to the Settlement Agreement and SBS Releases, but Mr. Brown continues to make claims for SBS against the Company.  See SBS Bankruptcy, Settlement and March 2020 Claim, above, and SBS Clothier Litigation and SBS Rodgers Litigation, below.

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

SGRP entered into mediation on June 7, 2018, to try to settle any potential future liability for any possible judgment against SGRP related to that case.  SGRP asked SBS to participate financially and provide its knowledge in that mediation, but SBS and its stockholders wanted Mr. Brown to lead that mediation and for SGRP to bear the full cost of any settlement, and on several occasions they declined or failed to participate in that mediation. SGRP disagreed, insisting on the economic participation of the Majority Shareholders and SBS.  SGRP reached a settlement and entered into a memorandum of settlement agreement, pursuant to which the Company would pay a maximum settlement amount of $1.3 million, payable in four equal annual installments of $325,000 each that commenced in December 2019, subject to the final court approval (the "Clothier Settlement"). Final approval was granted on September 20, 2019, and the Company was released by plaintiff and the settlement class from all other liability under the Clothier Case. The Company recorded a $1.3 million charge for the Clothier Settlement during 2018, when the agreement in the Clothier Settlement was reached. To date, the Company has made two installment payments totaling $650,000 under the Clothier Settlement, and $650,000 is accrued as of March 31, 2021

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SBS and SGRP Hogan Litigation

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

Facing litigation and potential damages in the Hogan Case, on March 27, 2019, SGRP entered into mediation with the plaintiffs and plaintiff's counsel in the Hogan Case to try to settle any potential future liability for any possible judgment against SGRP in that case. SBS and its stockholders were no longer involved in that case and so were not involved in that mediation. SGRP reached a settlement and entered into a memorandum of settlement agreement (the "Hogan Settlement"), which was approved by the court and became final in November 2019, and the Company was released by plaintiff and the settlement class from all other liability under the Hogan Case.  Pursuant to the Hogan Settlement, SGRP agreed to a settlement amount of $250,000 (in three installments), which payments commenced in December 2019 with the first payment of $150,000.  $50,000 was paid in March 2020 and the remaining $50,000 was paid in June 2020.

SBS Rodgers Litigation

Maceo Rodgers provided services to SBS pursuant to the terms of his "Master Agreements", and in such agreements acknowledging his engagement as an independent contractor.  On February 21, 2014, Rodgers filed suit against SBS, Robert G. Brown and William H. Bartels in the U.S. District Court for the Southern District of Texas (“Rogers”).  Plaintiff asserted claims on behalf of himself and an alleged class of similarly situated individuals who provided services to SBS as independent contractors, claiming they all were misclassified by SBS independent contractors and that, as a result of this misclassification, the Defendants improperly underpaid them in violation of the Fair Labor Standards Act's overtime and minimum wage provisions.  The Company reimbursed defense expenses incurred by SBS in Rodgers until SBS' services were terminated in July 2018.  The Company believes that SBS defended Robert G. Brown and William H. Bartels in Rodgers but is no longer doing so in Rodgers or the related arbitrations. See SBS Bankruptcy, Settlement and March 2020 Claim and SBS Field Specialist Litigation, above.

Rodgers settled for a claim of approximately $618,000 against SBS (but not any claims against Brown or Bartels), in the SBS Chapter 11, and in full settlement of that claim they agreed upon a discounted payment amount of approximately $48,000, payable in equal quarterly installments over a five-year period.  See SBS Bankruptcy, Settlement and March 2020 Claim above.

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

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenue:
United States	$23,676	$23,289
International	37,421	38,059
Total revenue	$61,097	$61,348

Operating income:
United States	$757	$307
International	1,961	1,170
Total operating income	$2,718	$1,477

Interest expense (income):
United States	$137	$132
International	10	96
Total interest expense	$147	$228

Other (income), net:
United States	(2)	(1)
International	(73)	(7)
Total other (income), net	$(75)	$(8)

Income before income tax expense:
United States	$622	$176
International	2,024	1,081
Total income before income tax expense	$2,646	$1,257

Income tax expense:
United States	$170	$75
International	695	260
Total income tax expense	$865	$335

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Net income:
United States	$452	$101
International	1,329	821
Total net income	$1,781	$922

Net (income) attributable to non-controlling interest:
United States	$(80)	$(63)
International	(784)	(561)
Total net (income) attributable to non-controlling interest	$(864)	$(624)

Net income attributable to SPAR Group, Inc.:
United States	$372	$38
International	545	260
Total net income attributable to SPAR Group, Inc.	$917	$298

Depreciation and amortization:
United States	$390	$414
International	140	126
Total depreciation and amortization	$530	$540

Capital expenditures:
United States	$285	$381
International	47	(39)
Total capital expenditures	$332	$342

Note:  There were no inter-company sales for the three months ended March 31, 2021 or 2020.

	March 31,	December 31,
	2021	2020
Assets:
United States	$38,910	$31,675
International	53,483	52,354
Total assets	$92,393	$84,029

	March 31,	December 31,
	2021	2020
Long lived assets:
United States	$4,645	$4,809
International	2,052	2,487
Total long lived assets	$6,697	$7,296

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended March 31,
	2021		2020
		% of		% of
		consolidated		consolidated
International revenue:		net revenue		net revenue
Brazil	$12,300	20.1%	$15,564	25.4%
South Africa	7,722	12.6	6,914	11.3
Mexico	7,259	11.9	5,847	9.5
China	3,263	5.3	2,564	4.2
Japan	2,450	4.0	2,782	4.5
India	2,226	3.6	2,291	3.7
Canada	1,878	3.1	1,717	2.8
Australia	323	0.5	380	.6
Total international revenue	$37,421	61.1%	$38,059	62.0%

10.	Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

Recently Adopted

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

The components of SPAR's lease expenses for the three months ended March 31, 2021 and 2020, which are included in the condensed consolidated income statement, are as follows (in thousands):

		Three Months Ended	Three Months Ended
Lease Costs	Classification	March 31, 2021	March 31, 2020
Operating lease cost	Selling, General and Administrative Expense	$217	$674
Short-term lease cost	Selling, General and Administrative Expense	302	112
Variable costs	Selling, General and Administrative Expense	50	97
Total lease cost		$569	$883

Supplemental cash flow information related to SPAR’s leases for three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Cash paid for amounts included in the measurement of lease liabilities	$520	$720

Assets obtained in exchange for new operating lease liabilities
Operating lease	$-	$722

At March 31, 2021, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Period Ending December 31,	Amount
2021	$1,065
2022	792
2023	337
2024	247
2025	393
Thereafter	143
Total Lease Payments	2,977
Less: imputed interest	498
Total	2,479

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, “SPAR”, the "SPAR Group" or the "Company"), and this Quarterly Report has been filed by SGRP with the Securities and Exchange Commission (the "SEC"). There also are forward-looking statements contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021, and SGRP's First Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on April 29, 2021 (as so amended, the "Annual Report"),   in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held in June of  2021, which SGRP to be filed with the SEC in May of  2021 (the "Proxy Statement"), SGRP's definitive Information Statement filed with the SEC on February 2, 2021, (the ”Information Statement"), SGRP's definitive Proxy Statement and Information Statement filed with the SEC on December 10, 2020 (the "Second Special Meeting Proxy/Information Statement"),  and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, the Information Statement, the Second Special Meeting Proxy/Information Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

SPAR Group, Inc. and Subsidiaries

GENERAL

The SPAR Group is a leading global merchandising and marketing services company, providing a broad range of services to retailers, manufacturers and distributors around the world.  With more than 40 years of experience, 25,000+ merchandising specialists around the world, 200,000+ average store visits a week and long-term relationships with some of the world’s leading manufacturers and retail businesses, SPAR provides specialized capabilities across more than 9 countries and 4 continents.

The Company's focus is merchandising and marketing.  Its specialists are in stores restocking shelves, auditing inventory, performing competitive price shopping, setting up exciting promotions, assembling fixtures and furniture, preparing new locations for grand openings, assisting with sales and more.  SPAR provides the “last mile” of retailing and manufacturer product merchandising and marketing.

The Company’s services apply to a wide range of segments and categories.  SPAR serves retailers in the grocery, drug, dollar, discount, convenience, cash and carry, home improvement, consumer electronics, automotive, pharmacy, office supply and mass merchandise segments.  SPAR serves manufacturers and distributors in the personal technology, electronics, beverage, household product, consumables, automotive aftermarket and consumer product segments.  The Company's ability to recognize trends and opportunities across segments and geographies distinguishes the business from local or regional competition.

The Company operates in markets that represent more than 50% of the world’s population.  SPAR has expanded internationally to serve clients but also to capitalize on growing global demand.  As of March 31, 2021, SPAR is in 9 countries including, United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan, and India.  The Company no longer operates in Turkey.

The Company operates under two divisions: Domestic and International.  The Domestic division is comprised of all operations within the United States.  The International division is a consolidation of all operations and joint ventures outside the United States.

The Domestic business is led and operated from its global headquarters in Auburn Hills, MI.  The International business is also led from the global headquarters, but then has regional leadership and offices in the respective countries.

The Company’s approach to the international marketplace has historically been to establish joint ventures.  SPAR believes this approach enables the Company to bring the breadth of its global capabilities and tools while capitalizing on the strength and importance of local executive leadership and resources.

Summaries of the Company’s business and domestic and international business are set forth below. Please see Item 1 of the Annual Report for a more detailed description of the Company's Business, and the following parts of the Proxy Statement (which were incorporated by reference into the Annual Report): (i) Security Ownership of Certain Beneficial Owners and Management, (ii) Corporate Governance, (iii) Executive Compensation, Directors and Other Information and (iv) Executive Compensation, Equity Awards and Options. Please also see, review and give particular attention, to the Risk Factors in Item 1A of the Annual Report (including, without limitation, Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Potential Conflicts in Services Provided by Affiliates, Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Risks of a Nasdaq Delisting and Penny Stock Trading), to Note 8 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, above, and to Note 5 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended March 31, 2021, compared to three months ended March 31, 2020

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2021		2020
	$	%	$	%
Net revenues	$61,097	100.0%	$61,348	100.0%
Cost of revenues	48,838	79.9	49,560	80.8
Gross profit	12,259	20.1	11,788	19.2
Selling, general & administrative expense	9,011	14.7	9,771	15.9
Depreciation & amortization	530	0.9	540	0.9
Operating income	2,718	4.5	1,477	2.4
Interest expense, net	147	0.2	228	0.4
Other income, net	(75)	(0.1)	(8)	(0.0)
Income before income taxes	2,646	4.4	1,257	2.0
Income tax expense	865	1.4	335	0.5
Net income	1,781	3.0	922	1.5
Net income attributable to non-controlling interest	(864)	(1.4)	(624)	(1.0)
Net income attributable to SPAR Group, Inc.	$917	1.6%	$298	0.5%

Net Revenues

Net revenues for the three months ended March 31, 2021 were $61.1 million, compared to $61.3 million for the three months ended March 31, 2020, a decrease of $0.2 million or 0.3%.

Domestic net revenues totaled $23.7 million in the three months ended March 31, 2021, compared to $23.2 million for the same period in 2020.

International net revenues totaled $37.4 million for the three months ended March 31, 2021, compared to $38.1 million for the same period in 2020, a decrease of $0.7 million or 1.8%.  The decrease in international net revenues was primarily due to foreign currency translation.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor related expenses and was 79.9% of its net revenues for the three months ended March 31, 2021, and 80.8% of its net revenues for the three months ended March 31, 2020.

Domestic cost of revenues was 77.5% of net domestic revenues for the three months ended March 31, 2021, and 76.2% of net domestic revenues for the three months ended March 31, 2020. The increase in cost of revenues was due primarily to an unfavorable mix of project work.

Internationally, the cost of revenues as a percentage of net international revenues was 81.5% and 83.6% for the three months ended March 31, 2021 and 2020, respectively.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $9.0 million and $9.8 million for the three months ended March 31, 2021 and 2020, respectively.

Domestic selling, general and administrative expenses totaled $4.2 million and $4.8 million for the three months ended March 31, 2021 and 2020, respectively.

International selling, general and administrative expenses totaled $4.8 million and $5.0 million for the three months ended March 31, 2021 and 2020, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $530,000 and $540,000 for the three months ended March 31, 2021 and 2020, respectively.

Interest Expense

The Company's net interest expense was $147,000 for the three months ended March 31, 2021, and $228,000 for the same period in 2020.

Other Income

Other income was $75,000 and $8,000 for the three months ended March 31, 2021 and 2020, respectively.

Income Taxes

Income tax expense was $865,000 for the three months ended March 31, 2021, compared to $335,000 for the three months ended March 31, 2020.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $864,000 for the three months ended March 31, 2021  and  $624,000 for three months ended March 31, 2020 respectively.

Net Income

The Company reported net income of $917,000 for the three months ended March 31, 2021, or $0.04 per diluted share, compared to a net income of $298,000, or $0.01 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the three months ended March 31, 2021, the Company had a net income before non-controlling interest of $1.8 million.

Net cash provided by operating activities was $2.4 million for the three months ended March 31, 2021, compared to $1.5 million for the three months ended March 31, 2020.  The net cash provided by operating activities during the three months ended March 31, 2021, was primarily due to a decrease in prepaids, and an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and the other risks detailed in the section titled "Risk Factors" included elsewhere in our Annual Report.  However, we believe that our existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Net cash used in investing activities was $332,000 for the three months ended March 31, 2021, compared to $342,000 for the three months ended March 31, 2020. The net cash used in investing activities during the three months ended March 31, 2021, was due to fixed asset additions, primarily capitalized software.

SPAR Group, Inc. and Subsidiaries

Net cash provided by financing activities for the three months ended March 31, 2021, was $3.6 million compared to $1.5 million for the three months ended March 31, 2020.  Net cash provided by financing activities during the three months ended March 31, 2021, was primarily due to net payments/draws on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the three months ended March 31, 2021 of approximately $3.7 million.

The Company had net working capital of $24.4 million and $23.6 million at March 31, 2021 and December 31, 2020 respectively.  The Company's current ratio was 1.5 at March 31, 2021, and 1.6 at December 31, 2020.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of March 31, 2021.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's first quarter of its 2021 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For a further discussion of certain legal proceedings, see Note 5 and Note 8 to the Company's Condensed Consolidated Financial Statements above.

SPAR Group, Inc. and Subsidiaries

Item 1A.	Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2020 Annual Report, which Risk Factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since the 2020 Annual Report. You should review and give attention to all of those Risk Factors.

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

Date: May 13, 2021	SPAR Group, Inc., Registrant

By: /s/ Fay DeVriese
Fay DeVriese Chief Financial Officer, Treasurer and Secretary