Form 10-Q
period 2021-06-30
SPAR Group, Inc.
filed 2021-08-16
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2021.

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on August 10, 2021, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $12.1 million.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SGRP	Nasdaq

The number of shares of the Registrant's Common Stock outstanding as of August 10, 2021, was 21,333,371 shares.

SPAR Group, Inc.

Index

PART I:	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited), and December 31, 2020	2

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2021 and 2020	3

	Condensed Consolidated Statement of Equity (Unaudited) for the three and six months ended June 30, 2021 and 2020	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4	Controls and Procedures	31

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings	32

Item 1A	Risk Factors	33

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3	Defaults Upon Senior Securities	33

Item 4	Mine Safety Disclosures	33

Item 5	Other Information	33

Item 6	Exhibits	34

SIGNATURES		35

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,701	$15,972
Accounts receivable, net	57,232	46,914
Prepaid expenses and other current assets	4,392	3,631
Total current assets	78,325	66,517
Property and equipment, net	2,882	2,795
Operating lease right-of-use assets	2,118	2,900
Goodwill	3,763	3,760
Intangible assets, net	1,996	2,255
Deferred income taxes	4,359	4,201
Other assets	1,537	1,601
Total assets	$94,980	$84,029
Liabilities and equity
Current liabilities:
Accounts payable	$11,117	$7,859
Accrued expenses and other current liabilities	21,607	18,745
Due to affiliates	3,637	3,775
Customer incentives and deposits	3,706	1,799
Lines of credit and short-term loans	11,386	9,329
Current portion of operating lease liabilities	964	1,398
Total current liabilities	52,417	42,905
Operating lease liabilities, less current portion	1,154	1,502
Long-term debt and other liabilities	1,000	1,000
Total liabilities	54,571	45,407
Commitments and contingencies – See Note 8
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares – None – Balance at June 30, 2021 and December 31, 2020	-	-
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 21,269,797 – Balance at June 30, 2021, and 21,122,312 – December 31, 2020	213	211
Treasury stock, at cost 1,697 shares – Balance at June 30, 2021 and December 31, 2020	(2)	(2)
Additional paid-in capital	16,857	16,645
Accumulated other comprehensive loss	(3,888)	(3,913)
Retained earnings	10,649	9,218
Total SPAR Group, Inc. equity	23,829	22,159
Non-controlling interest	16,580	16,463
Total equity	40,409	38,622
Total liabilities and equity	$94,980	$84,029

See accompanying notes.

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net revenues	$67,176	$50,944	$128,273	$112,292
Cost of revenues	55,170	41,072	104,008	90,632
Gross profit	12,006	9,872	24,265	21,660
Selling, general and administrative expense	9,585	7,370	18,595	17,141
Depreciation and amortization	534	539	1,064	1,079
Operating income	1,887	1,963	4,606	3,440
Interest expense	129	84	277	312
Other expense (income), net	5	(50)	(70)	(58)
Income before income tax expense	1,753	1,929	4,399	3,186

Income tax expense	621	624	1,486	959
Net income	1,132	1,305	2,913	2,227
Net (income) attributable to non-controlling interest	(618)	(1,408)	(1,482)	(2,034)
Net income (loss) attributable to SPAR Group, Inc.	$514	$(103)	$1,431	$193
Basic and diluted income per common share:	$0.02	$0.00	$0.07	$0.01
Weighted average common shares – basic	21,262	21,108	21,225	21,107
Weighted average common shares – diluted	21,617	21,125	21,600	21,157

Net income	$1,132	$1,305	$2,913	$2,227
Other comprehensive income (loss):
Foreign currency translation adjustments	$491	(79)	(1,344)	(3,979)
Comprehensive income (loss)	1,623	1,226	1,569	(1,752)
Comprehensive loss (income) attributable to non-controlling interest	(885)	(1,365)	(112)	455
Comprehensive income (loss) attributable to SPAR Group, Inc.	$738	$(139)	$1,457	$(1,297)

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2021	21,122	$211	2	$(2)	$16,645	$(3,913)	$9,218	$16,463	$38,622

Exercise of stock options	131	1	–	–	(66)	–	–	–	(65)
Share-based compensation	–	–	–	–	99	–	–	–	99
Other comprehensive (loss)	–	–	–	–	–	(198)	–	(1,637)	(1,835)
Net income	–	–	–	–	–	–	917	864	1,781
Balance at March 31, 2021	21,253	$212	2	$(2)	$16,678	$(4,111)	$10,135	$15,690	$38,602
Exercise of stock options	16	1	–	–	(4)	–	–	–	(3)
Share-based compensation	–	–	–	–	183	–	–	–	183
Other changes to non-controlling interest	–	–	–	–	–	–	–	4	4
Other comprehensive income	–	–	–	–	–	223	–	268	491
Net income	–	–	–	–	–	–	514	618	1,132
Balance at June 30, 2021	21,269	$213	2	$(2)	$16,857	$(3,888)	$10,649	$16,580	$40,409

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

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$2,913	$2,227
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,064	1,079
Non-cash lease expense	782	1,562
Bad debt expense, net of recoveries	139	64
Share-based compensation	282	95
Changes in operating assets and liabilities:
Accounts receivable	(10,377)	6,404
Prepaid expenses and other assets	(867)	619
Accounts payable	3,269	(2,334)
Operating lease liabilities	(782)	(1,562)
Accrued expenses, other current liabilities and customer incentives and deposits	4,586	618
Net cash provided by operating activities	1,009	8,772

Investing activities
Purchases of property and equipment and capitalized software	(890)	(786)
Partners' Investment in Subsidiary	4	-
Net cash used in investing activities	(886)	(786)

Financing activities
Net borrowings on lines of credit	2,093	(792)
Payments related to stock options exercised	(68)	-
Net cash provided by (used in) financing activities	2,025	(792)

Effect of foreign exchange rate changes on cash	(1,419)	(3,976)
Net change in cash and cash equivalents	729	3,218
Cash and cash equivalents at beginning of period	15,972	10,458
Cash and cash equivalents at end of period	$16,701	$13,676

Supplemental disclosure of cash flows information:
Interest paid	$327	$413
Income taxes paid	$238	$36

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited, interim condensed consolidated financial statements of SPAR Group, Inc. ("SGRP" or the "Corporation") and subsidiaries, accompanying this Quarterly Report on Form 10-Q for the second quarter ended June 30, 2021 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. SGRP and its subsidiaries may be referred to collectively as "SPAR", the "SPAR Group" or the "Company". The accompanying consolidated balance sheet as of December 31, 2020 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K (the “2020 Form 10-K"). In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2021, and the First Amendment to SGRP's Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on April 29, 2021 (as so amended, the "Annual Report"). Particular attention should be given to Items 1 and 1A of the 2020 Annual Report respecting the Company's Business and Risk Factors, respectively. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year.

2.	Business and Organization

The SPAR Group is a leading global merchandising and marketing services company, providing a broad range of services to retailers, manufacturers and distributors around the world. With more than 40 years of experience, 25,000+ merchandising specialists around the world, 200,000+ average store visits a week and long-term relationships with some of the world’s leading manufacturers and retail businesses, SPAR provides specialized capabilities across 9 countries and 4 continents.

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

The Company operates in markets that represent more than 50% of the world’s population. SPAR has expanded internationally to serve clients but also to capitalize on growing global demand. As of June 30, 2021, SPAR is in 9 countries including, United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan, and India. The Company no longer operates in Turkey.

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

While the COVID-19 pandemic has not had any material unfavorable effects on our financial results for the year ended December 31, 2020 or through the six months ended June 30, 2021, the extent of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows. The Company has experienced an increase in labor costs and certain wage pressures that could be attributed COVID-19. A prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our access to financing on favorable terms, increase our exposure to potential impairment charges related to long-lived and intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the conditions surrounding the COVID-19 pandemic continue to evolve rapidly, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  The CARES Act is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. As of June 30, 2021, the Company has elected to defer the employer-paid portion of social security taxes of $1.3 million, which is included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets.  The Company expects to repay approximately half of the deferred balance during 2021 with the remainder to be fully paid by December 2022.

Amended Mexican Labor Law

Effective June 30, 2021, the Mexican Labor Law was amended to prohibits outsourcing of personnel unless services are considered specialized services.  The majority of services provided by SPAR Todopromo are not considered to be specialized, therefore the amendment could have a material adverse effect on revenues.  SPAR is currently reviewing the potential impact of the amendment.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$514	$(103)	$1,431	$193

Denominator:
Shares used in basic net income per share calculation	21,262	21,108	21,225	21,107
Effect of diluted securities:
Stock options and unvested restricted shares	355	17	375	50
Shares used in diluted net income per share calculations	21,617	21,125	21,600	21,157

Basic and diluted net income per common share:	$0.02	$0.00	$0.07	$0.01

4.	Credit Facilities and Other Debt

Domestic Credit Facilities

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

North Mill Capital Credit Facility

The Company has a secured revolving credit facility in the United States and Canada (the "NM Credit Facility") with North Mill Capital, LLC, d/b/a SLR Business Credit ("NM").

In order to obtain, document and govern the NM Credit Facility: SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC") and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each an "NM Loan Party" and collectively, the "NM Loan Parties"), entered into 18-month individual Loan and Security Agreements with NM dated as of April 10, 2019.

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

On June 30, 2021, the aggregate interest rate was 5.25% per annum, and the outstanding loan balance was $10.0 million. Outstanding amounts are classified as short-term debt.

Revolving loans are available to the Borrowers under the NM Credit Facility based upon the borrowing base formula defined in the NM Loan Agreement.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Borrowers, including, maintaining a positive trailing EBITDA for each Borrower, limits on non-ordinary course payments and transactions, incurring or guarantying indebtedness, increases in executive, officer or director compensation, capital expenditures and other investments. The Company was in compliance of such covenants as of June 30, 2021.

Fifth Third Credit Facility - Resource Plus

One of the Company's consolidated subsidiaries, Resource Plus of North Florida, Inc. ("Resource Plus"), is a party to a revolving line of credit facility (the "Fifth Third Credit Facility") from Fifth Third Bank for $3.5 million, which is currently scheduled to become due on June 16, 2022.

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of June 30, 2021, there was no outstanding balance. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined in the agreement) per annum, plus (B) two hundred fifty basis points (2.50%). On June 30, 2021, the aggregate interest rate under that formula was 3.6% per annum. The Fifth Third Credit Facility contains a debt service charge coverage ratio financial covenant requiring Resource Plus to maintain a minimum ratio of 1.2 for available cash flow to fixed charges, as defined in the agreement. Resource Plus was not in compliance with the covenant as of June 30, 2021 and has obtained a waiver from Fifth Third Bank.

Resource Plus - Seller Notes

Effective with the closing of the Resource Plus acquisition, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts. The total balance owed at June 30, 2021 was approximately $1.3 million.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $611,391 USD (based upon the exchange rate at June 30, 2021). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of June 30, 2021 was $58,801 (Australian) or $44,938 USD and is due on demand.

SPAR China has secured a loan with Construction Bank for 1.0 million Chinese Yuan or approximately $156,000 USD (based upon the exchange rate at June 30, 2021). The loan will expire May 31, 2022. The annual interest rate was 4.25% as of June 30, 2021. The outstanding balance with Construction Bank as of June 30, 2021 was 1.0 million Chinese Yuan or $156,000 USD and is due on demand.

SPAR China has secured a loan with People's Bank of China for 1.0 million Chinese Yuan or approximately $156,000 USD (based upon the exchange rate at June 30, 2021). The loan will expire June 7, 2022. The annual interest rate was 3.65% as of June 30, 2021. The outstanding balance with People's Bank of China as of June 30, 2021 was 1.0 million Chinese Yuan or $156,000 USD and is due on demand.

SPAR China has secured a loan with Industrial Bank for 3.0 million Chinese Yuan or approximately $467,000 USD (based upon the exchange rate at June 30, 2021). The loan will expire December 17, 2021. The annual interest rate was 6.0% as of June 30, 2021. The outstanding balance with Industrial Bank as of June 30, 2021 was 3.0 million Chinese Yuan or $467,000 USD and is due on demand.

Effective February 4, 2020, SPAR Todopromo established a line of credit facility with Ve Por Mas for 8.0 million Mexican Pesos or approximately $399,000 USD (based upon the exchange rate at June 30, 2021). The line expires on February 2022. The variable interest rate is TIIE plus 3.0% resulting in a rate of 7.3% as of June 30, 2021. There was no outstanding balance as of June 30, 2021.

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer for 5.0 million Mexican Pesos, or approximately $250,000 USD (based upon the exchange rate at June 30, 2021). The revolving line of credit expires May 2022. The variable interest rate is TIIE plus 5.2% resulting in a rate of 9.5% as of June 30, 2021. The outstanding balance with Bancomer as of June 30, 2021 was 5.0 million Mexican Pesos or $250,000 USD and is due on demand.

	Interest Rate
	as of
	June 30, 2021	2021	2022	2023	2024	2025	2026
Australia - National Australia Bank	6.56%	45	-	-	-	-	-
China- Construction Bank	4.25%	156	-	-	-	-	-
China- People's Bank of China	3.65%	156	-	-	-	-	-
China - Industrial Bank	6.00%	467	-	-	-	-	-
Mexico - Bancomer Bank	9.50%	250	-	-	-	-	-
USA - North Mill Capital	5.25%	10,012	-	-	-	-	-
USA - Resource Plus Seller Notes	1.85%	300	300	700	-	-	-
Total		$11,386	$300	$700	$-	$-	$–

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	June 30,	December 31,
	2021	2020
Unused Availability:
United States / Canada	$8,487	$10,238
Australia	566	262
Mexico	399	463
Total Unused Availability	$9,452	$10,963

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

SPAR's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Executives, Officers, Employees, Consultants and other Representatives Amended and Restated (as of) March 15, 2018 (the "Ethics Code"). The Ethics Code is intended to promote and reward honest, ethical, respectful and professional conduct by each director, executive, officer, employee, consultant and other representative of any of SGRP and its subsidiaries (together with SGRP, "SPAR" or the "Company") and each other Covered Person (as defined in the Ethics Code) in his or her position with the Company anywhere in the world, including (among other things) serving each customer, dealing with each vendor and treating each other with integrity and respect, and behaving honestly, ethically and professionally with each customer, each vendor, each other and the Company. Article II of the Ethics Code specifically prohibits various forms of self-dealing (including dealing with relatives) and collusion and Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from using or disclosing the Confidential Information of the Company or any of its customers or vendors, seeking or accepting anything of value from any competitor, customer, vendor, or other person relating to doing business with the Company, or engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include anything disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as required and the case may be, as well as the ownership, board, executive and other positions held in and services and other contributions to affiliates of SGRP and its subsidiaries by certain directors, officers or employees of SGRP, any of its subsidiaries or any of their respective family members. The Governance Committee and Audit Committee each consist solely of independent outside directors (see Independent Director Resignations, Nasdaq Deficiencies and Search for New Independent Directors, Domestic Related Party Services, Affinity Insurance and Related Reimbursement Dispute, International Related Party Services, Other Related Party Transactions and Arrangements, and SBS Bankruptcy, Settlement and March 2020 Claim, below).

SPAR's Audit Committee has the specific duty and responsibility to review and approve the overall fairness to the Company and terms of all material related-party transactions and payments. The Audit Committee receives affiliate contracts and amendments thereto for its review and approval (to the extent approval is given), and these contracts are periodically (often annually) again reviewed, in accordance with the Audit Committee Charter, the Ethics Code, the rules of the Nasdaq Stock Market LLC ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness to the Company, including pricing, payments to related parties, and the ability to provide services at comparable performance levels). The Audit Committee periodically reviews all related party relationships and transactions described below. The Audit Committee currently does not have the three independent directors required under Nasdaq Rules. See Independent Director Resignations, Nasdaq Deficiencies and Search for New Independent Directors, below.

Independent Director Resignations, Nasdaq Deficiencies and Search for New Independent Directors

On June 9, 2021, in a letter to the Corporation, all three members of SGRP's Audit Committee, namely Mr. Arthur H. Baer (its Chairman), Mr. Igor Novgorodtsev, and Mr. Jeffrey A. Mayer, resigned from the Board and its Committees (the "Resignations"), effective immediately. Each of them was an independent director both under the general Nasdaq Rules and under Nasdaq's more stringent Audit Committee Rules (each a "Resigning Independent Director"). On June 15, 2021, Nasdaq notified SGRP that, due to the simultaneous resignations of all three directors on its audit committee, SGRP no longer complied with Nasdaq's majority independent board and audit committee requirements.

On July 2, 2021, SGRP submitted a plan of compliance (the "Plan") to Nasdaq, in which SGRP outlined its efforts to find and appoint three new independent directors to the Board and Audit Committee, by October 1, 2021, thereby enabling the Company to regain compliance with Nasdaq's rules, which efforts include the retention of Caldwell Partners to lead SGRP's independent director search and identify suitable candidates independent under Nasdaq's more stringent Audit Committee Rules.

On July 16, 2021, Nasdaq responded in a letter to SGRP (the "Response") and accepted the Plan to appoint three new independent directors to the Board and Audit Committee. In the Response, Nasdaq gave SGRP an extension until October 15, 2021, to implement the Plan and regain compliance with the majority independent board and Audit Committee requirement rules.

Following the Resignations on June 9, 2021, the remaining members of the Board were and continue to be Mr. Robert G. Brown (Chairman of the Board and one of the Majority Stockholders), Mr. William H. Bartels (also one of the Majority Stockholders), Mr. Peter W. Brown, Mr. Panagiotis N. Lazaretos, Mr. James R. Brown, Sr., and Mr. Michael R. Matacunas (CEO and President of SGRP). At that time, the Board had previously determined that only Mr. Peter W. Brown and Mr. Panagiotis N. Lazaretos were then independent directors for general board purposes and that Mr. James R. Brown, Sr. would become an independent director for general board purposes on August 1, 2021. However, on July 30, 2021, a majority of the Board determined Mr. Robert G. Brown would become an independent director for general board purposes on August 1, 2021. Accordingly, the Board now has a majority (4 of 6) of independent director for general board purposes.

Nasdaq Listing Rule 5605(c)(2) requires that a listed company have an Audit Committee of at least three independent directors with members that each have financial literacy and even greater independence under Nasdaq's more stringent Audit Committee rules.

On July 8, 2021, a majority of the Board approved the appointment of Mr. Panagiotis N. Lazaretos to the Audit Committee, and on July 30, 2021, a majority of the Board confirmed (over the objection of SGRP's management) that Mr. Lazaretos had the requisite financial literacy and stricter degree of independence required for Audit Committee membership and that Mr. Lazaretos' consulting position with SGRP earlier this year was not a bar to such membership.

The Corporation is currently undertaking a rigorous search for three new independent director candidates to replace the Resigning Independent Directors (the "Search"). The Search is also focused on finding diverse candidates who meet the Board the financial literacy and greater independence requirements for Audit Committee members.

Termination of their 13D Control Group by Robert G. Brown and William H. Bartels

Mr. Bartels and Robert G. Brown (collectively, the "Majority Stockholders") own approximately 53.5% of SGRP's outstanding shares and together had formed a control group and periodically acted together. On March 11,2020, Mr. Bartels and Mr. Brown filed an amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of the Securities Exchange Act of 1934" and "may act in concert with respect to certain matters", including written consents and various listed items. On May 14, 2021, Mr. Bartels, and on May 17, 2021, Mr. Brown, filed amendments to their respective 13D filings with the SEC to remove themselves from each other's group. However, the Majority Stockholders have reserved the right "alone or in conjunction with other stockholders, . . .from time to time, to engage with the Company's Board of Directors (the "Board") and to take actions in their capacity as significant stockholders. . ."

See Domestic Related Party Services, Affinity Insurance and Related Reimbursement Dispute, International Related Party Services, Other Related Party Transactions and Arrangements, Further Re-determining Independence of Peter W. Brown, and Determining Independence of James R. Brown, Sr. and Emergency Seating on Governance Committee in this Note, below, and Related Parties and Related Party Litigation and SBS Bankruptcy, Settlement and March 2020 Claim in Note 8 -- Legal Matters, below.

Domestic Related Party Services:

Domestic Related Party Services and Disputes

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services in the past to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by SBS LLC which in turn is beneficially owned by Robert G. Brown, director, chairman of the Board, and significant shareholder of SGRP. SAS is an affiliate because it is owned by William H. Bartels, also a director and significant shareholder of SGRP, and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech is an affiliate because it is owned principally by Robert G. Brown. See Termination of their 13D Control Group by Robert G. Brown and William H. Bartels, above.

The Company executes its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), and a significant portion of them are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and a significant portion of the Field Administrators are in turn employed by other independent third parties.

Prior to July 2018, substantially all of the services of the Field Specialists were supplied to the Company by SBS, and substantially all of the services of the Field Administrators were supplied to the Company by SAS. The Company terminated the services of SBS effective July 27, 2018. The Company similarly terminated SAS effective August 1, 2018.

Affinity Insurance and Related Reimbursement Dispute:

SPAR Marketing Force, Inc. ("SMF"), a wholly-owned subsidiary of SGRP that provides merchandising and marketing service to its clients throughout the United States through (among other things) services provided by others, is owed $675,000 for security deposit advances and $226,000 for quarterly premium advances made by SMF (as described below) to SAS.

Affinity Insurance Company, Ltd. ("Affinity") is a captive insurance company that provides insurance and reinsurance products to its shareholders and their affiliates in exchange for payment of premium installments, posting of security collateral and other requirements, and subject to adjustments and assessments. SAS is a shareholder and member of Affinity and has been since approximately 2000. SMF became a direct shareholder and member of Affinity in March 2018 to directly procure insurance for the domestic employees of the Company.

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

At the time SMF terminated SAS's services; the security deposit that SAS provided to Affinity to procure insurance coverage on behalf of SMF was approximately $965,000. SMF financed approximately $675,000 of that security deposit. During 2020, SAS received $426,795 of the security deposit refund in cash and applied almost all the remaining balance toward various fees as payments. SMF has demanded repayment of its advances to SAS from refunds received from Affinity, but SAS has refused. SAS has recently stated it has no funds available to remit to SMF. SAS has acknowledged owing these advances to SMF.

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

On July 8, 2020 the Company issued a demand notice to SAS for the return of $901,000 (the $675,000 security advances and the $226,000 premium advances) but to-date SAS has not complied with this demand. The Company has subsequently prepared the draft of a complaint to be filed in the Supreme Court of the State of New York in Westchester County, NY, seeking appropriate relief and recovery from SAS and other related parties. Filing of the complaint is still pending.

The Company recorded a reserve for the full $901,000 in such receivables in 2018 but has not and will not release SAS' obligations to repay those amounts.

SAS is claiming alleged ongoing post-termination expenses, but SMF believes that no post-termination expenses are required to be paid to SAS for its expenses following the termination of SAS' services two years ago in July 2018.

See SBS Bankruptcy, Settlement and March 2020 Claim in Note 8 -- Legal Matters, below.

Other Domestic Related Party Transactions

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SPAR through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin also owns 100% of National Store Retail Services ("NSRS"). Since September 2018, NSRS provided substantially all the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs.

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

JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil company pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party respecting the Company. EILLC is owned by Mr. Peter W. Brown, a citizen and resident of the USA ("PWB") and a director of SPAR BSMT and SGRP and nephew of Robert G. Brown. See Further Re-determining Independence of Peter W. Brown, below.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Summary of Certain Related Party Transactions:

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Services provided by affiliates:
National Store Retail Services (NSRS)	$1,959	1,050	$3,799	2,392
Office lease expenses (Mr. Burdekin)	6	6	12	12
Office lease expenses (RJ Holdings)	214	177	442	350
Office and vehicle lease expenses (MPT)	18	11	35	27
Vehicle rental expenses (MCPT)	12	281	24	580
Office and vehicle rental expenses (MHT)	30	58	59	131
Consulting and administrative services (CON)	-	11	-	23
Legal services (KMSA)	16	34	30	57
Warehousing rental (JFMD)	12	12	24	25
Consulting and administrative fees (SPARFACTS)	62	41	138	72
Total services provided by affiliates	$2,329	$1,681	$4,563	$3,669

Due to affiliates consists of the following (in thousands):	June 30,	December 31,
	2021	2020
Loans to local investors:
China (included in Other Receivables)	$-	$613

Loans from local investors:(1)
Australia	$483	$586
Mexico	623	623
Brazil	139	139
China	1,762	1,746
South Africa	364	415
Resource Plus	266	266
Total due to affiliates	$3,637	$3,775

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Bartels' Retirement and Director Compensation

William H. Bartels retired as an employee of the Company as of January 1, 2020. However, he continues to serve as a member of SPAR's Board of Directors (the "Board"), positions he has held since July 8, 1999. Mr. Bartels is also one of the founders and a significant stockholder of SGRP.

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

The Retirement Compensation, Regular Fees and Supplemental Fees that remain unpaid during the Five-Year Period: (i) shall be accelerated and paid to Mr. Bartels (or his heirs or assigns) in full upon the sale to a third party of a majority of the SGRP Shares or all or substantially all SGRP's assets; and (ii) shall survive and be payable in full to his heirs and assigns in the event of the death of Mr. Bartels.

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

In the event of any future business transaction involving Mr. Bartels and SPAR for which Mr. Bartels may receive additional compensation as mutually agreed at the time of or in connection with such transaction, which under applicable law also will require approval of SPAR's Audit Committee as a related party payment or transaction (as Mr. Bartels will still be a related party if he is then a director or significant stockholder), such retirement compensation, fees or benefits will not offset, replace or limit any such additional approved transactional compensation payable to Mr. Bartels.

Loan to Majority Shareholders

On March 25, 2021, the Company has entered a short-term loan agreement with Mr. William H. Bartels, for the total amount of $100,000 secured by his pledge of SGRP Shares. The loan bears interest at a fixed annual rate equal to 2% per annum through the maturity date of May 25, 2021. After the maturity date, all outstanding obligations bear interest until paid in full at the fixed annual rate equal to 6% per annum, compounded monthly. Mr. Bartels has secured the obligations with equivalent shares of common stock issued by SGRP.  The loan has been repaid in full with interest in August of 2021.

Further Re-determining Independence of Peter W. Brown

The Governance Committee re-evaluated the independence of Peter W. Brown and determined, effective July 16, 2020, that Peter W. Brown could be considered independent except for related party matters and that he would not be voting on related party matters. A "Related Party Matter" means anything directly or indirectly related to any payment to or for, or any transaction, settlement or litigation with: (i) Robert G. Brown, William H. Bartels, any of their respective family members, or any company or other business or entity (other than the Corporation) directly or indirectly owned or controlled by any one or more of Mr. Brown, Mr. Bartels or their respective family members; (ii) Mr. Jonathan Dagues Martins, any of his family members, or any company or other business or entity directly or indirectly owned or controlled by any one or more of Mr. Martins or his family members; (iii) Earth Investments, LLC, or any other company or other business or entity directly or indirectly owned or controlled by any one or more of Peter W. Brown or his family members; or (iv) SGRP Brasil Participações Ltda., SPAR Brasil Serviços de Merchandising e Tecnologia S.A., or any of the Corporation's other Brazilian subsidiaries. On July 8, 2021, on the recommendation of the Governance Committee, of which Peter W. Brown is the Chair, the Board determined that Peter W. Brown would be considered fully independent without regard to Related Party Matters with the understanding that (like any other director) he would recuse himself as appropriate from any vote involving a conflict.

Peter W. Brown was appointed as a Director on the Board as of May 3, 2018, replacing Mr. Robert G. Brown upon his retirement from the Board and Company at that date. Peter W. Brown has been re-determined to be an independent director (see above). However, Peter W. Brown remains an affiliate and related party respecting SGRP and was proposed by Mr. Robert G. Brown to represent the Brown family interests. He worked for and is a stockholder of SAS (see above) and certain of its affiliates, he is the nephew of Mr. Robert G. Brown, son of James R. Brown, Sr. and owns EILLC, which owns 10% interest in SPAR BSMT, SGRP's Brazilian subsidiary.

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

Determining Independence of James R. Brown, Sr. and Emergency Seating on Governance Committee

James R. Brown, Sr., joined the Board as a director in January 2021 when appointed in a special meeting of SGRP's stockholders and is the father of Peter W. Brown and brother of Robert G. Brown, each a director and affiliate of SGRP. On June 2, 2021, the Board confirmed the Governance Committee's determination that James R. Brown, Sr. will become an independent director and member of the Governance Committee on July 31, 2021, three years after SGRP's termination of service agreement with SBS which is beneficially owned by Robert G. Brown. On June 2, 2021, James R. Brown, Sr.'s immediate membership on the Governance Committee as a non-independent director was also approved on an emergency basis under Nasdaq Rule 5605(e)(3) by the Board in a 5-4 vote by the Board. Nasdaq Rule 5605(e)(3) permits a non-independent director to temporarily serve as a member of a nominations committee (i.e., the Governance Committee) exceptional and limited circumstances if the Board determines that such individual's membership on the committee is required by the best interests of the Company and its Shareholders. The supporters of the need for this immediate action cited the need for legal expertise on the Governance Committee in addition to its former Chairman, Mr. Mayer, because of disputes over nominations, independence and filing and approval requirements with other directors, management and counsel.

Other Related Party Transactions and Arrangements:

In July 1999, SMF, SBS and Infotech entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and has the right to unilaterally license and exploit certain portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") are co-owned with SBS and Infotech and each entered into a non-exclusive royalty-free license from the Company to use certain "SPAR" trademarks in the United States (the "Licensed Marks").

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

6.	Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At  June 30, 2021, no shares of SGRP Series A Preferred Stock were issued and outstanding.

7.	Stock-Based Compensation and Other Plans

As of June 30, 2021, there were awards representing 600,000 shares of SGRP's Common Stock that had been granted under the 2018 Plan (313,750 of which remain outstanding), and awards representing 874,087 shares of SGRP's Common Stock outstanding under the 2008 Plan. After May 31, 2019, the 2018 Plan ended, and no further grants can be made under the 2018 Plan respecting such shares of SGRP's Common Stock.

The Company recognized $183,000 and $70,000 in stock-based compensation expense relating to stock option awards during the three-month periods ended June 30, 2021 and 2020, respectively. The tax benefit available from stock-based compensation expense related to stock option during both the three months ended June 30, 2021 and 2020 was approximately $46,000 and $11,000 respectively. The Company recognized $282,000 and $95,000 in stock-based compensation expense relating to stock option awards during the six-month periods ended  June 30, 2021 and 2020, respectively. The tax benefit available from stock-based compensation expense related to stock option during both the six months ended June 30, 2021 and 2020 was approximately $78,000 and $17,000 respectively. As of June 30, 2021, total unrecognized stock-based compensation expense related to stock options was $707,000.

During the three months ended June 30, 2021 and 2020, the Company recognized approximately $12,000 and $0, respectively of stock-based compensation expense related to restricted stock. The tax benefit available to the Company from stock-based compensation expense related to restricted stock during the three months ended June 30, 2021 and 2020 was approximately $3,000 and $0, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized approximately $18,000 and $0, respectively, of stock-based compensation expense related to restricted stock. The tax benefit available to the Company from stock-based compensation expense related to restricted stock during the six months ended June 30, 2021 and 2020 was approximately $4,000 and $0, respectively. As of June 30, 2021, there was $32,000 unrecognized stock-based compensation expense related to unvested restricted stock awards.

2020 Plan

The Board authorized and approved the revised proposed 2020 stock compensation plan of SPAR Group, Inc. (the "2020 Plan"), which was submitted to and approved by the Corporation's stockholders at the Special Meeting of SGRP's stockholders on January 19, 2021 (the "2020 Plan Effective Date"). The 2020 Plan became effective immediately upon such approval, and the 2020 Plan will govern all options issued thereafter. Capitalized terms used and not otherwise defined herein shall have the meanings respectively assigned to them in the 2020 Plan.

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

The 2020 Plan: required the Company to issue as of the 2020 Plan: Effective Date new awards for options to purchase: (i) an aggregate of 125,000 SGRP Shares to 19 employees (other than the Named Executive Officers) in individual amounts designated by the Board; (ii) 10,000 SGRP Shares to each of Panagiotis N. Lazaretos, Igor Novgorodtsev, Robert G. Brown, and Arthur H. Baer (each a director); and (iii) 50,000 SGRP Shares to each member of the Board of Directors on the Effective Date of the Plan. Those options were granted by the Board on February 4, 2021. The 2020 Plan was terminated on May 1, 2021, and no further options were granted under it.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

RELATED PARTIES AND RELATED PARTY LITIGATION:

SBS, SAS, and Infotech, provided services up until 2018 to the Company and are related parties and affiliates of SGRP, but were not under the control or part of the consolidated Company. SBS was an affiliate because it is owned by an entity controlled by Mr. Robert G. Brown and prior to November 2018 was owned by Mr. Robert G. Brown and Mr. William H. Bartels. SAS was an affiliate because it is owned by Mr. William H. Bartels, Mr. Peter W. Brown and certain other relatives of Mr. Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech was an affiliate because it is owned by Mr. Robert G. Brown. Messrs. Brown and Bartels (including, as applicable, certain related parties, the "Majority Stockholders") collectively own approximately 53.2% of SGRP's common stock and were the founders of SGRP. Mr. Robert G. Brown is a significant shareholder of SGRP. SGRP's former Chairman and Director of SGRP, became a director again on April 24, 2020, pursuant to the written consents of Robert G. Brown, William H. Bartels and related parties, and became the Chairman of the SGRP Board again on March 18, 2021. Mr. William H. Bartels is a Director of SGRP. Mr. William H. Bartels retired as an employee of the Company as of January 1, 2020. Messrs. Brown, Bartels and related parties also are shareholders, directors and/or executive officers of various affiliates of SGRP. See Termination of their 13D Control Group by Robert G. Brown and William H. Bartels, above.

Advancement Claims

From October 2018 through January 2019, Robert G. Brown and William H. Bartels, in a series of correspondence, demanded advancement and indemnification from SGRP of their respective shares of legal fees and expenses incurred by them in connection with the Delaware Actions and other related party litigation matters.

SGRP denied Mr. Bartels' claims for advancement and indemnification because Mr. Bartels was sued predominately as a stockholder in the By-Laws Action and not as a director. Mr. Bartels sued SPAR for advancement as a sitting director. Counsel advised SGRP that in principle advancement was different than indemnification as money was advanced on the condition to be repaid if indemnification was determined to be improper and that Mr. Bartels was a sitting director. In April 2019, SGRP settled with Mr. Bartels, pursuant to which his action was dismissed and Mr. Bartels' accepted allocated By-Laws expenses of approximately $106,000 were paid by SGRP.

On December 3, 2018, Robert G. Brown demanded advancement from SGRP for his proportionate share of the legal fees and expenses incurred by him in the Delaware Actions (the "Brown Advancement Demand"). Counsel advised that Brown had been sued as a stockholder and conspirator in the By-Laws Action against him, and not as a director, Brown was not a director at the time, and they didn't believe Brown could reasonably succeed in a lawsuit for advancement. SGRP, with the support of its Audit Committee, rejected the Brown Advancement Demand.

On January 27, 2019, Mr. Robert G. Brown sent a draft of his proposed Delaware litigation complaint threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated on February 2, 2019. Mr. Brown on several occasions has sent copies of that complaint to SGRP in 2020; and filed his complaint on his own behalf in the Delaware Court of Chancery on September 17, 2020; however, through June 30, 2021, no such complaint has been properly served by Mr. Brown. SGRP continues to deny the Brown Advancement Demand.

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

The Company has recorded the total settlement amount of $174,097 as of December 31, 2019. To date, SBS is in default of all outstanding payments and formal default notices have been sent to SBS. As of this date the Company believes these SBS payments must ultimately be paid by SBS and will continue to evaluate its collectability from SBS and establish reserves as appropriate. As of June 30, 2021, the total settlement amount has been reserved.

On March 6, 2020, Robert G. Brown, President, Director and indirect owner of SBS, sent an email communication on behalf of SBS demanding payment of $1,707,374 to SBS from the Company pursuant to the SBS Settlement Agreement (the " March 2020 Claim"). The Company has reviewed the March 2020 Claim and disagrees that any such amount is owed. The Company has not accrued anything respecting Mr. Robert G. Brown's renewed claims.

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

Since February and the appointment of SGRP’s new CEO, Mr. Robert G. Brown and Mr. William H. Bartels provided management with a revised list of expenses that increased the implied value of the claims and owed expenses to $5.6 million.  In a July 30, 2021 Board meeting, Mr. Robert G. Brown and Mr. William H. Bartels specifically noted that the list they provided is not a demand from the Company and only intended to provide information to new management of the expenses and details of claims to date.

The Company continues to reject these claims of any amount and maintains the same position.

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

SGRP entered into mediation on June 7, 2018, to try to settle any potential future liability for any possible judgment against SGRP related to that case. SGRP asked SBS to participate financially and provide its knowledge in that mediation, but SBS and its stockholders wanted Mr. Brown to lead that mediation and for SGRP to bear the full cost of any settlement, and on several occasions, they declined or failed to participate in that mediation. SGRP disagreed, insisting on the economic participation of the Majority Shareholders and SBS. SGRP reached a settlement and entered into a memorandum of settlement agreement, pursuant to which the Company would pay a maximum settlement amount of $1.3 million, payable in four equal annual installments of $325,000 each that commenced in December 2019, subject to the final court approval (the "Clothier Settlement"). Final approval was granted on September 20, 2019, and the Company was released by plaintiff and the settlement class from all other liability under the Clothier Case. The Company recorded a $1.3 million charge for the Clothier Settlement during 2018, when the agreement in the Clothier Settlement was reached. To date, the Company has made two installment payments totaling $650,000 under the Clothier Settlement, and $650,000 is accrued as of June 30, 2021.

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

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
United States	$27,252	$22,123	$50,927	$45,412
International	39,924	28,821	77,346	66,880
Total revenue	$67,176	$50,944	$128,273	$112,292

Operating income:
United States	$332	$315	$1,090	$623
International	1,555	1,648	3,516	2,817
Total operating income	$1,887	$1,963	$4,606	$3,440

Interest expense (income):
United States	$151	$144	$289	$276
International	(22)	(60)	(12)	36
Total interest expense	$129	$84	$277	$312

Other expense (income), net:
United States	(1)	(1)	(3)	(1)
International	6	(49)	(67)	(57)
Total other expense (income), net	$5	$(50)	$(70)	$(58)

Income before income tax expense:
United States	$182	$172	$804	$348
International	1,571	1,757	3,595	2,838
Total income before income tax expense	$1,753	$1,929	$4,399	$3,186

Income tax expense:
United States	$7	$124	$176	$199
International	614	500	1,310	760
Total income tax expense	$621	$624	$1,486	$959

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Net income:
United States	$175	$48	$628	$149
International	957	1,257	2,285	2,078
Total net income	$1,132	$1,305	$2,913	$2,227

Net (income) attributable to non-controlling interest:
United States	$(2)	$(519)	$(82)	$(583)
International	(616)	(889)	(1,400)	(1,451)
Total net (income) attributable to non-controlling interest	$(618)	$(1,408)	$(1,482)	$(2,034)

Net income (loss) attributable to SPAR Group, Inc.:
United States	$173	$(471)	$546	$(434)
International	341	368	885	627
Total net income (loss) attributable to SPAR Group, Inc.	$514	$(103)	$1,431	$193

Depreciation and amortization:
United States	$385	$419	$775	$832
International	149	120	289	247
Total depreciation and amortization	$534	$539	$1,064	$1,079

Capital expenditures:
United States	$352	$288	$637	$669
International	207	156	253	117
Total capital expenditures	$559	$444	$890	$786

Note: There were no inter-company sales for the three and six months ended June 30, 2021 or 2020.

	June 30,	December 31,
	2021	2020
Assets:
United States	$38,489	$31,675
International	56,491	52,354
Total assets	$94,980	$84,029

	June 30,	December 31,
	2021	2020
Long lived assets:
United States	$4,553	$4,809
International	1,984	2,487
Total long lived assets	$6,537	$7,296

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
		consolidated		consolidated		consolidated		consolidated
International revenue:		net revenue		net revenue		net revenue		net revenue
Brazil	$13,596	20.2%	$10,539	20.7%	$25,897	20.2%	$26,103	23.2%
South Africa	8,524	12.7	6,088	12.0	16,246	12.7	13,002	11.6
Mexico	8,363	12.4	4,820	9.5	15,622	12.2	10,667	9.5
China	3,195	4.8	2,756	5.4	6,458	5.0	5,320	4.7
Japan	2,538	3.8	1,915	3.8	4,988	3.9	4,207	3.7
Canada	2,040	3.0	1,004	2.0	3,918	3.1	2,720	2.4
India	1,358	2.0	1,649	3.2	3,584	2.8	4,431	3.9
Australia	310	0.5	50	0.1	633	0.5	430	0.4
Total international revenue	$39,924	59.4%	$28,821	56.7%	$77,346	60.4%	$66,880	59.4%

10.	Recent Accounting Pronouncements

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

The components of SPAR's lease expenses for the three and six months ended June 30, 2021 and 2020, which are included in the condensed consolidated income statement, are as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Costs	Classification	2021	2020	2021	2020
Operating lease cost	Selling, General and Administrative Expense	$218	$694	$435	$1,368
Short-term lease cost	Selling, General and Administrative Expense	206	$100	508	213
Variable costs	Selling, General and Administrative Expense	42	$97	92	194
Total lease cost		$466	$891	$1,035	$1,775

Supplemental cash flow information related to SPAR’s leases for three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Cash paid for amounts included in the measurement of lease liabilities	$426	$794	$946	$1,514

Assets obtained in exchange for new operating lease liabilities
Operating lease	$-	$741	$-	$1,463

At June 30, 2021, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Period Ending December 31,	Amount
2021	$660
2022	795
2023	339
2024	246
2025	392
Thereafter	141
Total Lease Payments	2,573
Less: imputed interest	455
Total	2,118

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, “SPAR”, the "SPAR Group" or the "Company"), and this Quarterly Report has been filed by SGRP with the Securities and Exchange Commission (the "SEC"). There also are forward-looking statements contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021, and SGRP's First Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on April 29, 2021 (as so amended, the "Annual Report"), in SGRP's amended definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on August 12, 2021, which SGRP filed with the SEC on July 20, 2021 (the "Proxy Statement"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

SPAR Group, Inc. and Subsidiaries

GENERAL

The SPAR Group is a leading global merchandising and marketing services company, providing a broad range of services to retailers, manufacturers and distributors around the world. With more than 40 years of experience, 25,000+ merchandising specialists around the world, 200,000+ average store visits a week and long-term relationships with some of the world’s leading manufacturers and retail businesses, SPAR provides specialized capabilities across 9 countries and 4 continents.

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

The Company operates in markets that represent more than 50% of the world’s population. SPAR has expanded internationally to serve clients but also to capitalize on growing global demand. As of June 30, 2021, SPAR is in 9 countries including, United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan, and India. The Company no longer operates in Turkey.

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

Please also see, review and give particular attention to (1) the Risk Factors in Item 1A of the Annual Report (including, without limitation, Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Potential Conflicts in Services Provided by Affiliates, Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Risks of a Nasdaq Delisting and Penny Stock Trading), (2) Note 8 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, above, and (3) Note 5 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, Independent Director Resignations, Nasdaq Deficiencies and Search for New Independent Directors, Termination of their 13D Control Group by Robert G. Brown and William H. Bartels, and Affinity Insurance and Related Reimbursement Dispute, above.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended June 30, 2021, compared to three months ended June 30, 2020

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2021		2020
	$	%	$	%
Net revenues	$67,176	100.0%	$50,944	100.0%
Cost of revenues	55,170	82.1	41,072	80.6
Gross profit	12,006	17.9	9,872	19.4
Selling, general & administrative expense	9,585	14.3	7,370	14.5
Depreciation & amortization	534	0.8	539	1.1
Operating income	1,887	2.8	1,963	3.8
Interest expense, net	129	0.2	84	0.2
Other expense (income), net	5	0.0	(50)	(0.0)
Income before income taxes	1,753	2.6	1,929	3.6
Income tax expense	621	0.9	624	1.2
Net income	1,132	1.7	1,305	2.4
Net income attributable to non-controlling interest	(618)	(0.9)	(1,408)	(2.8)
Net income (loss) attributable to SPAR Group, Inc.	$514	0.8%	$(103)	(0.4)%

Net Revenues

Net revenues for the three months ended June 30, 2021 were $67.2 million, compared to $50.9 million for the three months ended June 30, 2020, an increase of $16.3 million or 31.9%.

Domestic net revenues totaled $27.3 million in the three months ended June 30, 2021, compared to $22.1 million for the same period in 2020.

International net revenues totaled $39.9 million for the three months ended June 30, 2021, compared to $28.8 million for the same period in 2020, an increase of $11.1 million or 38.5%. The increase in international net revenues was due to foreign currency translation, and increased revenues in Brazil, Mexico and South Africa.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor related expenses and was 82.1% of its net revenues for the three months ended June 30, 2021, and 80.6% of its net revenues for the three months ended June 30, 2020.

Domestic cost of revenues was 81.2% of net domestic revenues for the three months ended June 30, 2021, and 79.1% of net domestic revenues for the three months ended June 30, 2020. The increase in cost of revenues was due primarily to increased wage pressure and unfavorable mix of project work.

Internationally, the cost of revenues as a percentage of net international revenues was 82.8% and 81.8% for the three months ended June 30, 2021 and 2020, respectively. The increase in costs of revenues was driven by increasing labor costs globally.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $9.6 million and $7.4 million for the three months ended June 30, 2021 and 2020, respectively. The year-over-year increase is a reflection of the savings in 2020 from pandemic-related furloughs and continued investment in the growth of the business in 2021.

Domestic selling, general and administrative expenses totaled $4.4 million and $3.9 million for the three months ended June 30, 2021 and 2020, respectively.

International selling, general and administrative expenses totaled $5.2 million and $3.5 million for the three months ended June 30, 2021 and 2020, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $534,000 and $539,000 for the three months ended June 30, 2021 and 2020, respectively.

Interest Expense

The Company's net interest expense was $129,000 for the three months ended June 30, 2021, and $84,000 for the same period in 2020.

Other Expense (Income)

Other expense was $5,000 and other income was $50,000 for the three months ended June 30, 2021 and 2020, respectively.

Income Taxes

Income tax expense was $621,000 for the three months ended June 30, 2021, compared to $624,000 for the three months ended June 30, 2020.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $618,000 for the three months ended June 30, 2021 and $1.4 million for three months ended June 30, 2020 respectively.

Net Income (Loss)

The Company reported net income of $514,000 for the three months ended June 30, 2021, or $0.02 per diluted share, compared to a net loss of $103,000, or $0.00 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Six months ended June 30, 2021, compared to six months ended June 30, 2020

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2021		2020
	$	%	$	%
Net revenues	$128,273	100.0%	$112,292	100.0%
Cost of revenues	104,008	81.1	90,632	80.7
Gross profit	24,265	18.9	21,660	19.3
Selling, general & administrative expense	18,595	14.5	17,141	15.3
Depreciation & amortization	1,064	0.8	1,079	1.0
Operating income	4,606	3.6	3,440	3.0
Interest expense, net	277	0.2	312	0.3
Other income, net	(70)	(0.1)	(58)	(0.1)
Income before income taxes	4,399	3.5	3,186	2.8
Income tax expense	1,486	1.2	959	0.9
Net income	2,913	2.3	2,227	1.9
Net income attributable to non-controlling interest	(1,482)	(1.2)	(2,034)	(1.8)
Net income attributable to SPAR Group, Inc.	$1,431	1.1%	$193	0.1%

Net Revenues

Net revenues for the six months ended June 30, 2021 were $128.3 million, compared to $112.3 million for the six months ended June 30, 2020, an increase of $16.0 million or 14.2%. The year-over-year increase was driven by a combination of continued business development efforts and the economic improvements from the global pandemic recovery.

Domestic net revenues totaled $50.9 million in the six months ended June 30, 2021, compared to $45.4 million for the same period in 2020.

International net revenues totaled $77.4 million for the six months ended June 30, 2021, compared to $66.9 million for the same period in 2020, an increase of $10.5 million or 15.7%.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor related expenses and was 81.1% of its net revenues for the six months ended June 30, 2021, and 80.7% of its net revenues for the six months ended June 30, 2020.

Domestic cost of revenues was 79.5% of net domestic revenues for the six months ended June 30, 2021, and 77.6% of net domestic revenues for the six months ended June 30, 2020. The increase in cost of revenues was due primarily to increased wages pressures and a shift in mix of project work.

Internationally, the cost of revenues as a percentage of net international revenues was 82.1% and 82.8% for the six months ended June 30, 2021 and 2020, respectively.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $18.6 million and $17.1 million for the six months ended June 30, 2021 and 2020, respectively. The year-over-year increase is a reflection of the savings in 2020 from pandemic-related furloughs and continued investment in the growth of the business in 2021.

Domestic selling, general and administrative expenses totaled $8.6 million and $8.7 million for the six months ended June 30, 2021 and 2020, respectively.

International selling, general and administrative expenses totaled $10.0 million and $8.4 million for the six months ended June 30, 2021 and 2020, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $1.1 million for both the six months ended June 30, 2021 and 2020.

Interest Expense

The Company's net interest expense was $277,000 for the six months ended June 30, 2021, and $312,000 for the same period in 2020.

Other Income

Other income was $70,000 and $58,000 for the six months ended June 30, 2021 and 2020, respectively.

Income Taxes

Income tax expense was $1.5 million for the six months ended June 30, 2021, compared to $1.0 million for the six months ended June 30, 2020.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $1.5 million for the six months ended June 30, 2021 and $2.0 million for six months ended June 30, 2020 respectively.

Net Income

The Company reported net income of $1.4 million for the six months ended June 30, 2021, or $0.07 per diluted share, compared to a net income of $193,000, or $0.01 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the six months ended June 30, 2021, the Company had a net income before non-controlling interest of $2.9 million.

Net cash provided by operating activities was $1.0 million for the six months ended June 30, 2021, compared to $8.8 million for the six months ended June 30, 2020. The net cash provided by operating activities during the six months ended June 30, 2021, was primarily due to increase in accounts receivable driven by higher revenue, partially offset by non-cash items, increases in accounts payable and accrued expenses. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and the other risks detailed in the section titled "Risk Factors" included elsewhere in our Annual Report. However, we believe that our existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Net cash used in investing activities was $886,000 for the six months ended June 30, 2021, compared to $786,000 for the six months ended June 30, 2020. The net cash used in investing activities during the six months ended June 30, 2021, was due to fixed asset additions, primarily capitalized software.

SPAR Group, Inc. and Subsidiaries

Net cash provided by financing activities for the six months ended June 30, 2021, was $2.0 million compared to cash used in financing activity of $792,000 for the six months ended June 30, 2020. Net cash provided by financing activities during the six months ended June 30, 2021, was primarily due to net draws/payments on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the six months ended June 30, 2021 of approximately $729,000.

The Company had net working capital of $25.9 million and $23.6 million at June 30, 2021 and December 31, 2020 respectively. The Company's current ratio was 1.5 at June 30, 2021, and 1.6 at December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures were not effective as of June 30, 2021 because of the material weakness in internal control over financial reporting described below, although they believe that the material weakness did not have an effect on our financial results and there were no identified instances of any ineffective oversight in the establishment and monitoring of the Company’s internal controls for the current reporting period.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. The Company's internal control environment establishes the tone of the organization and other components of internal control over financial reporting, which is the responsibility of management and is subject to the oversight of SGRP's Audit Committee and SGRP's Board of Directors (the "Board").

Based on this evaluation, management has concluded that a material weakness related to the oversight by the Board of Directors of the development and performance of internal control existed as of June 30, 2021. Specifically, on June 9, 2021, three independent directors, constituting SGRP’s entire Audit Committee, resigned from our Board of Directors. See Independent Director Resignations, Nasdaq Deficiencies and Search for New Independent Directors in Note 5 to SPAR Group's Consolidated Financial Statements, above.  In the interim, for the limited purposes of communications with SGRP's independent public accountants, SGRP's Board currently may act as SGRP's interim Audit Committee respecting those communications.  The effectiveness of SGRP's Board acting as SGRP's interim Audit Committee respecting those communications may be weakened given the pending claims between two of our directors and the Company.

Management believes that the material weakness did not have an effect on our financial results or in any ineffective oversight in the establishment and monitoring of our internal controls. However, management believes that the material weakness could result in a material misstatement in our financial statements in future periods.

Management is committed to the implementation of remediation efforts to address the material weaknesses. The Company expects to appoint additional members to our Board of Directors who would serve on our Audit Committee following the completion of our candidate search.

Changes in Internal Controls Over Financial Reporting

Other than the material weakness as set forth above, there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2021, identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

SPAR Group, Inc. and Subsidiaries

Item 6.	Exhibits

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SPAR Group, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2021	SPAR Group, Inc., Registrant

By: /s/ Fay DeVriese
Fay DeVriese Chief Financial Officer, Treasurer and Secretary