Form 10-Q
period 2021-09-30
SPAR Group, Inc.
filed 2021-11-15
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2021.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SGRP	Nasdaq

The number of shares of the Registrant's Common Stock outstanding as of November 8, 2021, was 21,320,414 shares.

SPAR Group, Inc.

Index

PART I:	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2021 and 2020	2

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited), and December 31, 2020	3

	Condensed Consolidated Statement of Equity (Unaudited) for the three and nine months ended September 30, 2021 and 2020	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4	Controls and Procedures	28

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 1A	Risk Factors	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3	Defaults Upon Senior Securities	30

Item 4	Mine Safety Disclosures	30

Item 5	Other Information	30

Item 6	Exhibits	31

SIGNATURES		32

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net revenues	$67,423	$58,865	$195,696	$171,157
Cost of revenues	54,813	46,849	158,821	137,478
Gross profit	12,610	12,016	36,875	33,679
Selling, general and administrative expense	9,426	8,145	28,020	25,287
Depreciation and amortization	509	530	1,573	1,609
Operating income	2,675	3,341	7,282	6,783
Interest expense	124	169	402	482
Other (income), net	(137)	(143)	(208)	(201)
Income before income tax expense	2,688	3,315	7,088	6,502

Income tax expense	549	870	2,036	1,830
Net income	2,139	2,445	5,052	4,672
Net (income) attributable to non-controlling interest	(959)	(1,301)	(2,441)	(3,335)
Net income attributable to SPAR Group, Inc.	$1,180	$1,144	$2,611	$1,337
Basic and diluted income per common share:	$0.06	$0.05	$0.12	$0.06
Weighted average common shares – basic	21,295	21,110	21,248	21,108
Weighted average common shares – diluted	21,589	21,147	21,592	21,152

Net income	$2,139	$2,445	$5,052	$4,672
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,352)	71	(2,696)	(3,908)
Comprehensive income	787	2,516	2,356	764
Comprehensive loss (income) attributable to non-controlling interest	(311)	(1,326)	(423)	(871)
Comprehensive (loss) income attributable to SPAR Group, Inc.	$476	$1,190	$1,933	$(107)

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,300	$15,972
Accounts receivable, net	59,234	46,914
Prepaid expenses and other current assets	5,320	3,631
Total current assets	79,854	66,517
Property and equipment, net	3,043	2,795
Operating lease right-of-use assets	2,114	2,900
Goodwill	4,168	3,760
Intangible assets, net	2,430	2,255
Deferred income taxes	4,162	4,201
Other assets	1,940	1,601
Total assets	$97,711	$84,029
Liabilities and equity
Current liabilities:
Accounts payable	$10,156	$7,859
Accrued expenses and other current liabilities	22,369	18,745
Due to affiliates	3,716	3,775
Customer incentives and deposits	3,306	1,799
Lines of credit and short-term loans	13,828	9,329
Current portion of operating lease liabilities	1,048	1,398
Total current liabilities	54,423	42,905
Operating lease liabilities, less current portion	1,066	1,502
Long-term debt and other liabilities	1,000	1,000
Total liabilities	56,489	45,407
Commitments and contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares – None – Balance at September 30, 2021 and December 31, 2020	-	-
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 21,320,414 – Balance at September 30, 2021, and 21,122,312 – December 31, 2020	213	211
Treasury stock, at cost – 54,329 shares – Balance at September 30, 2021, and 1,697 shares – December 31, 2020	(104)	(2)
Additional paid-in capital	17,025	16,645
Accumulated other comprehensive loss	(4,591)	(3,913)
Retained earnings	11,829	9,218
Total SPAR Group, Inc. equity	24,372	22,159
Non-controlling interest	16,850	16,463
Total equity	41,222	38,622
Total liabilities and equity	$97,711	$84,029

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2021	21,122	$211	2	$(2)	$16,645	$(3,913)	$9,218	$16,463	$38,622

Share-based compensation	–	–	–	–	99	–	–	–	99
Exercise of stock options	131	1	–	–	(66)	–	–	–	(65)
Other comprehensive (loss)	–	–	–	–	–	(198)	–	(1,637)	(1,835)
Net income	–	–	–	–	–	–	917	864	1,781
Balance at March 31, 2021	21,253	$212	2	$(2)	$16,678	$(4,111)	$10,135	$15,690	$38,602
Share-based compensation	–	–	–	–	183	–	–	–	183
Exercise of stock options	16	1	–	–	(4)	–	–	–	(3)
Other changes to non-controlling interest	–	–	–	–	–	–	–	4	4
Other comprehensive income	–	–	–	–	–	223	–	268	491
Net income	–	–	–	–	–	–	514	618	1,132
Balance at June 30, 2021	21,269	$213	2	$(2)	$16,857	$(3,888)	$10,649	$16,580	$40,409
Share-based compensation	–	–	–	–	221	–	–	–	221
Exercise of stock options	51	–	–	–	(53)	–	–	–	(53)
Purchase of treasury shares	–	–	52	(102)	–	–	–	–	(102)
Distribution to non-controlling investors	–	–	–	–	–	–	–	(40)	(40)
Other comprehensive (loss)	–	–	–	–	–	(703)	–	(649)	(1,352)
Net income	–	–	–	–	–	–	1,180	959	2,139
Balance at September 30, 2021	21,320	$213	54	$(104)	$17,025	$(4,591)	$11,829	$16,850	$41,222

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited continued)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2020	21,102	$211	2	$(2)	$16,511	$(3,616)	$5,851	$12,406	$31,361

Share-based compensation	–	–	–	–	25	–	–	–	25
Exercise of stock options	6	–	–	–	–	–	–	–	–
Other comprehensive (loss)	–	–	–	–	–	(1,456)	–	(2,444)	(3,900)
Net income	–	–	–	–	–	–	296	626	922
Balance at March 31, 2020	21,108	$211	2	$(2)	$16,536	$(5,072)	$6,147	$10,588	$28,408
Share-based compensation	–	–	–	–	70	–	–	–	70
Other comprehensive (loss)	–	–	–	–	–	(34)	–	(45)	(79)
Net income (loss)	–	–	–	–	–	–	(103)	1,408	1,305
Balance at June 30, 2020	21,108	$211	2	$(2)	$16,606	$(5,106)	$6,044	$11,951	$29,704
Share-based compensation	–	–	–	–	17	–	–	–	17
Exercise of stock options	4	–	–	–	(2)	–	–	–	(2)
Other comprehensive income	–	–	–	–	–	46	–	25	71
Net income	–	–	–	–	–	–	1,144	1,301	2,445
Balance at September 30, 2020	21,112	$211	$2	$(2)	$16,621	$(5,060)	$7,188	$13,277	$32,235

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$5,052	$4,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,573	1,609
Non-cash lease expense	786	2,308
Bad debt expense, net of recoveries	100	256
Share-based compensation	503	112
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	(12,341)	1,758
Prepaid expenses and other assets	(1,997)	(2,240)
Accounts payable	2,308	(798)
Operating lease liabilities	(786)	(2,308)
Accrued expenses, other current liabilities and customer incentives and deposits	5,921	1,854
Net cash provided by operating activities	1,119	7,223

Investing activities
Purchases of property and equipment and capitalized software	(1,432)	(1,248)
Acquisition of a business, net of cash acquired	(1,000)	-
Net cash used in investing activities	(2,432)	(1,248)

Financing activities
Net borrowings on lines of credit	4,535	3,209
Payments from stock options exercised	(121)	(2)
Distribution to non-controlling investors	(40)
Net cash provided by financing activities	4,374	3,207

Effect of foreign exchange rate changes on cash	(3,733)	(3,890)
Net change in cash and cash equivalents	(672)	5,292
Cash and cash equivalents at beginning of period	15,972	10,458
Cash and cash equivalents at end of period	$15,300	$15,750

Supplemental disclosure of cash flows information:
Interest paid	$493	$509
Income taxes paid	$275	$554

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

Basis of presentation and consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Unaudited interim consolidated financial information

The accompanying interim condensed consolidated balance sheet as of September 30, 2021 and the interim condensed consolidated statements of income, statements of comprehensive income(loss), and statements of equity for the three and nine months ended September 30, 2021 and 2020, statements of cash flows for the nine months ended September 30, 2021 and 2020, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021, its results of operations for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020 in accordance with U.S. GAAP. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2021, and the First Amendment to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on April 29, 2021 (as so amended, the "Annual Report"). Particular attention should be given to Items 1 and 1A of the Annual Report respecting the Company's Business and Risk Factors, respectively.

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

While the COVID-19 pandemic has not had any material unfavorable effects on our financial results for the year ended December 31, 2020 or through the nine months ended September 30, 2021, the extent of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows. The Company has experienced an increase in labor costs and certain wage pressures that could be attributed to COVID-19. A prolonged outbreak could, among other things, strain our business continuity plans, create delays in the Company's growth and strategic initiatives, reduce sales and marketing activities, limit access to financing on favorable terms, increase exposure to potential impairment charges related to long-lived and intangible assets, hinder ability to support clients and operate business effectively, heighten the risk of disruption to information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require the Company to incur substantial costs. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the business and may take further actions as may be required by federal, state or local authorities, or that id determined are in the best interests of the Company's employees, customers and partners. As the conditions surrounding the COVID-19 pandemic continue to evolve rapidly, management will continue to actively manage response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to financial position and operating results, as well as adverse developments in the business.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. As of September 30, 2021, the Company has elected to defer the employer-paid portion of social security taxes of $1.3 million, which is included in "Accrued expenses and other liabilities" in the Condensed Consolidated Balance Sheets. The Company expects to repay approximately half of the deferred balance by December 31, 2021 with the remainder to be fully paid by December 31, 2022.

Amended Mexican Labor Law

Effective June 30, 2021, the Mexican Labor Law was amended to prohibit outsourcing of personnel unless services are considered specialized services. The majority of services provided by SPAR Todopromo are not considered to be specialized, therefore the amendment could have a material adverse effect on revenues for SPAR Todopromo although not material for SPAR on a consolidated basis.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Business Combinations

Acquisitions Accounted for Using the Purchase Method

On July 15, 2021 (the “Closing Date”), the Company closed on the acquisition of the stock of Bordax Retail Services KZN Proprietary Limited, Bordax Retail Services Eastern CC, Bordax Retail Services Gauteng CC and Bordax Retail Services CC, (collectively “Bordax”), privately held retail services companies with six branches throughout South Africa. This acquisition will supplement the Company’s existing merchandising operations, based in Durban, South Africa.

Bordax’ results of operations are included in the Company’s consolidated statements of operations from the Closing Date.

Purchase Price Allocation

Pursuant to FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Closing Date. The purchase price allocation was primarily based upon a valuation using management’s estimates and assumptions. The excess of the purchase price over the net tangible assets was preliminarily recorded as intangible assets and goodwill. The purchase price allocation was based on a preliminary analysis and is subject to further adjustments. Upon completion of the final purchase price allocation, the Company expects to allocate the excess of the purchase price over the net tangible assets to more specifically defined intangible assets and, if any remaining excess purchase price exists at that time, it would be allocated to goodwill. The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the Closing Date is presented below (in thousands):

Amount
Assets	$884
Intangible Assets - Customer Contracts and Lists	564
Liabilities	(461)
Deferred Tax Liabilities	(158)
Net Assets	829
Goodwill	773
Total Purchase Price	$1,602

On the Closing Date, the Company made an initial payment of 16.8 million South African Rand ($1.1 million USD). As of September 30, 2021, the Company recorded an estimated remaining liability of approximately 7.9 million South African Rand ($502,000 USD), which is recorded in the balance sheet under the heading for other long-term liabilities. As the amounts are immaterial, the unaudited pro forma financial information has not been presented.

4.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to SPAR Group, Inc.	$1,180	$1,144	$2,611	$1,337

Denominator:
Shares used in basic net income per share calculation	21,295	21,110	21,248	21,108
Effect of diluted securities:
Stock options and unvested restricted shares	294	37	344	44
Shares used in diluted net income per share calculations	21,589	21,147	21,592	21,152

Basic and diluted net income per common share:	$0.06	$0.05	$0.12	$0.06

5.	Credit Facilities and Other Debt

Domestic Credit Facilities

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

North Mill Capital Credit Facility

The Company has a secured revolving credit facility in the United States and Canada (the "NM Credit Facility") with North Mill Capital, LLC, d/b/a SLR Business Credit ("NM").

In order to obtain, document and govern the NM Credit Facility: SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, entered into 18-month individual Loan and Security Agreements with NM dated as of April 10, 2019.

On January 5, 2021, the Company and NM entered into an agreement as of January 4, 2021, and effective as of December 31, 2020 (the "First Modification Agreement"), to extend the NM Credit Facility from October 10, 2021 to April 10, 2022, and increased the amounts of the credit facilities to $14.5 (USD) million in the USA and decreased the facility to $1.5 (CDN) million in Canada; in addition the First Modification Agreement increased SMF's borrowing base availability for unbilled receivables to up to 70% from January 1, 2021 through June 30, 2021, and increased the unbilled cap for SMF to $4.5 million (USD) from $3.9 million (USD).

The NM Credit Facility as amended by the First Modification Agreement continued to require the Company to pay interest on the loans equal to (A) Prime Rate designated by Wells Fargo Bank, plus (B) one hundred twenty-five basis points (1.25%) or a minimum of 6.75%. In addition, the Company continues to pay a facility fee to NM of 1.5% for the first $10.5 million loan balance, or $157,500 per year over the term of the agreement, plus a $15,000 one-time fee for each incremental $1 million increase in loan balance up to $14.5 million. Additionally, for the First Modification Agreement, SPAR paid NM a fee of $7,500 and agreed to reimburse NM's legal and documentation fees.

On March 22, 2021, the Company and NM executed and delivered a Second Modification Agreement effective as of April 1, 2021 (the "Second Modification Agreement"), pursuant to which NM and the Company agreed to extend the NM Loan Agreements from April 10, 2022 to October 10, 2023, and increased the amounts of the credit facilities for SMF to $16.5 (USD) million in the USA while the SCC facility remained at $1.5 (CDN) million in Canada; in addition, the Second Modification Agreement increased SMF's borrowing base availability for unbilled receivables to up to 70% permanently, and increased the unbilled cap for SMF to $5.5 (USD) million from $4.5 (USD) million. The NM Loan Agreements as amended by the Second Modification Agreement will require the Company to pay interest on the loans equal to: (A) Prime Rate designated by Wells Fargo Bank, plus; (B) one hundred twenty-five basis points (1.25%) or a minimum of 5.25%. In addition, the Company continues to pay a facility fee to NM of 0.8% (decreased from 1.5%) for the first $10.5 million loan balance, or $84,000 per year, over the term of the agreement, plus a $15,000 one-time fee for each incremental $1 million increase in loan balance up to $16.5 million. Additionally, the early termination fee has decreased from 1.0% to 0.85% of the advance limit.

On September 30, 2021, the aggregate interest rate was 5.25% per annum, and the outstanding loan balance was $12.7 million. Outstanding amounts are classified as short-term debt.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Company, including, maintaining a positive trailing EBITDA for each Borrower, limits on non-ordinary course payments and transactions, incurring or guarantying indebtedness, increases in executive, officer or director compensation, capital expenditures and other investments. The Company was in compliance of such covenants as of September 30, 2021.

Fifth Third Credit Facility - Resource Plus

One of the Company's consolidated subsidiaries, Resource Plus of North Florida, Inc. ("Resource Plus"), is a party to a revolving line of credit facility (the "Fifth Third Credit Facility") from Fifth Third Bank for $3.5 million, which is currently scheduled to expire on June 16, 2022.

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the applicable loan agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of September 30, 2021, there was no outstanding balance. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined in the applicable loan agreement) per annum, plus (B) two hundred fifty basis points (2.50%). On September 30, 2021, the aggregate interest rate under that formula was 3.6% per annum. The Fifth Third Credit Facility contains a debt service charge coverage ratio financial covenant requiring Resource Plus to maintain a minimum ratio of 1.2 for available cash flow to fixed charges, as defined in the agreement. Resource Plus was not in compliance with the covenant as of September 30, 2021 and has obtained a waiver from Fifth Third Bank.

Resource Plus - Seller Notes

Effective with the closing of the Resource Plus acquisition, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts. The total balance owed at  September 30, 2021 was approximately $1.3 million.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

International Credit Facilities

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $586,000 USD (based upon the exchange rate at September 30, 2021). The facility provides for borrowing based upon a formula, as defined in the applicable loan agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of  September 30, 2021 was $83,000 (Australian) or $61,000 USD and is due on demand.

SPAR China has secured a loan with Construction Bank for 1.0 million Chinese Yuan or approximately $155,000 USD (based upon the exchange rate at September 30, 2021). The loan will expire May 31, 2022. The annual interest rate was 4.25% as of September 30, 2021. The outstanding balance with Construction Bank as of September 30, 2021 was 1.0 million Chinese Yuan or $155,000 USD and is due on demand.

SPAR China has secured a loan with People's Bank of China for 1.0 million Chinese Yuan or approximately $155,000 USD (based upon the exchange rate at September 30, 2021). The loan will expire June 7, 2022. The annual interest rate was 3.65% as of September 30, 2021. The outstanding balance with People's Bank of China as of September 30, 2021 was 1.0 million Chinese Yuan or $155,000 USD and is due on demand.

SPAR China has secured a loan with Industrial Bank for 3.0 million Chinese Yuan or approximately $465,000 USD (based upon the exchange rate at September 30, 2021). The loan will expire December 17, 2021. The annual interest rate was 6.0% as of September 30, 2021. The outstanding balance with Industrial Bank as of September 30, 2021 was 3.0 million Chinese Yuan or $465,000 USD and is due on demand.

Effective February 4, 2020, SPAR Todopromo established a line of credit facility with Ve Por Mas for 8.0 million Mexican Pesos or approximately $400,000 USD (based upon the exchange rate at September 30, 2021). The line expires on February 2022. The variable interest rate is TIIE plus 3.0% resulting in a rate of 7.5% as of September 30, 2021. There was no outstanding balance as of September 30, 2021.

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer for 7.5 million Mexican Pesos, or approximately $375,000 USD (based upon the exchange rate at September 30, 2021). The revolving line of credit expires May 2022. The variable interest rate is TIIE plus 5.2% resulting in a rate of 9.5% as of September 30, 2021. There was no outstanding balance as of September 30, 2021.

	Interest Rate
	as of
	September 30, 2021	2021	2022	2023	2024	2025	2026
Australia - National Australia Bank	6.56%	61	-	-	-	-	-
China- Construction Bank	4.25%	155	-	-	-	-	-
China- People's Bank of China	3.65%	155	-	-	-	-	-
China- Industrial Bank	6.00%	465	-	-	-	-	-
USA - North Mill Capital	5.25%	12,692	-	-	-	-	-
USA - Resource Plus Seller Notes	1.85%	300	300	700	-	-	-
Total		$13,828	$300	$700	$-	$-	$–

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	September 30,	December 31,
	2021	2020
Unused Availability:
United States / Canada	$5,807	$10,238
Australia	526	262
Mexico	775	463
Total Unused Availability	$7,108	$10,963

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

SPAR's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Executives, Officers, Employees, Consultants and other Representatives Amended and Restated (as of) March 15, 2018 (the "Ethics Code"). The Ethics Code is intended to promote and reward honest, ethical, respectful and professional conduct by each director, executive, officer, employee, consultant and other representative and each other Covered Person (as defined in the Ethics Code) in his or her position with the Company anywhere in the world, including (among other things) serving each customer, dealing with each vendor and treating each other with integrity and respect, and behaving honestly, ethically and professionally with each customer, each vendor, each other and the Company. Article II of the Ethics Code specifically prohibits various forms of self-dealing (including dealing with relatives) and collusion and Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from using or disclosing the Confidential Information of the Company or any of its customers or vendors, seeking or accepting anything of value from any competitor, customer, vendor, or other person relating to doing business with the Company, or engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include anything disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as required and as the case may be, as well as the ownership, board, executive and other positions held in and services and other contributions to affiliates of SGRP and its subsidiaries by certain directors, officers or employees of SGRP, any of its subsidiaries or any of their respective family members. The Governance Committee and Audit Committee are each required to consist solely of independent outside directors (see Domestic Related Party Services, Affinity Insurance and Related Reimbursement Dispute, International Related Party Services, Other Related Party Transactions and Arrangements, and SBS Bankruptcy, Settlement and March 2020 Claim, below, and Item 4 - Management's Report on Internal Control Over Financial Reporting).

SPAR's Audit Committee has the specific duty and responsibility to review and approve the overall fairness to the Company and terms of all material related-party transactions and payments. The Audit Committee receives affiliate contracts and amendments thereto for its review and approval (to the extent approval is given), and these contracts are periodically (often annually) again reviewed, in accordance with the Audit Committee Charter, the Ethics Code, the rules of the Nasdaq Stock Market LLC ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness to the Company, including pricing, payments to related parties, and the ability to provide services at comparable performance levels). The Audit Committee periodically reviews all related party relationships and transactions described below. See Item 4 - Management's Report on Internal Control Over Financials Reporting, below.

Domestic Related Party Transactions

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SPAR through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin also owns 100% of National Store Retail Services ("NSRS"). Since September 2018, NSRS provided substantially all the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs as discussed below. Effective July 1, 2021, those services were no longer provided by NSRS and are currently provided by National Remodel & Setup Services, LLC ("NRSS") under the same arrangements. Ms. Burdekin owns 100% of NRSS.

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

JFMD also leased a warehouse to SPAR Todopromo. The lease expense is 85,000 per month Mexican Pesos or approximately $4,000 USD (based upon the exchange rate at September 30, 2021). The lease expires on December 31, 2021.

SPAR BSMT is owned 51% by the Company, 39% by JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by EILLC. In November 2020, SPAR BSMT hired Peter Brown as a consultant to provide Brazil acquisition strategy services to SPAR BSMT, with a one-time initiation fee of $30,000 Brazilian Real and a monthly fee of $15,000 Brazilian Real effective December 1, 2020.

JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil company pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party respecting the Company. EILLC is owned by Mr. Peter W. Brown, a director of SPAR BSMT and SGRP.

SPAR BSMT has contracted with Ms. Karla Dagues Martins, JDM's sister and a part owner of SPAR BSMT, to handle the labor litigation cases for SPAR BSMT and its subsidiaries. These legal services are being provided to them by Ms. Martins' company, Karla Martins Sociedade de Advogados ("KMSA"). Accordingly, Ms. Karla Dagues Martins is considered a related party respecting of the Company.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Summary of Certain Related Party Transactions

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Services provided by affiliates:
National Store Retail Services (NSRS)	$-	1,532	$3,799	3,924
National Remodel & Setup Services (NRSS)	2,109	-	2,109	-
Office lease expenses (Mr. Burdekin)	6	6	18	18
Consulting and administrative services (RJ Holdings)	186	174	628	524
Office lease expenses (RJ Holdings)	62	62	186	186
Office and vehicle lease expenses (MPT)	16	13	51	40
Vehicle rental expenses (MCPT)	12	267	36	847
Office and vehicle rental expenses (MHT)	29	65	88	196
Consulting and administrative services (CON)	-	8	-	31
Legal Services (KMSA)	41	20	71	77
Warehousing rental (JFMD)	12	12	36	37
Consulting and administrative fees (SPARFACTS)	40	43	178	115
Total services provided by affiliates	$2,513	$2,202	$7,200	$5,995

Due to affiliates consists of the following (in thousands):	September 30,	December 31,
	2021	2020
Loans to local investors:
China (included in Other Receivables)	$-	$613

Loans from local investors:(1)
Australia	$562	$586
Mexico	623	623
Brazil	139	139
China	1,762	1,746
South Africa	364	415
Resource Plus	266	266
Total due to affiliates	$3,716	$3,775

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Bartels' Retirement and Director Compensation

William H. Bartels retired as an employee of the Company as of January 1, 2020. However, he continues to serve as a member of SPAR's Board, a position he has held since July 8, 1999. Mr. Bartels is also one of the founders and a significant stockholder of SGRP.

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

Based on current rates and benefits, the aggregate value of such compensation, fees and benefits payable to Mr. Bartels will be approximately $220,558 per year and a total of $1,102,790 for the Five-Year Period. The Company recognized $700,000 of retirement benefits during the year ended December 31, 2020, representing the present value of the future Retirement Compensation, Supplemental Fees and Medical Benefits payments due Mr. Bartels.

Other Related Party Transactions and Arrangements

SPAR Business Services, Inc. ("SBS") and SPAR InfoTech, Inc. ("Infotech") are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by SBS LLC, which in turn is beneficially owned by Robert G. Brown, director, chairman of the Board, and significant shareholder of SGRP. Infotech is an affiliate because it is owned principally by Robert G. Brown. In July 1999, SMF, SBS and Infotech entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and has the right to unilaterally license and exploit certain portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software are co-owned with SBS and Infotech and each entered into a non-exclusive royalty-free license from the Company to use certain "SPAR" trademarks in the United States.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

7.	Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share, which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish at its discretion. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized SGRP Series A Preferred Stock. At September 30, 2021, no shares of SGRP Series A Preferred Stock were issued and outstanding.

8.	Stock-Based Compensation and Other Plans

As of September 30, 2021, there were awards representing 600,000 shares of SGRP's Common Stock that had been granted under the 2018 Plan (313,750 of which remain outstanding), and awards representing 874,087 shares of SGRP's Common Stock outstanding under the 2008 Plan. After May 31, 2019, the 2018 Plan ended, and no further grants can be made under the 2018 Plan respecting such shares of SGRP's Common Stock.

The Company recognized $174,000 and $40,000 in stock-based compensation expense relating to stock option awards during the three-month periods ended September 30, 2021 and 2020, respectively. The tax benefit available from stock-based compensation expense related to stock option during both the three months ended September 30, 2021 and 2020 was approximately $43,000 and $10,000 respectively. The Company recognized $457,000 and $109,000 in stock-based compensation expense relating to stock option awards during the nine-month periods ended September 30, 2021 and 2020, respectively. The tax benefit available from stock-based compensation expense related to stock option during both the nine months ended  September 30, 2021 and 2020 was approximately $114,000 and $27,000 respectively. As of September 30, 2021, total unrecognized stock-based compensation expense related to stock options was $514,000.

During the three months ended September 30, 2021 and 2020, the Company recognized approximately $29,000 and $0, respectively of stock-based compensation expense related to restricted stock. The tax benefit available to the Company from stock-based compensation expense related to restricted stock during the three months ended September 30, 2021 and 2020 was approximately $7,000 and $0, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized approximately $47,000 and $0, respectively, of stock-based compensation expense related to restricted stock. The tax benefit available to the Company from stock-based compensation expense related to restricted stock during the nine months ended September 30, 2021 and 2020 was approximately $12,000 and $0, respectively. As of September 30, 2021, there was $103,000 unrecognized stock-based compensation expense related to unvested restricted stock awards.

2020 Plan

The Board authorized and approved the revised proposed 2020 stock compensation plan of SGRP (the "2020 Plan"), which was submitted to and approved by SGRP's stockholders at the Special Meeting of SGRP's stockholders on January 19, 2021 (the "2020 Plan Effective Date"). The 2020 Plan became effective immediately upon such approval, and the 2020 Plan will govern all options issued thereafter.

The 2020 Plan: (a) has four-month term from the 2020 Plan Effective Date (as defined below) through May 1, 2021 (the "20-21 Period"); (b) provides for the issuance of "non-qualified" option awards to purchase shares of SGRP's Common Stock ("SGRP Shares") aggregating: (i) 550,000 SGRP Shares plus (ii) 50,000 SGRP Shares for each of up to the first three additional new Directors during the period December 1, 2020, to April 30, 2021 (for a possible total of 700,000 SGRP Shares) available for future Awards during the 20-21 Period as outlined below (the "20-21 Maximum") under 2020 Plan.; Since one new director joined the Board on the 2020 Plan Effective Date, 600,000 SGRP Shares were available for Awards on the 2020 Plan Effective Date.

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

The employees, officers and directors of the Company providing services to the Company (collectively, the "Participants") under the 2020 Plan may be (and under the 2018 Plan may have been) granted certain Equity Compensation Awards based on SGRP Shares. There are approximately 120 employees, officers and directors who currently meet the eligibility requirements to participate in the 2020 Plan.

Like the 2018 Plan, the 2020 Plan permits the granting of awards consisting of NQSOs. However (unlike the 2018 Plan and 2008 Plan), the 2020 Plan does not permit granting ISOs, SARs, Restricted Stock and RSUs.

2021 Plan

On June 4, 2021, the Board and the Board's Compensation Committee (the "Compensation Committee") approved the revised proposed 2021 Stock Compensation Plan of SPAR Group, Inc. (the "2021 Plan") for submission, approval and ratification by the Company's stockholders at their Annual Meeting on August 12, 2021. At that meeting, the 2021 Plan was ratified and approved by the Company's stockholders and became effective immediately on August 12, 2021 (the "2021 Plan Effective Date"), through May 31, 2022 (the "2021 Period").

The 2021 Plan provides for the issuance of Awards for NQSOs and RSUs (as defined below) respecting shares of SGRP's Common Stock ("SGRP Shares") covering up to a total of 400,000 SGRP Shares ("Maximum Award") under the 2021 Plan ("New Awards") to, in or otherwise respecting SGRP Shares ("New Award Shares") so long as the New Award Shares covered by each proposed New Award or group of New Awards in the aggregate (NQSOs plus RSUs) do not at the time of the proposed issuance exceed the Maximum Award and the RSU component does not exceed 150,000 New Award Shares.

Under the 2021 Plan, the Company (through its Compensation Committee with Board approval) may from time-to-time grant Awards in the form of nonqualified stock options ("NQSOs"). However, unlike the 2008 Plan and 2018 Plan, the 2021 Plan does not permit the granting of incentive stock options ("ISOs"), stock appreciation rights based on SGRP Shares ("SARs"), or restricted SGRP Shares ("Restricted Stock"). The 2020 Plan described below was limited to Awards of NQSOs.

As of August 12, 2021, there were RSU Awards respecting 58,011 shares of SGRP's Common Stock that had been granted under the 2021 Plan (all of which remained outstanding). As of September 30, 2021, there were no awards granted under the 2021 plan, there were Awards respecting 565,000 shares of SGRP's Common Stock that had been granted under the 2020 Plan (all of which remained outstanding), there were Awards respecting 600,000 shares of SGRP's Common Stock that had been granted under the 2018 Plan (365,000 of which remained outstanding), and Awards respecting 1,085,812 shares of SGRP's Common Stock remain outstanding under the 2008 Plan. After May 1, 2021, no further grants can be made under the 2020 Plan respecting shares of SGRP's Common Stock. After May 31, 2019, the 2018 Plan ended and no further grants can be made under the 2018 Plan respecting shares of SGRP's Common Stock. As of September 30, 2021 there were no awards available for grant under the 2008 plan, and there have been no awards granted under the 2021 Plan/

Nasdaq Rules permit the grant of options, RSUs and other stock-based awards outside of stockholder approved plans to induce executives to accept employment with the Corporation. Such inducement awards require Board approval, but do not require stockholder approval, and the Corporation has made inducement awards of stock options and RSUs. See Inducement Stock Award Summary, below.

Summary of the 2021 Plan

The 2021 Plan, 2020 Plan and 2018 Plan and information regarding options, stock appreciation rights, restricted stock and restricted stock units granted thereunder are summarized below, but these descriptions are subject to and are qualified in their entirety by the full text of the 2021 Plan,

Unless again amended and extended (as approved by SGRP's stockholders), the 2021 Plan terminates on May 31, 2022, and thereafter no further Awards may be made under it unless additional time and shares are added to it in an amendment approved by the Board and stockholders if and as required pursuant to the 2021 Plan and Applicable Law. Awards granted prior to May 31, 2022, will continue to be governed by the 2021 Plan (and 2021 Plan shall continue in full force and effect for that purpose).

All Awards issued under the 2020 Plan, 2018 Plan, 2008 Plan, 2000 Plan and 1995 Plan (collectively, the "Prior Plans") and still outstanding on the 2021 Plan Effective Date respecting the covered shares of Common Stock shall continue to be governed by the Prior Plans, other than to the extent Awards issued under the Prior Plans have been exercised or the end of applicable vesting or similar restrictions have been reached, and except as Awards issued under the Prior Plans may otherwise be modified under the 2021 Plan.

The 2021 Plan sets and limits the maximum number of shares of Common Stock that may be issued pursuant to Awards made under the 2021 Plan to the 2021 Maximum during the 2021 Period, subject to adjustment as provided in the 2021 Plan (see below).

The employees, officers and directors of the Company (collectively, the "Participants") under the 2021 Plan may be (and under the 2020 Plan and 2018 Plan may have been) granted certain Equity Compensation Awards based on SGRP Shares ("Awards"). There are approximately 828 employees, officers and directors of the Company who currently meet the eligibility requirements to participate in the 2021 Plan.

Like the 2020 Plan and the 2018 Plan, the 2021 Plan permits the granting of Awards consisting of non-qualified options to purchase shares of SGRP Shares Common Stock ("NQSOs" or "Options"). Like the 2018 Plan and 2008 Plan (but unlike the 2020 Plan), the 2021 Plan permits granting of both NQSOs and RSUs. However, unlike the 2018 Plan and 2008 Plan (but like the 2020 Plan), the 2021 Plan will NOT permit granting Options that qualify under Section 422 of the United States Internal Revenue Code of 1986 as amended (the "Code") for treatment as incentive stock options ("Incentive Stock Options" or "ISOs"), stock appreciation rights based on SGRP Shares ("SARs"), or restricted SGRP Shares ("Restricted Stock").

Awards

Future participants in the 2021 Plan and the amounts of their future allotments will be recommended by the Compensation Committee and determined by the Board in its discretion subject to any restrictions in the 2021 Plan or the applicable individual written agreement containing the Award terms (the "Contract").

Option Awards under the 2021 Plan expire on the fifth anniversary of grant or sooner as provided in the 2021 Plan, whether or not vested. Once vested under the 2021 Plan, RSU Awards do not expire. Under the 2021 Plan: (i) each stock option Award must vest over a four (4) year period following the date of grant in four (4) equal amounts annually starting on the first anniversary of the grant date; (ii) any RSU Award granted to an employee shall vest over a three (3) year period following the date of grant annually in three (3) equal amounts starting on the first anniversary of the RSU grant date; and (iii) any RSU Award granted to a Director shall vest over a one (1) year period following the date of grant in four (4) equal amounts quarterly with one installment vesting at the end of each three (3) month period following the date of the RSU grant date.

Inducement Stock Award Summary

Nasdaq Rules permit the grant of individualized options, RSUs and other stock-based awards outside of stockholder approved plans to induce executives to accept employment with the Corporation. Such inducement awards require Board approval, but do not require stockholder approval. See Recent Inducement Awards, below.

On August 2, 2021 as an inducement to Ron Lutz to become the Corporation's Chief Global Commercial Officer, the Corporation granted to Mr. Lutz RSU Awards issued and effective on that date having a fair market value of $50,000 (i.e., respecting 26,882 SGRP Shares at $1.86 per share) as of that date and vesting in one year.

On August 2, 2021 as an inducement to William Linnane to become the Corporation's Chief Strategy and Growth Officer, the Corporation granted to Mr. Linnane RSU Awards issued and effective on that date having a fair market value of $50,000 (i.e., respecting 26,882 SGRP Shares at $1.86 per share) as of that date and vesting in one year.

On February 22, 2021, as an inducement to Mike Matacunas to become the Corporation's Chief Executive Officer and a Director, the Corporation granted to Mr. Matacunas Awards consisting of: (a) nonqualified option Awards to acquire 630,000 SGRP shares at $1.90 per share; and (b) RSU Awards issued and effective (i) on that date having a fair market value of $50,000 (i.e., respecting 26,315 SGRP Shares at $1.90 per share) as of that date and vesting in one year; and (ii) on May 15, 2022, and on May 15 of each following year through 2031, provided that Grantee is then still employed as the CEO of the Corporation on such date, RSUs having a Fair Market Value of $100,000 on each such date, which shall be automatically issued and effective and shall be recorded by the Corporation on its books and records on each such date. Each of his RSU Awards vests one year after issuance. His Option Award vests on February 22, 2022.

On August 31, 2020, as an inducement to Fay DeVriese to become the Corporation's Chief Financial Officer and a Director, the Corporation granted to Ms. DeVriese an Award consisting of nonqualified options to acquire 200,000 SGRP shares at $0.85 per share, vesting twenty-five percent (25%) of the total number of shares of Common Stock subject hereto on August 31, 2021, and the balance of the Option shall thereafter vest and become exercisable in a series of three successive equal annual installments upon the Optionee's completion of each additional year of employment over the three year period following August 31, 2021, such that the balance of the Option will be fully vested on August 31, 2024.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Affinity Insurance and Related Reimbursement Dispute

SPAR Marketing Force, Inc. ("SMF"), a wholly-owned subsidiary of SGRP that provides merchandising and marketing service to its clients throughout the United States through (among other things) services provided by others, is owed $675,000 for security deposit advances and $226,000 for quarterly premium advances made by SMF to SPAR Administrative Services, Inc. ("SAS") (as described below).

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

At the time SMF terminated SAS's services, the security deposit that SAS provided to Affinity to procure insurance coverage on behalf of SMF was approximately $965,000. SMF financed approximately $675,000 of that security deposit. During the year ended December 31, 2020, SAS received $426,795 of the security deposit refund in cash and applied almost all the remaining balance toward various fees as payments. SMF has demanded repayment of its advances to SAS from refunds received from Affinity, but SAS has refused. SAS has recently stated it has no funds available to remit to SMF. SAS has acknowledged owing these advances to SMF.

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

On July 8, 2020, the Company issued a demand notice to SAS for the return of $901,000 (the $675,000 security advances and the $226,000 premium advances) but to-date SAS has not complied with this demand. The Company has subsequently prepared the draft of a complaint to be filed in the Supreme Court of the State of New York in Westchester County, New York, seeking appropriate relief and recovery from SAS and other related parties. Filing of the complaint is still pending.

The Company recorded a reserve for the full $901,000 in such receivables in 2018 but has not and will not release SAS' obligations to repay those amounts.

SAS is claiming alleged ongoing post-termination expenses, but SMF believes that no post-termination expenses are required to be paid to SAS for its expenses following the termination of SAS' services two years ago in July 2018.

See SBS Bankruptcy, Settlement and March 2020 Claim in Note 9 -- Legal Matters, below.

Advancement Claims

On December 3, 2018, Robert G. Brown demanded advancement from SGRP for his proportionate share of the legal fees and expenses incurred by him in connection with related party litigation matters that have been settled (the "Brown Advancement Demand"). Counsel advised that Brown had been sued as a stockholder and conspirator in such action against him, and not as a director, that Brown was not a director at the time, and did not believe Brown could reasonably succeed in a lawsuit for advancement. SGRP, with the support of its Audit Committee, rejected the Brown Advancement Demand.

On January 27, 2019, Mr. Robert G. Brown sent a draft of his proposed Delaware litigation complaint threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated on February 2, 2019. Mr. Brown on several occasions sent copies of that complaint to SGRP in 2020; and filed his complaint on his own behalf in the Delaware Court of Chancery on September 17, 2020; however, through September 30, 2021, no such complaint has been properly served by Mr. Brown. SGRP continues to deny the Brown Advancement Demand.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SBS Bankruptcy, Settlement and March 2020 Claim

In 2019, the Company filed claims against Robert G, Brown's company, SBS, in its federal bankruptcy proceeding in Nevada seeking reimbursement for $378,838 for SMF's funding of certain security deposits and $12,963 for SMF's funding of field payment checks, and $1,839,459 for indemnification of SGRP for its settlement of the class action case filed in 2014 against SBS and the Company in Alameda County, California ("Clothier") and legal costs and an unspecified amount for indemnification of SGRP related to the class action case filed in January 2017 against SBS and SGRP in the U.S. District Court in Massachusetts ("Hogan") (which SGRP settled in November 2019) and other to be discovered indemnified claims.

The Company settled its claims for (among other things) indemnification from SBS in the Clothier case as well as the class action case filed on February 21, 2014 against SBS, Robert G. Brown and William H. Bartels in the U.S. District Court for the Southern District of Texas ("Rodgers") with SBS pursuant to the Compromise and Settlement Agreement, dated July 26, 2019 (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company settled such claims for $174,097, payable by SBS over 24 monthly installments starting January 1, 2020, and without any interest (collectively, the "Discounted Claim Payments"), and SBS completely released the Company from all obligations that may be owed to SBS, except for the Discounted Claim Payments and the proven Unpaid A/R (as defined in the Settlement Agreement), if any, payable by the Company upon its determination. The Company has paid the proven Unpaid A/R and has no further obligation.

The Company recorded the total settlement amount of $174,097 as of December 31, 2019. To date, SBS is in default of all outstanding payments and formal default notices have been sent to SBS. As of this date the Company believes these SBS payments must ultimately be paid by SBS and will continue to evaluate its collectability from SBS and establish reserves as appropriate. As of September 30, 2021, the total settlement amount has been reserved.

On March 6, 2020, Robert G. Brown, President, Director and indirect owner of SBS, sent an email communication on behalf of SBS demanding payment of $1,707,374 to SBS from the Company pursuant to the Settlement Agreement (the " March 2020 Claim"). The Company has reviewed the March 2020 Claim and disagrees that any such amount is owed. The Company has not accrued anything respecting Mr. Robert G. Brown's claims.

On March 17, 2020, William H. Bartels, Director and significant shareholder of SGRP, made a further demand of claims and expenses owed to Mr. Brown and Mr. Bartels by the Company in connection with, among other matters, the Clothier, Rodgers and Hogan cases. Such additional claims, net of an anticipated reduction, totaled approximately $1.3 million, bringing their total claims to approximately $3 million. The Company has rejected these claims, and believes it was released from all such claims by SBS under the Settlement Agreement.

Since February 2021, Mr. Robert G. Brown and Mr. William H. Bartels provided management with a revised list of expenses that increased the implied value of the claims and owed expenses to $5.6 million. Mr. Brown and Mr. Bartels acknowledged that they have not made a formal demand for such increased amounts. The Company continues to reject these claims of any amount and maintains the same position.

NMS Bankruptcy

On August 10, 2019, NMS, to protect continuity of its field specialist nationwide, petitioned for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "NMS Chapter 11 Case"). On March 22, 2021, the U.S. Bankruptcy Court for the District of Nevada closed the NMS Chapter 11 Case.

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

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
United States	$28,696	$27,041	$79,623	$72,453
International	38,727	31,824	116,073	98,704
Total revenue	$67,423	$58,865	$195,696	$171,157

Operating income:
United States	$1,085	$1,299	$2,176	$1,924
International	1,590	2,042	5,106	4,859
Total operating income	$2,675	$3,341	$7,282	$6,783

Interest expense (income):
United States	$144	$158	$434	$435
International	(20)	11	(32)	47
Total interest expense	$124	$169	$402	$482

Other (income), net:
United States	(1)	(0)	(3)	(2)
International	(136)	(143)	(205)	(199)
Total other (income), net	$(137)	$(143)	$(208)	$(201)

Income before income tax expense:
United States	$940	$1,141	$1,745	$1,491
International	1,748	2,174	5,343	5,011
Total income before income tax expense	$2,688	$3,315	$7,088	$6,502

Income tax expense:
United States	$55	$436	$232	$637
International	494	434	1,804	1,193
Total income tax expense	$549	$870	$2,036	$1,830

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Net income:
United States	$885	$705	$1,513	$854
International	1,254	1,740	3,539	3,818
Total net income	$2,139	$2,445	$5,052	$4,672

Net (income) attributable to non-controlling interest:
United States	$(124)	$(299)	$(206)	$(882)
International	(835)	(1,002)	(2,235)	(2,453)
Total net (income) attributable to non-controlling interest	$(959)	$(1,301)	$(2,441)	$(3,335)

Net income (loss) attributable to SPAR Group, Inc.:
United States	$761	$406	$1,307	$(28)
International	419	738	1,304	1,365
Total net income attributable to SPAR Group, Inc.	$1,180	$1,144	$2,611	$1,337

Depreciation and amortization:
United States	$385	$399	$1,160	$1,231
International	124	131	413	378
Total depreciation and amortization	$509	$530	$1,573	$1,609

Capital expenditures:
United States	$438	$417	$1,076	$1,085
International	102	46	356	163
Total capital expenditures	$540	$463	$1,432	$1,248

Note: There were no inter-company sales for the three and nine months ended September 30, 2021 or 2020.

	September 30,	December 31,
	2021	2020
Assets:
United States	$42,302	$31,675
International	55,409	52,354
Total assets	$97,711	$84,029

	September 30,	December 31,
	2021	2020
Long lived assets:
United States	$4,611	$4,809
International	2,486	2,487
Total long lived assets	$7,097	$7,296

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
		% of		% of		% of		% of
		consolidated		consolidated		consolidated		consolidated
International revenue:		net revenue		net revenue		net revenue		net revenue
Brazil	$14,913	22.1%	$11,252	19.1%	$40,810	20.9%	$37,355	21.8%
South Africa	9,653	14.3	6,325	10.7	25,899	13.2	19,327	11.3
Mexico	4,307	6.4	5,006	8.5	19,929	10.2	15,673	9.2
China	3,735	5.5	3,019	5.1	10,193	5.2	8,339	4.9
Japan	2,348	3.5	2,335	4.0	7,336	3.7	6,766	4.0
Canada	1,933	2.9	2,128	3.6	5,851	3.0	6,335	3.7
India	1,650	2.4	1,571	2.7	5,234	2.7	4,291	2.5
Australia	188	0.3	188	0.3	821	0.4	618	0.4
Total international revenue	$38,727	57.4%	$31,824	54.0%	$116,073	59.3%	$98,704	57.8%

11.	Recent Accounting Pronouncements

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

Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses”. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 is effective as of January 1, 2020, although in November 2019, the FASB delayed the effective date until fiscal years beginning after December 15, 2022 for SEC filers eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company qualifies as a smaller reporting company under the SEC’s definition. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 on its consolidated balance sheets, statements of income (loss), statements of cash flows and related disclosures.

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

The components of SPAR's lease expenses for the three and nine months ended September 30, 2021 and 2020, which are included in the condensed consolidated income statement, are as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Costs	Classification	2021	2020	2021	2020
Operating lease cost	Selling, General and Administrative Expense	$255	$701	$690	$2,084
Short-term lease cost	Selling, General and Administrative Expense	121	$90	629	305
Variable costs	Selling, General and Administrative Expense	40	$97	132	291
Total lease cost		$416	$888	$1,451	$2,680

Supplemental cash flow information related to SPAR’s leases for three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Cash paid for amounts included in the measurement of lease liabilities	$256	$795	$691	$2,335

Assets obtained in exchange for new operating lease liabilities
Operating lease	$2	$-	$2	$213

At September 30, 2021, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Period Ending December 31,	Amount
2021	$358
2022	1,032
2023	388
2024	247
2025	392
Thereafter	142
Total Lease Payments	2,559
Less: imputed interest	445
Total	2,114

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, “SPAR”, the "SPAR Group" or the "Company"). There also are forward-looking statements contained in (a) SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the"SEC") on March 31, 2021, and SGRP's First Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on April 29, 2021 (as so amended, the "Annual Report"), (b) SGRP's amended definitive Proxy Statement respecting its Annual Meeting of Stockholders held on August 12, 2021, which SGRP filed with the SEC on July 20, 2021 (the "Proxy Statement"), and (c) SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

SPAR Group, Inc. and Subsidiaries

GENERAL

The SPAR Group ("SGRP", "SPAR" or the "Company") and its subsidiaries (together with SGRP, "SPAR", the SPAR Group" or the "Company") are a leading global merchandising and marketing services company, providing a broad range of services to retailers, manufacturers and distributors around the world. With more than 40 years of experience, 25,000+ merchandising specialists around the world, 200,000+ average store visits a week and long-term relationships with some of the world’s leading manufacturers and retail businesses, SPAR provides specialized capabilities across 9 countries and 4 continents.

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

The Company operates in markets that represent more than 50% of the world’s population. SPAR has expanded internationally to serve clients but also to capitalize on growing global demand. As of September 30, 2021, SPAR is in 9 countries including, United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan, and India. The Company no longer operates in Turkey.

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

Please also see, review and give particular attention to (1) the Risk Factors in Item 1A of the Annual Report (including, without limitation, Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Potential Conflicts in Services Provided by Affiliates, Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Risks of a Nasdaq Delisting and Penny Stock Trading), (2) Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, above, (3) Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions, above, and (4) Item 4 - Management's Report on Internal Control Over Financial Reporting, below.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended September 30, 2021, compared to three months ended September 30, 2020

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2021		2020
	$	%	$	%
Net revenues	$67,423	100.0%	$58,865	100.0%
Cost of revenues	54,813	81.3	46,849	79.6
Gross profit	12,610	18.7	12,016	20.4
Selling, general & administrative expense	9,426	14.0	8,145	13.8
Depreciation & amortization	509	0.8	530	0.9
Operating income	2,675	3.9	3,341	5.7
Interest expense, net	124	0.2	169	0.3
Other (income), net	(137)	(0.2)	(143)	(0.2)
Income before income taxes	2,688	3.9	3,315	5.6
Income tax expense	549	0.8	870	1.5
Net income	2,139	3.1	2,445	4.1
Net income attributable to non-controlling interest	(959)	(1.4)	(1,301)	(2.2)
Net income attributable to SPAR Group, Inc.	$1,180	1.7%	$1,144	1.9%

Net Revenues

Net revenues for the three months ended September 30, 2021 were $67.4 million, compared to $58.9 million for the three months ended September 30, 2020, an increase of $8.5 million or 14.4%.

Domestic net revenues totaled $28.7 million in the three months ended September 30, 2021, compared to $27.1 million for the same period in 2020.

International net revenues totaled $38.7 million for the three months ended September 30, 2021, compared to $31.8 million for the same period in 2020, an increase of $6.9 million or 21.7%. The increase in international net revenues was due to foreign currency translation, and increased revenues in Brazil, Mexico and South Africa.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor related expenses and was 81.3% of its net revenues for the three months ended September 30, 2021, and 79.6% of its net revenues for the three months ended September 30, 2020.

Domestic cost of revenues was 80.8% of net domestic revenues for the three months ended September 30, 2021, and 77.5% of net domestic revenues for the three months ended September 30, 2020. The increase in cost of revenues was due primarily to increased wage pressure and unfavorable mix of project work.

Internationally, the cost of revenues as a percentage of net international revenues was 81.6% and 81.4% for the three months ended September 30, 2021 and 2020, respectively.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $9.4 million and $8.1 million for the three months ended September 30, 2021 and 2020, respectively. The year-over-year increase (both domestically and internationally) is a reflection of the savings in 2020 from pandemic-related furloughs and continued investment in the growth of the business in 2021.

Domestic selling, general and administrative expenses totaled $4.0 million and $4.4 million for the three months ended September 30, 2021 and 2020, respectively.

International selling, general and administrative expenses totaled $5.4 million and $3.7 million for the three months ended September 30, 2021 and 2020, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $509,000 and $530,000 for the three months ended September 30, 2021 and 2020, respectively.

Interest Expense

The Company's net interest expense was $124,000 for the three months ended September 30, 2021, and $169,000 for the same period in 2020.

Other (Income)

Other income was $137,000 and $143,000 for the three months ended September 30, 2021 and 2020, respectively.

Income Taxes

Income tax expense was $549,000 for the three months ended September 30, 2021, compared to $870,000 for the three months ended September 30, 2020.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SGRP of $959,000 for the three months ended September 30, 2021 and $1.3 million for three months ended September 30, 2020.

Net Income

The Company reported net income of $1.2 million for the three months ended September 30, 2021, or $0.06 per diluted share, compared to $1.1 million, or $0.05 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Nine months ended September 30, 2021, compared to nine months ended September 30, 2020

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2021		2020
	$	%	$	%
Net revenues	$195,696	100.0%	$171,157	100.0%
Cost of revenues	158,821	81.2	137,478	80.3
Gross profit	36,875	18.8	33,679	19.7
Selling, general & administrative expense	28,020	14.3	25,287	14.8
Depreciation & amortization	1,573	0.8	1,609	0.9
Operating income	7,282	3.7	6,783	4.0
Interest expense, net	402	0.2	482	0.3
Other (income), net	(208)	(0.1)	(201)	(0.1)
Income before income taxes	7,088	3.6	6,502	3.8
Income tax expense	2,036	1.0	1,830	1.1
Net income	5,052	2.6	4,672	2.7
Net income attributable to non-controlling interest	(2,441)	(1.2)	(3,335)	(1.9)
Net income attributable to SPAR Group, Inc.	$2,611	1.4%	$1,337	0.8%

Net Revenues

Net revenues for the nine months ended September 30, 2021 were $195.7 million, compared to $171.2 million for the nine months ended September 30, 2020, an increase of $24.5 million or 14.3%. The year-over-year increase (both domestically and internationally) was driven by a combination of continued business development efforts and the economic improvements from the global pandemic recovery.

Domestic net revenues totaled $79.6 million in the nine months ended September 30, 2021, compared to $72.5 million for the same period in 2020, an increase of $7.1 or 9.8%.

International net revenues totaled $116.1 million for the nine months ended September 30, 2021, compared to $98.7 million for the same period in 2020, an increase of $17.4 million or 17.7%.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor related expenses and was 81.2% of its net revenues for the nine months ended September 30, 2021, and 80.3% of its net revenues for the nine months ended September 30, 2020.

Domestic cost of revenues was 80.0% of net domestic revenues for the nine months ended September 30, 2021, and 77.6% of net domestic revenues for the nine months ended September 30, 2020. The increase in cost of revenues was due primarily to increased wages pressures and a shift in mix of project work.

Internationally, the cost of revenues as a percentage of net international revenues was 82.0% and 82.4% for the nine months ended September 30, 2021 and 2020, respectively.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $28.0 million and $25.3 million for the nine months ended September 30, 2021 and 2020, respectively. The year-over-year increase (both domestically and internationally) is a reflection of the savings in 2020 from pandemic-related furloughs and continued investment in the growth of the business in 2021.

Domestic selling, general and administrative expenses totaled $12.6 million and $13.1 million for the nine months ended September 30, 2021 and 2020, respectively.

International selling, general and administrative expenses totaled $15.4 million and $12.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $1.6 million for both nine months ended September 30, 2021 and 2020.

Interest Expense

The Company's net interest expense was $402,000 for the nine months ended September 30, 2021, and $482,000 for the same period in 2020.

Other (Income)

Other income was $208,000 and $201,000 for the nine months ended September 30, 2021 and 2020, respectively.

Income Taxes

Income tax expense was $2.0 million for the nine months ended September 30, 2021, compared to $1.8 million for the nine months ended September 30, 2020.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SGRP of $2.4 million for the nine months ended September 30, 2021, and $3.3 million for nine months ended September 30, 2020.

Net Income

The Company reported net income of $2.6 million for the nine months ended September 30, 2021, or $0.12 per diluted share, compared to a net income of $1.3 million, or $0.06 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the nine months ended September 30, 2021, the Company had a net income before non-controlling interest of $5.1 million.

Net cash provided by operating activities was $1.1 million for the nine months ended September 30, 2021, compared to $7.2 million for the nine months ended September 30, 2020. The net cash provided by operating activities during the nine months ended September 30, 2021, was primarily due to an increase in accounts receivable driven by higher revenue, offset by non-cash items, increases in accounts payable and accrued expenses. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and the other risks detailed in the section titled "Risk Factors" included elsewhere in our Annual Report. However, the Company believes that existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Net cash used in investing activities was $2.4 million for the nine months ended September 30, 2021, compared to $1.2 million for the nine months ended September 30, 2020. The net cash used in investing activities during the nine months ended September 30, 2021, was due to fixed asset additions, primarily capitalized software, and the Bordax acquisition in South Africa.

SPAR Group, Inc. and Subsidiaries

Net cash provided by financing activities for the nine months ended September 30, 2021, was $4.4 million compared to $3.2 million for the nine months ended September 30, 2020. Net cash provided by financing activities during the nine months ended September 30, 2021, was primarily due to net draws/payments on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in a decrease in cash and cash equivalents for the nine months ended September 30, 2021, of approximately $672,000.

The Company had net working capital of $25.4 million and $23.6 million at September 30, 2021, and December 31, 2020, respectively. The Company's current ratio was 1.5 at September 30, 2021, and 1.6 at December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures were not effective as of September 30, 2021 because of the material weakness in internal control over financial reporting described below, although they believe that the material weakness did not have an effect on our financial results and there were no identified instances of any ineffective oversight in the establishment and monitoring of the Company’s internal controls for the current reporting period.

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

Based on this evaluation, management has concluded that a material weakness related to the oversight by the Board of Directors of the development and performance of internal control existed as of September 30, 2021.

Specifically, on June 9, 2021, all three members of SGRP's Audit Committee, resigned from the Board and its Committees (the "Resignations"), effective immediately. Each of them was an independent director both under the general Nasdaq Rules and under Nasdaq's more stringent Audit Committee Rules (each a "Resigning Independent Director"). On June 15, 2021, Nasdaq notified SGRP that, due to the simultaneous resignations of all three directors on its Audit Committee, SGRP no longer complied with Nasdaq's majority independent board and audit committee requirements.

On July 2, 2021, SGRP submitted a plan of compliance (the "Plan") to Nasdaq, in which SGRP outlined its efforts to identify and appoint three new independent directors to the Board and Audit Committee, by October 1, 2021, thereby enabling the Company to regain compliance with Nasdaq's rules. Such efforts included the retention of an independent third-party to lead SGRP's independent director search and identify suitable candidates independent under Nasdaq's Audit Committee Rules, which requires at least three independent directors with members that each have financial literacy.

On July 16, 2021, Nasdaq responded in a letter to SGRP (the "Response") and accepted the Plan to appoint three new independent directors to the Board and Audit Committee. In the Response, Nasdaq gave SGRP an extension until October 15, 2021, to implement the Plan and regain compliance with the majority independent board and audit committee requirement rules.

As of September 30, 2021, there were two remaining vacancies on the Audit Committee and, in the interim, for the limited purposes of communications with SGRP's independent public accountants, SGRP's Board acted as SGRP's interim Audit Committee respecting those communications. The effectiveness of SGRP's Board acting as SGRP's interim Audit Committee respecting those communications may be weakened given the pending claims between two of our directors and the Company.

Subsequent to the current interim period ended September 30, 2021, on October 14, 2021, the remaining two vacancies on the Audit Committee were filled. Accordingly, SGRP regained compliance with Nasdaq’s audit committee composition requirements on October 14, 2021. As a result, management expects the material weakness to be corrected during the fourth quarter of the year ended December 31, 2021.

Changes in Internal Controls Over Financial Reporting

Other than the material weakness as set forth above, there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021, identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For a further discussion of certain legal proceedings, see Note 9 to the Company's Condensed Consolidated Financial Statements above and Note 10 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions, Domestic Related Party Services, and Note 6 to the Company's Condensed Consolidated Financial Statements Commitments and Contingencies - Legal Matters, in the Annual Report

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

SPAR Group, Inc. and Subsidiaries

Item 6.	Exhibits

10.1	Amended and Restated Change of Control Severance Agreement (the "CICSA") between SPAR Group, Inc. ("SGRP"), and Fay DeVriese made and entered into effective as of August 13, 2021, as filed herewith. (Ms. DeVriese's CICSA amends, restates and completely replaces and supersedes her Executive Officer Severance Agreement with SGRP and SPAR Marketing Force, Inc. dated as of August 4, 2020).

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SPAR Group, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021	SPAR Group, Inc., Registrant

By: /s/ Fay DeVriese
Fay DeVriese Chief Financial Officer, Treasurer and Secretary