Form 10-K
period 2021-12-31
SPAR Group, Inc.
filed 2022-04-15
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 0-27408

SPAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 Opdyke Court, Auburn Hills, MI	48326
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (248) 364-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	SGRP	The NASDAQ Stock Market LLC

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $13 million.

The number of shares of the Registrant's Common Stock outstanding as of March 10, 2022, was 21,845,414 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement on Schedule 14A for the registrant's 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

NOTE ON Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2021 (this "Annual Report"), contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation",) and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group" and the "Company"). There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its 2022 Annual Meeting of Stockholders (the "Proxy Statement"), which SGRP expects to file on or about April 18, 2022, with the Securities and Exchange Commission (the "SEC"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report and the Proxy Statement, each a "SEC Report").

Readers can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as "may," "will," "expect," "intend," "believe," "estimate," "anticipate," "continue," "plan," "project," or the negative of these terms or other similar expressions also identify forward-looking statements. Forward-looking statements made by the Company in this Annual Report may include (without limitation) statements regarding: risks, uncertainties, cautions, circumstances and other factors ("Risks"); the potential continuing negative effects of the COVID-19 pandemic on the Company's business; the Company's potential non-compliance with applicable Nasdaq director independence; bid price or other rules; the Company's cash flow or financial condition; and plans, intentions, expectations, guidance or other information respecting the pursuit or achievement of the Company's corporate objectives. The Company's forward-looking statements also include (without limitation) those made in this Annual Report in "Business," "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Directors, Executive Officers and Corporate Governance," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and "Certain Relationships and Related Transactions, and Director Independence."

You should carefully review and consider the Company's forward-looking statements (including all risk factors and other cautions and uncertainties) and other information made, contained or noted in or incorporated by reference into this Annual Report, but you should not place undue reliance on any of them. The results, actions, levels of activity, performance, achievements or condition of the Company (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition) and other events and circumstances planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "Expectations"), and our forward-looking statements (including all Risks) and other information reflect the Company's current views about future events and circumstances. Although the Company believes those Expectations and views are reasonable, the results, actions, levels of activity, performance, achievements or condition of the Company or other events and circumstances may differ materially from our Expectations and views, and they cannot be assured or guaranteed by the Company, since they are subject to Risks and other assumptions, changes in circumstances and unpredictable events (many of which are beyond the Company's control). In addition, new Risks arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its Expectations will be achieved in whole or in part, that it has identified all potential Risks, or that it can successfully avoid or mitigate such Risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

PART I

Item 1. Business

Our Company

SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, “SPAR Group” or the “Company”), is a leading global merchandising and brand marketing services company, providing a broad range of sales enhancing services to retailers across most classes of trade and consumer goods manufacturers and distributors around the world.  Our goal is to be the most creative, energizing and effective global services company that drives sales, margins and operating efficiency for our clients.

As of the end of 2021, we operated in 9 countries including the United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan and India.  Across all of these countries, we successfully execute programs through our multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store / product conditions.

With more than 50 years of experience, an average of 25,000 merchandising specialists’ network around the world working more than 11 million hours in store per year, we continue to grow our long-term relationships with some of the world’s leading businesses.  Our unique combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates us from the competition.

Our focus is services. Our team works closely with clients to determine their key objectives to execute globally, focusing on enhancing their sales and profit.  At retail, our merchandising brand marketing specialists perform a wide range of programs to maximize product sell-through to consumers.  Some of these programs include launching new products, installing displays, assembling product fixtures, and ensuring shelves are fully stocked and reordering when they are not.  We also assist with sales and customer service.  As retailers adapt to changes and new opportunities, our team engages in the total renovations and updating of stores, as well as preparing new locations for grand openings.  Our distribution associates work in retail and consumer goods distribution centers to prepare the centers to open, testing systems, putting away, picking product and providing peak staffing services for our clients.

We provide the “last two feet” of retail and consumer goods product merchandising and marketing. Our clients make great products. We ensure these products are presented in a compelling and exciting way exactly when and where they need to be to drive sales and margin.  Our technology adds to these services by providing clients with detailed insight across all aspects of individual stores.

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

Our Industry

The merchandising and marketing outsourced services industry plays an important role in the growth and performance of some of the world’s most successful product and retail companies. Merchandising services includes placing orders, retail shelf maintenance, merchandising display setup, reconfiguring products on store shelves and replenishing product inventory. Additional marketing services include, but are not limited to, new store sets and remodels, audits, sales assistance, installation and assembly, product demos/sampling, promotion and more. The Company believes that merchandising and marketing services add value to retailers, manufacturers and other businesses by making a product more visible and more available to consumers.

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

We believe this industry will continue to grow and is more important today than ever before. With the acceleration of digital and online retailing, the pressure on the physical store to remain relevant, efficient and compelling has never been higher. In addition, product manufacturers are constantly trying to grab the consumer’s attention and make sure they are everywhere the consumer wants to shop. These are exactly the issues merchandising and marketing services companies solve.

Merchandising and marketing services companies work to ensure the store is exceptionally merchandised and products thoughtfully featured while enabling the retailer to maintain margins and leverage payroll. As the industry evolves, these services will continue to be a significant part of retailer and manufacturer success.

SPAR Group’s role in this industry is as one of the leading providers of these services to companies across the globe. With more than 50 years of history, the Company has established itself as a strategic partner to many of the world’s most exciting product manufacturers and retailers.

Our Growth Strategy

As the need for flexibility and efficiency in merchandising and marketing services continues to increase, both in the United States and internationally, brand owners, consumer goods companies, manufacturers and retailers will continue to rely on third-party providers for these services. SPAR is uniquely able to meet these needs because of our global reach, more than 50-year track record, access to over 25,000 merchandisers, breadth of capability, unwavering focus on excellence and deep expertise. We combine great people, an understanding of what is needed and unique technologies, enabling us to offer enhanced service in-country and across geographies.

To capitalize on the growing demand, the Company’s business strategy is focused on four (4) priorities: 1) Grow the Core Business; 2) Introduce or Acquire New Services; 3) Invest in Technology; and 4) Expand Globally. The result of this strategic framework will be top-line growth, expanded margins, more value for clients and higher levels of free cash flow to allow us to invest for more growth.

Grow the Core Business

The Company is constantly pursuing new core business services while working to earn more business from current clients. We have a significant number of long-tenured clients that we invest resources in people, technology and time to ensure we understand their business, and are well-positioned to meet their needs in the future. This includes expanding the services we offer to existing clients. At the same time, we pursue and solicit requests for proposals (“RFPs”), we actively market our services, we participate in industry events and we continuously look for opportunities to grow our business. We believe our history, relationships, expertise, technology and scale are all competitive advantages for us.

Introduce or Acquire New Services

The Company believes in testing new ideas and services to increase revenues and expand client relationships. The changing retail landscape and need for enhanced digital, e-commerce and fulfillment capability shapes our thinking. Our objective is to identify and introduce new or complimentary capabilities that we believe the market and our clients need now and in the future. To accomplish this, we pursue partnerships, look for acquisitions and explore ideas based on market trends and our own unique client experiences. Our market positioning provides us with an unparalleled window to changes and opportunities in the markets we serve. We carefully measure the results of these tests and look for new services that can have a material impact on our financial and operational performance.

Invest in Technology

We believe our current SPARView technology provides us a competitive advantage in the marketplace and is a core competitive strength. Our technology enables us to communicate, plan, track, analyze and optimize our merchandising and marketing services work. However, we recognize that technology and our opportunity to leverage technology continues to change. As a result, we are constantly adapting and innovating. We explore relationships within and across geographies with solution providers while making investments in our own solutions, with a focus to provide clients with better results, through broader capability. This will facilitate our ability to offer higher value services over time. Our objective is to provide technology to field merchandisers, our client partners and our management to make smarter decisions that yield better Company results.

Expand Globally

The Company operates in 9 countries. This provides us the unique ability to offer our services across borders and geographies to drive incremental revenue and operating efficiencies. We have many global clients that we work with in multiple countries based on the results we deliver and value we create. We believe our ability to offer multi-country agreements is a unique differentiator for us in the marketplace and we will continue to capitalize on this to grow our business.

At the same time, we are continuously exploring ways to expand our current international businesses. As retail channels continue to consolidate around the globe, we look for unique, compelling financial opportunities to acquire, partner or organically grow into new segments, verticals and geographies. At the heart of this strategy is building upon our strength today and the leadership we have developed in country, regionally and around the world.

Our Domestic and International Business

The Company has two (2) divisions: Domestic and International. The Domestic division is comprised of all operations within the United States. The International division is a consolidation of all other operations and joint ventures.

The Company’s business is distributed across 9 countries and 5 continents. The Domestic business is led and operated from our global headquarters in Auburn Hills, Michigan. The International business is led from our global headquarters, but then has regional leadership and offices in the respective countries.

Our approach to the international marketplace has historically been to establish joint ventures. We believe this approach enables us to bring the breadth of our global capabilities and tools while capitalizing on the strength and importance of local executive leadership and resources.

We continue to be excited about our international growth opportunities and the performance of our individual businesses.

The following table provides details of the structure of our Domestic and International businesses:

Primary Territory	Entity Name	SPAR Percentage Ownership	Principal Office Location
Domestic
United States of America	SPAR Group, Inc.	100%	Auburn Hills, Michigan
	National Merchandising Services, LLC (NMS)	51%	Fayetteville, Georgia
	Resource Plus of North Florida, Inc. (RPI)	51%	Jacksonville, Florida
International
Japan	SPAR FM Japan, Inc.	100%	Tokyo, Japan
Canada	SPAR Canada, Inc.	100%	Vaughan, Ontario, Canada
South Africa	SGRP Meridian (PTY), Ltd.	51%	Durban, South Africa
India	SPAR KROGNOS Marketing Private Limited and Preceptor Marketing Services Private Limited	51%	New Delhi, India
Australia	SPARFACTS Australia (PTY), Ltd.	51%	Melbourne, Australia
China	SPAR (Shanghai) Marketing Management Company Ltd.	51%	Shanghai, China
Mexico	SPAR TODOPROMO, SAPI, de CV	51%	Mexico City, Mexico
Brazil	SGRP Brasil Participações Ltda	51%	Sao Paulo, Brazil

The Company tracks and reports certain financial information separately for the Domestic and International divisions using the same metrics. The primary measurement utilized by management is operating profit, historically the key indicator of long-term growth and profitability, as the Company is focused primarily on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two (2) segments, which includes their respective net revenues and operating income for each of the years ended December 31, 2021 and 2020, and their respective assets as of December 31, 2021 and 2020, is provided in Note 12 to the Company's Consolidated Financial Statements – Segment Information, below.

Our Services

The Company currently provides six (6) principal types of services: merchandising services, brand marketing services, new store openings and remodeling services, assembly services, distribution staffing services and retail compliance and price audit services.

Merchandising Services

Merchandising services consist of regularly scheduled merchandising and marketing services provided at the retail store level for retailers, manufacturers and distributors (“syndicated merchandising services”) and “dedicated merchandising services” which are performed for a specific retailer or manufacturer by a dedicated organization, sometimes including a management team.  The syndicated services are performed for multiple manufacturers and distributors while the dedicated services work exclusively for that retailer or manufacturer.

Brand Marketing Services

Project services consist primarily of specific in-store services initiated by retailers and manufacturers, such as new product launches, special seasonal or promotional merchandising, focused product support, product recalls, in-store product demonstrations and in-store product sampling. The Company also performs other project services, such as kiosk product replenishment, inventory control, new store sets and existing store resets, re-merchandising, remodels and category implementations, under annual or stand-alone project contracts or agreements.

New Store Openings and Remodeling Services

Retailer specific services consist primarily of in-store services initiated by retailers, such as new store openings, new store sets and existing store resets and remodels, under annual or stand-alone project contracts or agreements.

New store openings and remodels are particularly susceptible to external factors and these projects are being delayed by many clients due to the effects of the COVID-19 pandemic.

Assembly Services

The Company's assembly services are initiated by consumers, retailers or manufacturers. Upon request, the Company assembles furniture, grills and many other products in stores, homes and offices. The Company performs ongoing routed coverage at retail locations to ensure that furniture and other product lines are well displayed and maintained, and builds any new items or replacement items, as required. In addition, the Company provides in-home and in-office assembly to customers who purchase their product from retailers, whether in store, online or through catalog sales.

Distribution Staffing Services

The Company offers staff and distribution center experienced resources to retailers and consumer goods manufacturers. These services support new distribution center set up and testing, receiving, put-away and picking, packing and shipping activities. These services have become in higher demand as the growth of online has accelerated and more retailers and manufacturers are shipping product direct to the end consumer for these facilities.

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

The Company did not have any clients that represented 10% or more of the Company's net revenue for the years ended December 31, 2021 and 2020.

Trademarks and Technology Licensing

The Company has numerous registered trademarks. Certain of the Company's "SPAR" trademarks (the "Licensed Marks") are licensed: (i) for use by previously affiliated companies in the United States royalty free and in perpetuity pursuant to license agreements that commenced in 1999 when such companies were affiliates; (ii) for use by its wholly-owned subsidiaries worldwide royalty free and in perpetuity pursuant to informal license arrangements; (iii) for use by joint venture subsidiaries in their respective jurisdictions royalty free pursuant to license agreements for limited terms (executed contemporaneously with their respective joint venture agreements); and (iv) for use by the Independent Field Vendor and Independent Field Administrator respectively providing Field Specialists and Field Administrators to the Company domestically in the United States for limited terms and modest royalties pursuant to license agreements with (each as defined below). Portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") currently included in the Company's technology are co-owned by the Company, SPAR Business Services, Inc. (“SBS”) and SPAR InfoTech, Inc. (“Infotech”). The Company's global technology systems (including the Co-Owned Software) were maintained and further developed and improved by the Company at its own expense at a cost of $1.2 million in 2021 and $1.0 million in 2020, respectively. Except for SBS and Infotech (they do not need such software licenses because of their co-ownership), each subsidiary and field vendor trademark license and arrangement also licenses the Co-Owned Software to the licensee.

Our Labor Force

Worldwide, the Company utilized a labor force up to approximately 25,000 people depending on seasonality in 2021, including the services of Field Specialists and Field Administrators provided by independent third parties.

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

As of December 31, 2021, the Company's Domestic Division's labor force totaled approximately 5,000 including the services of Field Specialists and Field Administrators furnished by independent third parties. The Company's Domestic Division employed a labor force of 1,232 full-time employees and 36 part-time employees engaged in domestic operations. In the Company's Domestic Division, the Company's merchandising, audit, assembly and other services for its domestic clients are performed by Field Specialists, and the services of a significant portion of them (approximately 3,700) were supplied to the Company by an independent vendor (the "Independent Field Vendor"). The services of a significant portion of the Field Administrators who supervise the Field Specialists (approximately 60) were provided to the Company by an independent vendor (the "Independent Field Administrator").

As of December 31, 2021, the Company's International Division's labor force totaled approximately 12,200 including the services of field personnel and others furnished by independent third parties. Foreign subsidiaries employed 599 full-time and 28 part-time employees. The International Division's field force consisted of approximately 11,500 Field Specialists engaged locally by our foreign subsidiaries in their respective international operations.

The Company continues to evaluate its business model of using third-party independent contractors as Field Specialists (whether or not provided by others) in light of changing client requirements and legal and regulatory environments.

The Company considers its relations with its own employees and independent vendors to be generally good.

Our Competition

The marketing services industry is highly competitive. The Company's competition in the Domestic and International markets arises from a number of large enterprises. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its existing and prospective clients. The Company believes that the principal competitive factors within its industry include breadth and quality of client services, cost, development and deployment of technology, the ability to execute specific client priorities rapidly and consistently over a wide geographic area and the ability to ideate and operate as a business partner delivering value above the base services. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in many retailer and manufacturer verticals. The Company also believes it has the ability to execute major national and international initiatives and develop and administer national and international manufacturer programs.

Corporate Website

The Company's website can be found at: http://www.sparinc.com, and the Company's SEC filings are available on that website under the Investors Relations section.

Item 1A. Risk Factors

Investing in SGRP's common stock ("SGRP Common Stock") is subject to a number of Risks that could cause the Company's actual results to differ materially from those projected or otherwise expected in any forward-looking statements or other information (see Forward-Looking Statements immediately preceding Part I, above).

You should carefully review and consider the following Risks, but you should not place undue reliance on any of them. All forward-looking statements and other information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such Risks.

Those Risks reflect our expectations, views and assumptions only as of the date of this Annual Report, and the Company does not intend, assume any obligation, or promise to publicly update or revise any such Risk or information (in whole or in part), whether as a result of new information, new or worsening Risks or uncertainties, changed circumstances, future events, recognition, or otherwise.

Our results of operations were adversely affected in 2020 globally by the COVID-19 pandemic, and the adverse impact continued through 2021 in certain international countries. The adverse impact of the COVID-19 pandemic may continue through 2022 and beyond.

In March 2020, the World Health Organization declared the novel strain of Coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, operations, suppliers, industry and workforce.

In 2020, many of our clients were impacted by temporary retail closures, reduced in-store hours, in-store customer limits and product shipping delays. As a result, the Company implemented several cost-saving measures which included a reduction in the use of contracted workers, furloughing employees, reducing hours and a reduction in other corporate and non-critical expenses.

In 2021, most of our clients whose business was shut down or reduced capacity earlier in 2020 returned to normal operations, and the overall business has improved as the fiscal year of 2021 ended. However, many international countries continue to be impacted. Although the Company cannot reasonably estimate the length or severity of the continuing pandemic, we do not anticipate a continual material adverse impact on our consolidated financial position, results of operations and cash flows.

The markets we operate in are cyclical and subject to the effects of economic downturns.

The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism and COVID-19 on consumer and business behavior, make it difficult for the Company, its vendors and its clients to accurately forecast and plan future business activities. Substantially all of the Company's key clients are either retailers, manufacturers or those seeking to do product merchandising at retailers. Should the retail or manufacturing industries experience a significant economic downturn, the resultant reduction in product sales could significantly decrease the Company's revenues. The Company also has risks associated with its clients changing their business plans and/or reducing their marketing budgets in response to economic conditions, which could also significantly decrease the Company's revenues. Such revenue decreases could have a material adverse effect on the Company or its performance or condition.

We can be adversely affected if governments pass legislation that mandates an increase in wages, changes labor laws or otherwise drives market behavior that negatively impacts the business or operations of SPAR Group or our clients.

Because the Company has operations in 9 distinct countries and relies on independent contractors as well as other third-party providers to perform work, there is risk that any government legislation that restricts travel, changes labor laws, impacts wages or otherwise incentivizes behavior that negatively impacts our business or our clients, could impact our business.

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

The Company has experienced and, in the future, may experience fluctuations in quarterly operating results and cash flow. Factors that may cause the Company's quarterly operating results and cash flow to vary from time to time and may result in reduced revenue and profits include: (i) the number of active client projects; (ii) seasonality of client products; (iii) client delays, changes and cancellations in projects; (iv) staffing requirements, indemnifications, risk allocations, primary insurance coverages, intellectual property claims and other contractual provisions and concessions demanded by clients that are unilateral, unreasonable and very time consuming to review and attempt to negotiate; (v) the timing requirements of client projects; (vi) the completion of major client projects; (vii) the timing of new engagements; (viii) the timing of personnel cost increases; (ix) service locations and conditions with higher than contemplated personnel costs (remote areas, higher minimum wages, higher skill sets required, etc.); and (x) the loss of major clients. In addition, the Company is subject to revenue or profit uncertainties resulting from factors such as unprofitable client work and the failure of clients to pay. These revenue fluctuations could materially and adversely affect the Company or its performance or condition, whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

The Company's technicians assemble furniture and other products in the stores, homes and offices of customers. Working at a customer's store, home or office could give rise to claims against the Company for errors, omissions or misconduct by those technicians, including (without limitation) harassment, personal injury, death, damage to or theft of customer property, or other civil or criminal misconduct by such technicians. Claims also could be made against the Company as a result of its involvement in such assembly services due to (among other things) product assembly errors and omissions, product defects, deficiencies, breakdowns or collapse, products that are not merchantable or fit for their particular purpose, products that do not conform to published specifications or satisfy customer expectations, or products that cause personal injury, death or property damage, in each case whether actual, alleged or perceived by customers, and irrespective of how much time may have passed since such assembly. If such claims are asserted and adversely determined against the Company, then to the extent such claims are not covered by indemnification from the product's seller or manufacturer or by insurance, they could have a material adverse effect on the Company or its performance or condition.

We depend upon third-party independent contractors and the services they provide.

The success of the Company's Domestic business is dependent upon the successful execution and administration of its domestic field services through the services of Field Specialists, and a significant portion of them are provided to the Company and are engaged by the Independent Field Vendor and located, scheduled, deployed and administered domestically through the services of Field Administrators. The inability to identify, engage and successfully administer its domestic field services through qualified Field Specialists and Field Administrators could have a material adverse effect on the Company or its performance or condition.

A significant portion of the services of the Field Specialists provided to the Company are supplied by the Independent Field Vendor. It is possible that the appropriateness of the treatment of those Field Specialists as independent contractors by the Independent Field Vendor will be periodically subject to legal review or challenge by various states and others. The Company, in its discretion, may review and decide each request by its Independent Field Vendor for reimbursement of its legal defense expenses on a case-by-case basis, including the relative costs and benefits to the Company of doing so, but the Company has no obligation to do so.

To the Company's knowledge, its Independent Field Vendor is not involved in any material proceeding involving the misclassification of its independent contractors. However: (i) if the Company approves its reimbursement of any material legal defense costs of the Independent Field Vendor; (ii) if the Company somehow becomes liable for any legal expenses incurred by the Independent Field Vendor, any related party or any third party in defending any claim or satisfying any judgment against such parties; (iii) if the Company somehow becomes liable through any judicial determination for any judgment against the Independent Field Vendor, the Independent Field Administrator, or any related party or other vendor or service provider (in whole or in part); or (iv) if any such proceeding or matter causes: (A) any decrease in the Independent Field Administrator's or the Independent Field Vendor's performance (quality or otherwise); (B) any inability by the Independent Field Administrator or the Independent Field Vendor to execute the services for the Company or to continue with its present business model; or (C) any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists; then any of the foregoing, in whole or in part, could have a material adverse effect on the Company or its performance or condition.

There can be no assurance that plaintiffs or someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any judgment or similar amount imposed against any provider of Field Specialists or Field Administrators to the Company, which the Company would defend vigorously if pursued. There can be no assurance that the Company would be able to successfully defend any such claim. Any imposition of liability on the Company for any such judgment or amount could have a material adverse effect on the Company or its performance or condition.

However, the claims of the Significant Stockholders (defined below) that the Company was somehow liable for claims against their companies for their provision of Field Specialists and Field Administrators to the Company through July 2018 have been resolved and released pursuant to the Change of Control, Voting and Restricted Stock Agreement (“CIC Agreement”) See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview, below.

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

The market price of SGRP Common Stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2021, the sale price of SGRP Common Stock fluctuated from $1.01 to $3.86 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

●

The relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's Majority Stockholders (as defined below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price.

●	The substantial beneficial ownership of the Company's voting stock and potential control by Mr. Robert G. Brown and Mr. William H. Bartels and related parties (the "Majority Stockholders"). See Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement (“CIC Agreement”) and our By-Laws, Item 3 -- Legal Proceedings, below, Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions Domestic Related Party - (including Change of Control, Voting and Restricted Stock Agreement), below.

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

The Company currently has in place a Repurchase Program (as defined and described in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, below). Those repurchases could adversely affect the market liquidity of the SGRP Common Stock.

In addition, the volatility in the market price of SGRP Common Stock could lead to class action securities litigation that could in turn impose substantial costs on the Company, divert management's attention and resources from the day-to-day operations of the Company's business and harm the Company's stock price, the Company or its performance or condition.

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

There can be no assurance that the Company will be able to comply in the future with Nasdaq's Board Independence Rule, Audit Committee Composition Rule, Bid Price Rule or other Nasdaq continued listing requirements. See Our Significant Stockholders May Take Unilateral Actions, below. If the Company fails to satisfy the applicable continued listing requirement again in the future, Nasdaq may commence delisting procedures against the Company (during which the Company may have additional time of up to six (6) months to appeal and correct its non-compliance). If the SGRP Common Stock shares were ultimately delisted by Nasdaq, trading of the SGRP Common Stock could be limited to "over-the-counter" trades and the market liquidity of the SGRP Common Stock could be adversely affected, which could result in a decrease in the market price of the SGRP Common Stock due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting.

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

Establishing and maintaining effective internal control over financial reporting and disclosures are necessary for the Company to provide reliable financial and other reporting in accordance with accounting principles generally accepted and applicable securities and other laws in the United States. Because of its inherent limitations, internal controls over financial and other reporting are not intended to provide absolute assurance that the Company could prevent or detect a misstatement of its financial statements or other reports or fraud. Any failure to maintain an effective system of internal control over financial and disclosure reporting could limit the Company's ability to report its financial results and file its other reports accurately and timely or to detect and prevent fraud. A significant financial or disclosure reporting failure or material weakness in internal control over financial or other reporting could cause a loss of investor confidence and a decline in the market price of the SGRP Common Stock.

Our business is dependent on client payments, business performance and broad economic shifts, and we may be at risk of liquidity constraints and not satisfying all of our credit facility covenants.

Our business and cash flow can be adversely affected by adverse changes in our client payments, our business performance and broad economic shifts. There can be no assurances that in the future the Company will not violate covenants of its current or future credit facilities; and if it does violate them, that the Company's lenders will waive any violations of such covenants affecting the Company's ability to maintain adequate lines of credit or sufficient availability under its lines of credit. Accordingly, minimal profitability by the Company, additional one-time charges and changes in the composition and quality of its borrowing base, as well as any failure to maintain sufficient availability or lines of credit from the Company's lenders (which may involve their subjective judgement), could have a material adverse effect on the Company or its performance or condition, whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Our business and stock liquidity and market value could be adversely affected if we settle outstanding litigation by making payments or issuing common stock.

The timing, size and success of litigation settlement efforts and any associated capital commitments cannot be readily predicted. Future litigation settlements may be financed by issuing shares of the SGRP Common Stock, cash or a combination thereof. If the SGRP Common Stock does not maintain a sufficient market value, or if potential litigants are otherwise unwilling to accept the SGRP Common Stock as part of the consideration for the settlement of their litigation, the Company may be required to obtain additional capital through debt or equity financings. To the extent the SGRP Common Stock is used for all or a portion of the consideration to be paid for legal settlements, dilution may be experienced by existing stockholders. In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for litigation settlements on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its performance or condition. There also can be no assurance that the other parties in any settlement will abide by the terms or any settlement or any related releases. See Item 3 -- Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions Domestic Related Party Services (including Change of Control, Voting and Restricted Stock Agreement), below.

Our business performance is connected to the experience and retention of key executives.

The business strategy, client relationships and operating knowledge are critical to the Company’s long-term success. We believe we have attracted and developed the most experienced and proven executive leadership team in the industry. However, we work in a competitive industry where talent is visible and other companies may approach and attract our key executives. We continuously review the terms and incentives for our executives to retain them and competitively compensate them to deliver industry leading results on behalf of all shareholders.

Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement (“CIC Agreement”) and our By-Laws.

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels, are significant stockholders (“Significant Stockholders”) and Directors of SGRP and together with certain related parties (collectively, the "Majority Stockholders") beneficially own approximately 43.4% of the SGRP Common Stock and could acquire more. That amount was calculated using their respective individual beneficial ownership, excluding affiliates shares, on January 28, 2022, as they represented in the CIC Agreement and the total outstanding ownership (approximately 21.3 million shares) of the SGRP Common Stock on a non-diluted basis as of December 31, 2021. Assuming no other purchases or sales, after the vesting of their Series B Preferred Stock and its conversion into SGRP Common Stock in accordance with the CIC Agreement, the Significant Stockholders will together beneficially own approximately 50.4% of the SGRP Common Stock, excluding affiliates shares.  See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview, below.

As significant stockholders, the Majority Stockholders can have an impact on the election of directors and the passage of other shareholder meeting proposals.

There is inherit business risk for a joint venture business structure.

The Company's growth strategy for the international markets has been to join forces with local investors having merchandising service expertise, and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business through joint venture business structure. Currently, of the 9 countries the Company conducting businesses in, 6 of the countries are under a joint venture business structure (Brazil, South Africa, Mexico, China, Australia and India). The Company also has begun to use the model in the United States in recent years and formed two joint ventures, National Merchandising Services, LLC (NMS) and Resource Plus Inc. (RPI), domestically.

The Company owns 51% of these joint ventures in all cases; the principal of our local minority investors generally is the Chief Executive Officer, and each joint venture is governed by a Board comprised of directors from both parties. All joint ventures are also governed under the Company’s policies and guidelines.

The Company believes its relationship with the joint venture partners are strong. However, there can be no assurance that the Company can successfully manage through inherent business risk due to significant misalignment of business objectives. Any cancellation, nonperformance or material changes of the joint venture partnership could have a material adverse effect of the Company.

We have inherent risks operating international businesses.

The Company operates in 9 countries around the world. There can be no assurances that the respective business environments will remain favorable. In the future, the Company's International operations and sales may be affected by the following risks, which may adversely affect United States companies doing business in foreign countries:

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

●

Limited familiarity or an unwillingness to comply with, or wrongly believing the inapplicability of, generally accepted accounting principles in the USA ("GAAP"), applicable corporate controls and policies of the Company (including its ethics code), or applicable law in the USA (including Nasdaq rules, securities laws, anti-terrorism law, Sarbanes Oxley and the Foreign Corrupt Practices Act) by Local Investors;

●	Foreign currency exchange rate fluctuations and limits on the export of funds;
●	Substantial communication barriers, including those arising from language, culture, custom and time zones; and
●	Supervisory challenges arising from agreements, distance, physical absences and such communication barriers.

If any developments should occur with respect to any of those international risks and materially and adversely affect the Company's applicable international subsidiary, such developments could have a material adverse effect on the Company or its performance or condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. The Company leases certain office space and storage facilities for its corporate headquarters, divisions and subsidiaries under various operating leases. These leases generally require the Company to pay rents at market rates, subject to periodic adjustments, plus other charges, including utilities, real estate taxes and common area maintenance. The Company believes its relationships with its landlords to be generally good. However, as these leased facilities generally are used for offices and storage, the Company believes that other leased spaces could be readily found and utilized on similar terms should the need arise.

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

The following is a list of the headquarter locations for the Company and its domestic and international subsidiaries:

DOMESTIC:
Auburn Hills, Michigan (Corporate Headquarters) Southfield, Michigan (Data Center) Fayetteville, Georgia Jacksonville, Florida

INTERNATIONAL:
Vaughan, Ontario, Canada	Tokyo, Japan	Durban, South Africa
New Delhi, India	Melbourne, Australia	Mexico City, Mexico
Shanghai, China	Sao Paulo, Brazil

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

The previous claims of the Significant Stockholders that the Company was somehow liable for claims by or against their companies, judgments, legal bills and other expense and amounts have been resolved and released pursuant to the CIC Agreement. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview, below.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally

SGRP's Certificate of Incorporation authorizes it to issue 47,000,000 shares of SGRP Common Stock with a par value of $0.01 per share, which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market under the symbol "SGRP." On December 31, 2021, there were 21,320,414 shares of SGRP Common Stock outstanding in the aggregate (which does not include Treasury Shares), and 10,127,244 million shares (or approximately 47.6%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate on a non-diluted basis (i.e., SGRP's public float). See Item IA - Risk Factors - Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement (“CIC Agreement”) and our By-Laws, below.

SGRP's Certificate of Incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as SGRP's Board of Directors may establish in its discretion from time to time. On March 28, 2008, SGRP created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series A Preferred Stock (the "Series A Preferred Stock"), which Preferred shares have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. 554,402 shares of Series A Preferred stock were previously issued, reacquired and retired. After such retirement, 2,445,598 shares of Series A Preferred Stock remain authorized and available for issuance. At December 31, 2021, no shares of Series A Preferred Stock were issued and outstanding. SGRP can change or cancel the authorized Series A Preferred Stock, and to the extent it reduces such authorization without issuance, it can create other series of Preferred Stock with potentially different dividends, preferences and other terms. The holders of SGRP Common Stock and Series A Preferred Stock vote together for directors and other matters, other than matters pertaining only to the Series A Preferred Stock (such as amending SGRP's Certificate of Designation of Series A Preferred Stock) where only the holders of the Series A Preferred Stock are entitled to vote.

On January 25, 2022, the Corporation filed a Certificate of Elimination for its “Certificate of Designation of Series “A” Preferred Stock of SPAR Group, Inc.” (the “Certificate of Elimination”). Pursuant to the Certificate of Elimination, the Series A Preferred Stock was cancelled and withdrawn. As a result, all 3,000,000 shares the previously authorized Series A Preferred Stock were returned to the Corporation’s authorized “blank check” preferred stock. There were no shares of Series A Preferred Stock outstanding at the time of the cancellation.

Subsequent to filing the Certificate of Elimination, on January 25, 2022, the Corporation filed a “Certificate of Designation of Series “B” Preferred Stock of SPAR Group, Inc.” (the “Preferred Designation”) with the Secretary of State of Delaware, which designation had been approved by the Board on January 25, 2022. The Preferred Designation created a series of 2,000,000 shares of Preferred Stock designated as “Series B Preferred Stock” with a par value of $.01 per share (the “Preferred Stock”). The Preferred Shares do not carry any voting or dividend rights and are convertible into the Common Stock on a 1 for 1.5 basis.

Market Information

SGRP's Common Stock is traded on the Nasdaq Capital Market under the symbol "SGRP". As of December 31, 2021, there were approximately 166 stockholders of record.

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

Stock Repurchase Program

On December 22, 2020, the Board of Directors of SGRP (the "Board"), authorized SGRP to repurchase up to 500,000 shares of its SGRP Shares pursuant to the 2021 Stock Repurchase Program (the "2021 Stock Repurchase Program"), which repurchases would be made from time to time over a one-year period in the open market and through privately-negotiated transactions, subject to cash availability and general market and other conditions. There were no shares repurchased under the 2021 program and it has expired.

SGRP Common Stock Issuances

During 2021, the Company issued 198,102 new shares of SGRP Common Stock in support of its requirement to satisfy employee exercised stock option grants under its existing registered stock compensation and stock purchase plans. See Note 11 to the Company's Consolidated Financial Statements – Stock Based Compensation and Other Plans, below. In 2020, SGRP issued 20,067 new shares of SGRP Common Stock in support of its requirement to satisfy employee exercised stock option grants under its existing registered stock compensation and stock purchase plans. See Note 11 to the Company's Consolidated Financial Statements – Stock Based Compensation and Other Plans, below.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made or respecting by SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"). See FORWARD-LOOKING STATEMENTS preceding Part I, above. There also are "forward-looking statements" contained elsewhere in this Annual Report.

All forward-looking statements and other information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all of the Risks facing the Company, including the Risks and other information described in Item IA - Risk Factors, above, or elsewhere in this Annual Report.

The Company does not intend, assume any obligation, or promise to publicly update or revise any such forward-looking statement, Risk or information (in whole or in part), whether as a result of new information, new or worsening Risks or uncertainties, changed circumstances, future events, recognition or otherwise.

Overview

The business performed well and grew by 10.9% in 2021 to achieve the highest annual revenue in the company’s history. This is compared to a decline of 8.8% in 2020. Our 2021 International revenue increased 12.3% compared to a 14.7% decrease in 2020. Our 2021 Domestic revenue increased 8.9% compared to a 1.5% increase in 2020.

The 2021 performance was the result of our continuing focus on client success, developing new client relationships, expanding into new services, continuing to invest in and upgrade our software solution, SPARView, and aligning all of our global plans around a single, exciting vision. While we experienced disruption and uncertainty in a number of markets as a result of continued COVID-19 economic challenges, we stayed focused.

While our revenue increased year over year, our gross profit declined by 1% compared to 2020. This was the result of a combination of factors including: 1) incremental recruiting and labor expenses in the challenging U.S. market for the year; 2) an acceleration in the growth of our remodel business that includes resource travel expenses, which were also highly variable during the year due to pandemic challenges; and 3) continued operating efficiency pressure from large clients to cover more locations with the same resources.

As we experienced these gross profit pressures during the course of 2021, we initiated a number of robust gross profit improvement plans that we expect to materialize in 2022.

The most significant financial event for the business in 2021 was the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement"). While the execution of this agreement has a one-time negative effect on our 2021 financials, we believe reaching this agreement with the two (2) majority shareholders and resolving all outstanding claims and disputes while concurrently changing the Company’s By-Laws to improve independent board governance, were watershed events in the exciting future of the company.

The highlights of the comprehensive agreement follow. This summary combines both the key points of the agreement with the Significant Stockholders as well as the changes made to the Company By-Laws to improve independent governance of the board. Signing the agreement was conditional upon the changes to the By-Laws.

●	All current and potential future actions, claims and demands between the Majority Stockholders and the Company are resolved;
●	The Significant Stockholders and their affiliates during the five-year term of the agreement have agreed to give up their rights to the following; and
o	Act or attempt to act by written consent;
o	Submit or attempt to submit any stockholder proposals in advance of any annual or special stockholders meeting of the Corporation;
o	Call or attempt to call any special meetings of the Corporation’s stockholders;
o	Continue or commence or attempt to continue or commence any legal claims against the Company;
o	Change or attempt to change the size of the Board;
o	Appoint or remove or attempt to appoint or remove any director or officer of the Corporation, except as expressly permitted with in the agreement;
o	Amend or attempt to amend the Corporation’s Certificate of Incorporation or Amended and Restate By-Laws; and
o	Enter or attempt to enter into any agreement, arrangement or understanding with any other Person in an effort to take any of these actions.
●	The Corporation’s By-Laws were changed to increase the independence of the Board. The following summarizes these changes.
o	The Board size is fixed at 7;
o

A “Super Independent Director” is defined. “Super Independent Director” means a member of the Board who: (1) qualifies as an independent director under applicable laws and regulations; (2) is affirmatively determined to be an independent director by the Governance Committee of the Board; (3) excludes the Majority Stockholders, Spar Administrative Services, Inc. and Spar Business Services, Inc. and any of their respective Relatives, Family Members, or Affiliates; and (4) excludes any Person that is or was a present or past employee or advisor of any company with which any of the Majority Stockholders has been involved and any Person that is, or was in the past, related or affiliated in any way to any of the Majority Stockholders, including, without limitation, any Affiliates of Innovative Global Technologies, LLC or SP/R, Inc. Defined Benefit Pension Trust;

o

The Board must consist of at least three (3) Super Independent Directors plus the CEO at all times. If there are less than three (3) Super Independent Directors, than the least tenured non-Super Independent Director, other than the CEO, may not vote on Board topics. This ensures the Board always remains under independent governance;

o	The Chairman, Vice Chairman and all Committee Chairpersons must qualify as Super Independent; and
o	To establish a quorum, any Board meeting must have 70% of the Directors including the majority of Super Independent Directors.

For this agreement and By-Law changes to go into effect, two (2) of the Board members, James R. Brown, Sr. and Panagiotis Lazaertos, who are affiliated with the Majority Stockholders, retired from the Board and assumed other advisory roles with the Company under separate agreements. The terms of these agreements are specified in the Related Party section of this document.

Our 2021 net loss attributable to the Company of $1.8 million is due to the one-time financial impact from the CIC Agreement. See Note 10 to the Company’s Consolidated Financial Statements  – Related Party Transactions Domestic Related Party Services (including Change of Control, Voting and Restricted Stock Agreement), below. Our 2020 net income attributable to the Company was $3.4 million including an approximate $3 million deferred tax benefit.  Excluding both impacts for 2021 and 2020, our net income would have shown year-over-year improvement despite a challenging year to normalize operations through the pandemic and to prepare for future growth. We are proud of this achievement and the focus of our teams in light of the broad economic market impact of the pandemic across the globe.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting policies, including the assumptions and judgements underlying them, are disclosed in Note 2 to the Company’s Consolidated Financial Statements – Summary of Significant Accounting Policies, below. These policies have been consistently applied in all material respects and address such matters as revenue recognition, doubtful accounts and credit risks, internal use software development costs, asset impairment recognition, consolidation of subsidiaries and other companies. While the estimates and judgements associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgements associated with the reported amounts are appropriate under the circumstances.

Impairment of Long-Lived Assets, including Goodwill and Intangible Assets

At December 31, 2021 and 2020, the Company’s goodwill balance was $4.2 million and $3.8 million, respectively. The Company is required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. The Company annually tests goodwill impairment during the third quarter. Goodwill represents the excess purchase price over the fair value of assets acquired in connection with our acquisitions. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; overall weaknesses in our industry; and slower growth rates. Adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the consolidated financial statements. The Company has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If that option is chosen, then the Company would not be required to perform a quantitative goodwill impairment test unless it is determined that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that it is more likely than not, or if the Company chooses not to perform a qualitative assessment, the Company then proceeds with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill.

During each of the third quarters of 2021 and 2020, the Company completed its goodwill impairment testing by performing a quantitative assessment on the Resource Plus reporting unit using the income approach. The determination of the fair value of the reporting units requires us to make estimates and assumptions related to future revenue, operating income and discount rates. Based on the results of this test, no impairment loss was recognized. There were no triggering events identified from the date of our assessment through December 31, 2021 that would require an update to our annual impairment test.  For all other reporting units, the Company performed a qualitative assessment.  Based on the results of the qualitative assessments, goodwill of the remaining reporting units is not considered to be impaired.

The Company evaluates the carrying value of long-lived assets, other than goodwill, for impairment by analyzing the operating performance and anticipated future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The Company evaluates the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. The Company’s projections of future cash flows, the level of actual cash flows, the methods of estimation used for determining fair values and salvage values can impact impairment. Any changes in management’s judgments could result in greater or lesser annual depreciation and amortization expense or impairment charges in the future. Depreciation and amortization of long-lived assets is calculated using the straight-line method over the estimated useful lives of the assets.

Revenue Recognition

The Company’s services are provided to its clients under contracts or agreements. The Company bills its clients based upon service fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. Customer deposits, which are considered advances on future work, are recorded as revenue in the period services are provided.

The Company records revenue from contracts with its customers through the execution of a Master Service Agreement (“MSA”) that are effectuated through individual Statements of Work (“SOW” and with the applicable MSA collectively a “Contract”). The MSAs generally define the financial, service, and communication obligations between the client and SPAR while the SOWs state the project objective, scope of work, time frame, rate and driver in which SPAR will be paid. Only when the MSA and SOW are combined as a Contract can all five (5) revenue standard criteria be met. The Company integrates a series of tasks promised within these Contracts into a bundle of services that represent the combined performance obligation of Merchandising Services. Such Merchandising Services are performed over the duration of the SOW. Most Merchandising Services are performed on a daily, weekly or monthly basis. Revenue from Merchandising Services are recognized as the services are performed based on a rate-per-driver basis (per hour, store visit or unit stocked) with services delivered as they are consumed.

All of the Company’s Contracts with customers have a duration of one (1) year or less, with over 90% being completed in less than 30 days, and revenue is recognized as services are performed. Given the nature of the Company’s business, how the Contracts are structured and how the Company is compensated, the Company has elected the right-to-invoice practical expedients method allowed under the revenue standard.

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $564,000 and $563,000 at December 31, 2021, and 2020, respectively. Bad debt expense was $128,000 and $330,000 for the years ended December 31, 2021 and 2020, respectively. Based on the Company’s 2021 estimated bad debt, if the estimate of bad debt changed by 10% the reserve would change by approximately $50,000.

Internal Use Software Development Costs

The Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include (but are not limited to) the cost to purchase software, the cost to write program code, payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to the Company’s software development projects. Capitalized software development costs are amortized over three (3) years on a straight-line basis.

The Company capitalized approximately $1.2 million and $1.0 million of costs related to software developed for internal use in 2021 and 2020, respectively, and recognized approximately $1.2 million of amortization of capitalized software for the years ended December 31, 2021 and 2020.

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (dollars in millions).

	Year Ended December 31,
	2021	%	2020	%
Net revenues	$255.7	100%	$230.5	100%
Cost of revenues	208.2	81.4	185.3	80.4
Selling, general & administrative expense	36.8	14.4	33.3	14.5
Majority stockholders change of control agreement	4.5	1.8	-	0.0
Depreciation & amortization	2.1	0.8	2.1	0.9
Interest expense, net	0.5	0.2	0.7	0.3
Other (income) expense, net	(0.5)	(0.2)	(0.2)	(0.1)
Income before income taxes	4.1	1.6	9.3	4.0
Income tax expense	2.1	0.8	0.3	0.1
Net income	2.0	0.8	9.0	3.9
Less: Net (income) attributable to non-controlling interest	(3.8)	(1.5)	(5.6)	(2.4)
Net (loss) income attributable to SPAR Group, Inc.	$(1.8)	(0.7)%	$3.4	1.5%

Results of operations for the year ended December 31, 2021, compared to the year ended December 31, 2020.

Net Revenues

Net revenues for the year ended December 31, 2021, were $255.7 million compared to $230.5 million for the year ended December 31, 2020, an increase of $25.2 million or 10.9%. The Domestic segment contributed an increase of $8.2 million and the International segment contributed an increase of $17.0 million year over year.

Domestic net revenues totaled $100.3 million and $92.1 million at December 31, 2021 and 2020, respectively. The increase of $8.2 million or 8.9% is primarily attributable to post-pandemic recovery and project growth.

International net revenues totaled $155.4 million for the year ended December 31, 2021, compared to $138.4 million for the year ended December 31, 2020, an increase of $17.0 million or 12.3%. The increase in 2021 International net revenues was primarily driven by post-pandemic recovery from 2020. Every country with the exception of Mexico and India enjoyed higher revenue comparing to 2020. See Note 12 to the Company's Consolidated Financial Statements – Segment Information, below.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 81.4% of net revenue for the year ended December 31, 2021 compared to 80.4% of net revenues for the year ended December 31, 2020.

Domestic cost of revenue as a percent of net revenue was 81.4% and 78.5% for the years ended December 31, 2021 and 2020, respectively. The increase in cost was driven by pressure of higher labor costs and unfavorable mix of project work.

International cost of revenue as a percent of net revenue was 81.4% and 81.6% for the years ended December 31, 2021 and 2020, respectively. The International cost of revenue percentage decrease of 0.2% percentage point was primarily due to margin improvements in Mexico, India, and Brazil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $41.3 million, or 16.1% of net revenue, and approximately $33.3 million, or 14.5% of net revenue for the years ended December 31, 2021 and 2020, respectively. In 2021, the Company recorded a one-time expense of $4.5 million relating to the CIC Agreement. See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions Domestic Related Party Services (including Change of Control, Voting and Restricted Stock Agreement), below. Excluding the one-time CIC Agreement expenses, year-over-year increase was 10.2%; the increases in costs is in an effort to normalize operations post-pandemic as well as preparing for future growth and remained flat as % of net revenue.

Domestic selling, general and administrative expenses totaled approximately $21.4 million including the one-time CIC Agreement expenses and $16.8 million excluding the one-time CIC Agreement expenses for the year ended December 31, 2021 compared to approximately $16.3 million for the year ended December 31, 2020. The year-over-year increase was driven by the 2021 bonus accrual and cost associated with new executives.

International selling, general and administrative expenses totaled approximately $19.9 million and $17.1 million for the years ended December 31, 2021 and 2020, respectively. The year-over-year increase was driven by post-pandemic business recovery.

Depreciation and Amortization

Depreciation and amortization expense totaled approximately $2.1 million for each of the years ended December 31, 2021 and 2020.

Interest Expense

The Company's interest expense was $585,000 and $690,000 for the years ended December 31, 2021 and 2020, respectively.

The Domestic segment’s interest expense was $624,000 and $651,000 for the years ended December 31, 2021 and 2020, respectively.   The decrease was a result of renegotiating lender financing terms.

The International segment had interest income of ($39,000) in 2021 versus interest expense of $40,000 in 2020. The International segment's 2021 net interest income was primarily due to expenses being offset by income generated from cash balance in banks.

Other Income and Expenses

Other income and expenses was a credit of $510,000 for the year ended December 31, 2021, versus a credit of $242,000 for the years ended December 31, 2020.

Income Tax

The income tax expense for the years ended December 31, 2021 and 2020 was $2.1 million and $312,000, respectively. In 2021, our effective income tax rate varied from the U.S. federal statutory rate primarily as a result of mix of income and impact of higher foreign tax rates, as well as the incremental tax expense associated with the global intangible low-taxed income inclusion under the Tax Cuts and Jobs Act of 2017. The 2020 lower tax was driven by the release of $2.1 million of the valuation allowance related to Brazil.

Non-Controlling Interest

Net operating profits from the non-controlling interests, relating to the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to the Company of $3.8 million and $5.6 million for the years ended December 31, 2021 and 2020, respectively.

Net (Loss) Income Attributable to SPAR Group, Inc.

The Company reported a net loss attributable to the Company of $1.8 million for the year ended December 31, 2021, or a loss of $0.08 per basic and diluted shares, compared to net income of $3.4 million for the year ended December 31, 2020, or income of $0.16 per basic and diluted share, based on basic and diluted shares outstanding of 21.3 million for both basic and diluted shares at December 31, 2021, and 21.1 and 21.2 million at December 31, 2020, respectively.

Liquidity and Capital Resources

For the years ended December 31, 2021 and 2020, the Company had pre-tax net income before taxes of $4.1 million and $9.3 million, respectively.

Net cash provided by operating activities was $2.6 million and $8.8 million for the years ended December 31, 2021 and 2020, respectively. The year-over-year decrease in net cash provided by operating activities was primarily due to significant increase in accounts receivable due to revenue growth.

Net cash used in investing activities for the years ended December 31, 2021 and 2020, was $1.7 million and $1.6 million, respectively. The net cash used in investing activities was attributable to capitalization of internal use software.

Net cash provided by financing activities for the year ended December 31, 2021 was approximately $1.3 million compared to $131,000 in 2020. The year-over-year increase in net cash provided by financing activities during 2021 was primarily due to increase in net borrowing on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in a decrease in cash and cash equivalents for the year ended December 31, 2021 of approximately $2.5 million.

At December 31, 2021, the Company had net working capital of $22.1 million, as compared to net working capital of $23.6 million at December 31, 2020. The Company's current ratio was 1.4 and 1.6 at December 31, 2021 and December 31, 2020, respectively.

Credit Facilities

The Company is a party to various domestic and international credit facilities. See Note 4 to the Company's Consolidated Financial Statements – Credit Facilities, below.

These various domestic and international credit facilities require compliance with their respective financial covenants. During 2021, the Company was in compliance with all other financial covenants, other than the credit facility with Fifth Third bank for Resource Plus of which the Company had no outstanding balance at December 31, 2021.

Management believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing operations over the next year. However, delays in collection of receivables due from any of the Company's major clients, a significant reduction in business from such clients, or a negative economic downturn resulting from the continuing impact of the COVID-19 pandemic, could have a material adverse effect on the Company's business, cash resources and ongoing ability to fund operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See Item 15 – Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

All information that was required to be disclosed under an 8-K during the fourth quarter of 2021 was disclosed.

Item 9A. Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act of 1934, as amended (the "Exchange Act"). Management has designed such internal control over financial reporting by the Company to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2021.

Management's Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that the Company's current disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

[None.]

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Reference is made below to SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held in May of 2022, as and when filed with the SEC, which SGRP plans to file pursuant to Regulation 14A in April of 2022, but not later than 120 days after the end of the Company's 2021 fiscal year (the "2022 Proxy Statement"), For clarity (and without limitation), information appearing in the sections in such 2022 Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth under the captions "The Board of Directors of the Corporation", "Executives and Officers of the Corporation", "Security Ownership of Certain Beneficial Owners and Management" and "Corporate Governance" in the 2022 Proxy Statement.

Item 11. Executive Compensation

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation, Directors and Other Information", "Executive Compensation, Equity Awards and Options" and "Compensation Plans" in the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation, Equity Awards and Options" and "Compensation Plans" in the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth under the caption "Transactions with Related Persons, Promoters and Certain Control Persons" in the 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth under the caption "PROPOSAL 2 - RATIFICATION, ON AN ADVISORY BASIS, OF THE APPOINTMENT OF BDO USA, LLP AS THE COMPANY'S PRINCIPAL INDEPENDENT ACCOUNTANTS" in the 2022 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.     Index to Financial Statements filed as part of this report:

2.     Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2021 and 2020	F-35

3.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of SPAR Group, Inc. (referred to therein under its former name of PIA Merchandising Services, Inc.), as amended, incorporated by reference to the Corporation’s Registration Statement on Form S-1 (Registration No. 33-80429), as filed with the SEC on December 14, 1995, and the Certificate of Amendment filed with the Secretary of State of the State of Delaware on July 8, 1999 (which, among other things, changes the Corporation’s name to SPAR Group, Inc.), (incorporated by reference to Exhibit 4.1 to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-80429) as filed with the SEC on April 2, 2021).

3.2

Certificate of Designation of Series "A" Preferred Stock of SPAR Group, Inc., as of March 28, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 31, 2008).

3.3	Certificate of Elimination of the Certificate of Designation of Series "A" Preferred Stock of SPAR Group, Inc., adopted as of January 25, 2022 (incorporated by reference to Exhibit 3.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

3.4	Certificate of Designation of Series “B” Convertible Preferred Stock of SPAR Group, Inc., adopted January 25, 2022 (incorporated by reference to Exhibit 3.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

3.5	Amended and Restated By-Laws of SPAR Group, Inc., as adopted, restated, effective and dated January 18, 2019 and as further amended through January 25, 2022 (incorporated by reference to Exhibit 3.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

3.6	Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc., adopted, restated, effective and dated August 12, 2020, (incorporated by reference to Exhibit 3.4 to the First Amendment to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on April, 29, 2021 ("SGRP's 2020 Annual Report Amendment").

3.7	Charter of the Compensation Committee of the Board of Directors of SPAR Group, Inc., Amended, Restated and Dated (as of) August 11, 2020, (incorporated by reference to Exhibit 3.5 to the First Amendment to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on April, 29, 2021 ("SGRP's 2020 Annual Report Amendment").

3.8	Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc., Dated (as of) April 23, 2020 and As Amended through March 18, 2021, (incorporated by reference to Exhibit 3.6 to the First Amendment to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on April, 29, 2021 ("SGRP's 2020 Annual Report Amendment").

3.09

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

3.12	SGRP 2018 Stock Repurchase Program as approved by SGRP's Audit Committee and adopted by its Board of Directors on November 10, 2017 and ratified on March 14, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

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

4.5	Summary Description and Prospectus dated August 24, 2009, respecting the SPAR Group, Inc. 2008 Stock Compensation Plan, as amended (incorporated by reference to Exhibit 99(a)(1)(G) to SGRP's SC TO-I).

10.1	2021 Stock Compensation Plan of SPAR Group, Inc., effective as of August 12, 2021 (incorporated by reference to Appendix A to the Corporation’s Definitive Proxy Statement filed with the SEC on July 13, 2021).

10.2	2020 Stock Compensation Plan of SPAR Group, Inc., effective as of January 19, 2021 (incorporated by reference to Annex B to the Corporation’s Definitive Proxy Statement filed with the SEC on December 10, 2020).

10.3	2018 Stock Compensation Plan of SGRP, effective as of May 2, 2018 (incorporated by reference to Annex A to SGRP's Definitive Proxy Statement filed with the SEC on April 18, 2018).

10.4	2008 Stock Compensation Plan, effective as of May 29, 2008, and as amended through May 28, 2009 (the "SGRP 2008 Plan") (incorporated by reference to SGRP's Current Report on Form 8-K dated June 4, 2009, as filed with the SEC on June 4, 2009).

10.5	2000 Stock Option Plan, as amended through May 16, 2006 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the SEC on November 14, 2006).

10.6	Inducement RSU Contract, between SPAR Group, Inc. and William Linnane, dated August 2, 2021 (as filed herewith).

10.7	Inducement RSU Contract, between SPAR Group, Inc. and Ron Lutz, dated August 2, 2021 (as filed herewith).

10.8	Inducement Nonqualified Stock Option Contract, between SPAR Group, Inc. and Mike Matacunas, dated February 22, 2021 (incorporated by reference to Exhibit 4.5 to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-80429) as filed with the SEC on April 2, 2021).

10.9	Inducement RSU Contract, between SPAR Group, Inc. and Mike Matacunas, dated February 22, 2021 (as filed herewith).

10.10	Inducement Nonqualified Stock Option Contract, between SPAR Group, Inc. and Fay DeVriese, dated August 31, 2020 (incorporated by reference to Exhibit 4.4 to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-80429) as filed with the SEC on April 2, 2021).

10.11	SGRP 2018 Stock Repurchase Program as approved by SGRP's Audit Committee and adopted by its Board of Directors on November 10, 2017 and ratified on March 14, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018).

10.12	2001 Employee Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's annual stockholders meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.13	2001 Consultant Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.14	Consulting Agreement dated January 27, 2022, effective February 1, 2022, between SGRP and Thenablers, Ltd., which is wholly owned by and will provide certain consulting services from Panagiotis ("Panos") N. Lazaretos (who retired as a SGRP director effective January 25, 2022) to SGRP regarding global sales and new markets’ expansion (incorporated by reference to Exhibit 10.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

10.15	Consulting Agreement dated January 25, 2022, and effective January 26, 2022, between SGRP and James R. Brown, Sr. (who retired as a SGRP director effective January 25, 2022) (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

10.16	Change of Control, Voting and Restricted Stock Agreement, effective January 28, 2022, by and among SGRP, Robert G. Brown, William H. Bartels, SPAR Administrative Services, Inc., a Nevada corporation, and SPAR Business Services, Inc., a Nevada corporation (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

10.17	Amended and Restated Change of Control Severance Agreement (the “CICSA”) between SPAR Group, Inc. (“SGRP”) and Fay DeVriese made and entered into effective as of August 13, 2021 (incorporated by reference to Exhibit 10.1 to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on November 15, 2021).

10.18	Change of Control Severance Agreement between SGRP and William Linnane dated as of July 12, 2021 (as filed herewith).

10.19	Change of Control Severance Agreement between SGRP and Ron Lutz dated as of July 12, 2021 (as filed herewith).

10.20	Change of Control Severance Agreement by and among SPAR Group, Inc., SPAR Marketing Force, Inc. and Mike Matacunas dated as of January 26, 2021 (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on February 16, 2021).

10.21	First Amendment to Amended and Restated Change in Control Severance Agreement between Kori G. Belzer and SGRP dated as of November 8, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.22	Amended and Restated Change in Control Severance Agreement between Kori G. Belzer and SGRP, dated as of September 5, 2017 (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.23	First Amendment to Amended and Restated Change in Control Severance Agreement between Lawrence David Swift and SGRP dated as of November 8, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.24	Amended and Restated Change in Control Severance Agreement between Lawrence David Swift and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.5 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.25	Trademark License Agreement dated as of July 8, 1999, by and between SPAR InfoTech, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.26

Trademark License Agreement dated as of July 8, 1999, by and between SPAR Marketing Services, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.27	Business Manager Agreement (re joint ownership of certain software) dated as of July 8, 1999, among SPAR Business Services, Inc. (f/k/a SPAR Marketing Services, Inc.), SPAR InfoTech, Inc., and SPAR Marketing Force, Inc.(incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.28	Joint Venture Agreement dated as of September 13, 2016, by and between JK Consultoria Empresarial Ltda.-ME, a limitada formed under the laws of Brazil, Earth Investments, LLC, a Nevada limited liability company, and SGRP Brasil Participações Ltda., a limitada formed under the laws of Brazil (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

10.29	Joint Venture Contract dated July 4, 2014, among SPAR China Inc., established and existing under the laws of Hong Kong, Wedone Shanghai, Co., Ltd., organized and existing under the laws of P.R. China, Shanghai Gold Pack Investment Management Co., Ltd., organized and existing under the laws of P.R. China, and XU Gang, an Australian citizen (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on April 17, 2017).

10.30	Joint Venture Agreement dated as of September 3, 2012, by and between Combined Manufacturers National (Pty) Ltd and SGRP Meridian (Pty) Ltd, respecting SGRP's additional consolidated subsidiary in South Africa (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

10.31	Joint Venture Agreement dated as of August 30, 2012, by and between National Merchandising of America, Inc., a Georgia corporation, SPAR NMS Holdings, Inc., a Nevada corporation and consolidated subsidiary of SGRP, and National Merchandising Services, LLC, a Nevada limited liability company and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2012).

10.32	Joint Venture Agreement dated as of August 2, 2011, by and among Todopromo, S.A. de C.V., Sepeme, S.A. de C.V., Top Promoservicios, S.A. de C.V., Conapad, S.C., Mr. Juan Francisco Medina Domenzain, Mr. Juan Francisco Medina Staines, Mr. Jorge Carlos Medina Staines, Mr. Julio Cesar Hernandez Vanegas, and SPAR Group International, Inc., respecting SGRP's consolidated subsidiary in Mexico (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

10.33

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

10.35	Asset Purchase Agreement dated as of March 15, 2013, between Market Force Information, Inc., a Delaware corporation, and SPAR Marketing Force, Inc., a Nevada corporation and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on March 20, 2013).

10.36

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

10.38

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

10.39	$100,000.00 secured Promissory Note from SMF to Richard Justus dated as of January 1, 2018 (the "Resource Justus Note") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.40	Securities Pledge and Escrow Agreement securing the Resource Justus Note between SMF and Richard Justus dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.41	Executive Officer Employment Terms and Severance Agreement between RPI and Richard Justus dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.42	Stock Purchase Agreement as of October 13, 2017, by and between SMF, as buyer, and Richard Justus, as seller (the "Resource Justus SPA") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.43	Guaranty of the Resource Paulk Note by SPAR Group, Inc. ("SGRP"), in favor of Joseph L. Paulk dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.44	$2,600,000.00 secured promissory note from SMF to Joseph L. Paulk dated as of January 1, 2018 (the "Resource Paulk Note") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.45	Securities Pledge and Escrow Agreement securing the Resource Paulk Note between SMF and Joseph L. Paulk dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.46

Stock Purchase Agreement as of October 13, 2017, by and between the SPAR Marketing Force, Inc. ("SMF"), as buyer and Joseph L. Paulk, as seller (the "Resource Paulk SPA") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.47	Collateral Assignment (Security Agreement) (Trademarks) effective: April 10, 2019, from SPAR Trademarks, Inc., to North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.48	Collateral Pledge Agreement dated as of April 10, 2019, by SGRP, the US NM Borrower and SPAR Acquisition, Inc., in favor of North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.49	Corporate Guaranty dated as of April 10, 2019, from the NM Guarantors to North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

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

10.51	Waiver and Modification Agreement entered in as of January 4, 2021, and effective as of December 31, 2020 (the "Modification Agreement"), among North Mill Capital, LLC ("NM"), SPAR Group, Inc. ("SGRP") and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each a "NM Loan Party" and collectively, the "NM Loan Parties" (incorporated by reference to Exhibit 99.1 to SGRP's Current Report on Form 8-K as filed with the SEC on January 11, 2021).

10.52	Second Modification Agreement dated as of March 22, 2021, and effective as of April 1, 2021 (the "Second Modification Agreement"), among North Mill Capital, LLC ("NM"), d/b/a SLR Business Credit, SPAR Group, Inc. ("SGRP") and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each a "NM Loan Party" andcollectively, the "NM Loan Parties") (incorporated by reference to Exhibit 99.1 to SGRP’s Current Report on Form 8-K as filed with the SEC on March 29, 2021).

10.53	US$16.5 million Second Amended and Restated Revolving Credit Master Promissory Note executed and delivered by SMF to NM and dated as of April 1, 2021 (incorporated by reference to Exhibit 99.2 to SGRP’s Current Report on Form 8-K as filed with the SEC on March 29, 2021).

10.54	CDN$1.5 million Second Amended and Restated Revolving Credit Master Promissory Note executed and delivered by SCC to NM and dated as of April 1, 2021 (incorporated by reference to Exhibit 99.3 to SGRP’s Current Report on Form 8-K as filed with the SEC on March 29, 2021).

10.55	Letter of Offer dated September 29, 2011, and General Business Factoring Agreement (undated) between Oxford Funding Pty Ltd and SPARFACTS Pty Ltd (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

10.56	Limited Mutual Release Agreement, dated as of January 18, 2019, among Robert G. Brown, William H. Bartels, Christiaan Olivier, Lorrence T. Kellar, Jack W. Partridge, Arthur B. Drogue and R. Eric McCarthey (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.57	Stipulation of Dismissal, dated as of January 18, 2019 (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.58	Text of Letter to SPAR Group, Inc. ("SGRP"), from the Nasdaq Stock Market, Inc. ("Nasdaq"), dated July 16, 2021 (incorporated by reference to Exhibit 99.1 to SGRP’s Current Report on Form 8-K, as filed with the SEC on July 30, 2021).

10.59	Text of Letter to SPAR Group, Inc. ("SGRP"), from the Nasdaq Stock Market, Inc. ("Nasdaq"), dated June 15, 2021, stating that SGRP no longer complies with Nasdaq's majority independent director and audit committee requirements as set forth in Nasdaq Listing Rule 5605 (incorporated by reference to Exhibit 17.1 to SGRP’s Current Report on Form 8-K, as filed with the SEC on June 22, 2021).

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

21.1	List of Subsidiaries (as filed herewith).

23.1	Consent of BDO USA, LLP (as filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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
Michael R. Matacunas
President and Chief Executive Officer

Dated as of: April 15, 2022

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fay DeVriese and Michael R. Matacunas and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for each of them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Michael R. Matacunas	President, Chief Executive Officer and Director,
Michael R. Matacunas	(Principal Executive Officer)
Dated as of: April 15, 2022

Robert G. Brown	Director
Robert G. Brown
Dated as of: April 15, 2022

/s/ Sean M. Whelan	Director
Sean M. Whelan
Dated as of: April 15, 2022

/s/ Michael Wager	Director
Michael Wager
Dated as of: April 15, 2022

/s/William H. Bartels	Director
William H. Bartels
Dated as of: April 15, 2022

/s/Peter W. Brown	Director
Peter W. Brown
Dated as of: April 15, 2022

/s/ Fay DeVriese	Chief Financial Officer,
Fay DeVriese	Treasurer and Secretary (Principal Financial and Accounting Officer)
Dated as of: April 15, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of the Directors

SPAR Group, Inc. and Subsidiaries

Auburn Hills, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. (the "Company") and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets

As described in Note 5 to the consolidated financial statements, the Company has recorded net deferred tax assets of $4.5 million as of December 31, 2021. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes and recognition of deferred tax assets and liabilities.

We identified accounting for income taxes, specifically the evaluation of the realizability of certain deferred tax assets, as a critical audit matter. Assessing the realizability of deferred tax assets involves significant judgment and subjective evaluation of assumptions in scheduling the utilization of future net operating losses in the respective jurisdiction. Auditing these elements involved especially complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the need to involve personnel with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the Company's assessment of applicable tax regulations and testing the calculation of the provision, including the completeness and accuracy of the underlying data;
●

Utilizing personnel with specialized knowledge and skills in income taxes, including jurisdictional knowledge and international tax laws and regulation, to assist in the application of these regulations to the Company’s tax positions and evaluation of the realizability of recorded deferred tax assets; and

●

Assessing the reasonableness and the appropriateness of management’s judgment of all available positive and negative evidence used to support realization of deferred tax assets of the Company and management’s plans.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Troy, Michigan

April 15, 2022

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Net revenues	$255,719	$230,517
Cost of revenues	208,197	185,329
Gross profit	47,522	45,188
Selling, general and administrative expense	36,778	33,336
Majority stockholders change of control agreement	4,478	-
Depreciation and amortization	2,083	2,130
Operating income	4,183	9,722
Interest expense, net	585	690
Other (income) expense, net	(510)	(242)
Income before income tax expense	4,108	9,274

Income tax expense	2,108	312
Net income	2,000	8,962
Less: Net (income) attributable to non-controlling interest	(3,779)	(5,595)
Net (loss) income attributable to SPAR Group, Inc.	$(1,779)	$3,367
Basic (loss) income per common share attributable to SPAR Group, Inc.	$(0.08)	$0.16
Diluted (loss) income per common share attributable to SPAR Group, Inc.	$(0.08)	$0.16
Weighted average common shares – basic	21,266	21,110
Weighted average common shares – diluted	21,266	21,155

Net income	$2,000	$8,962
Other comprehensive (loss):
Foreign currency translation adjustments	(3,724)	(1,835)

Comprehensive (loss) income	(1,724)	7,127
Less: Comprehensive (income) attributable to non-controlling interest	(1,170)	(4,057)
Comprehensive (loss) income attributable to SPAR Group, Inc.	$(2,894)	$3,070

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$13,473	$15,972
Accounts receivable, net	54,171	46,914
Prepaid expenses and other current assets	4,382	3,631
Total current assets	72,026	66,517

Property and equipment, net	2,929	2,795
Operating lease right-of-use assets	1,781	2,900
Goodwill	4,166	3,760
Intangible assets, net	2,295	2,255
Deferred income taxes	4,468	4,201
Other assets	1,351	1,601
Total assets	$89,016	$84,029

Liabilities and equity
Current liabilities:
Accounts payable	$8,943	$7,859
Accrued expenses and other current liabilities	22,031	18,745
Due to affiliates	3,270	3,775
Customer incentives and deposits	3,901	1,799
Lines of credit and short-term loans	11,042	9,329
Current portion of operating lease liabilities	1,019	1,398
Total current liabilities	50,206	42,905
Operating lease liabilities, less current portion	762	1,502
Long-term debt	700	1,000
Total liabilities	51,668	45,407

Commitments and contingencies

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598 Issued and authorized at December 31, 2021 and 2020 and None outstanding at December 31, 2021 and December 31, 2020	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000 Issued shares and outstanding – 21,320,414– December 31, 2021 and 21,122,312– December 31, 2020	213	211
Treasury stock, at cost 1,697 shares – December 31, 2021 and December 31, 2020	(104)	(2)
Additional paid-in capital	17,231	16,645
Accumulated other comprehensive loss	(5,028)	(3,913)
Retained earnings	7,439	9,218
Total SPAR Group, Inc. equity	19,751	22,159
Non-controlling interest	17,597	16,463
Total equity	37,348	38,622
Total liabilities and equity	$89,016	$84,029

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Interest	Equity

Balance at January 1, 2020	21,102	$211	2	$(2)	$16,511	$(3,616)	$5,851	$12,406	$31,361

Share-based compensation	–	–	–	–	136	–	–	–	136
Exercise of stock options	20	–	–	–	(2)	–	–	–	(2)
Other comprehensive (loss)	–	–	–	–	–	(297)	–	(1,538)	(1,835)
Net income	–	–	–	–	–	–	3,367	5,595	8,962
Balance at December 31, 2020	21,122	211	2	(2)	16,645	(3,913)	9,218	16,463	38,622

Share-based compensation	–	–	–	–	711	–	–	–	711
Exercise of stock options	198	2	–	–	(125)	–	–	–	(123)
Other changes to non-controlling interest	–	–	–	–	–	–	–	4	4
Director liability settlement	–	–	52	(102)	–	–	–	–	(102)
Distribution to non-controlling investors	–	–	–	–	–	–	–	(40)	(40)
Other comprehensive (loss)	–	–	–	–	–	(1,115)	–	(2,609)	(3,724)
Net (loss) income	–	–	–	–	–	–	(1,779)	3,779	2,000
Balance at December 31, 2021	21,320	$213	54	$(104)	$17,231	$(5,028)	$7,439	$17,597	$37,348

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net income	$2,000	$8,962
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,083	2,130
Amortization of operating lease assets	1,120	2,048
Bad debt, net	128	330
Deferred income tax expense (benefit)	(267)	(654)
Share based compensation	711	136
Majority stockholders change of control agreement	4,478	-
Changes in operating assets and liabilities:
Accounts receivable, net	(7,305)	2,135
Prepaid expenses and other assets	(510)	(3,833)
Accounts payable	1,095	(1,316)
Operating lease liabilities	(1,120)	(2,048)
Accrued expenses, other current liabilities and customer incentives and deposits	216	911
Net cash provided by operating activities	2,629	8,801
Investing activities
Purchases of property and equipment and capitalized software	(1,722)	(1,600)
Net cash used in investing activities	(1,722)	(1,600)
Financing activities
Borrowings under line of credit	77,200	61,398
Repayments under line of credit	(75,451)	(60,932)
Payments related to stock options exercised	(123)	(2)
Payments on term debt	(300)	(333)
Net cash provided by financing activities	1,326	131

Effect of foreign exchange rate changes on cash	(4,732)	(1,818)
Net (decrease) increase in cash and cash equivalents	(2,499)	5,514
Cash and cash equivalents at beginning of year	15,972	10,458
Cash and cash equivalents at end of year	$13,473	$15,972

Supplemental disclosure of cash flows information
Cash Transactions:
Interest paid	$701	$736
Income taxes paid	$2,219	$1,292

Non-cash Transaction:
Treasury shares from director liability settlement	$102	$-

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business

SPAR Group (the "Company", "We", "Our") is a leading global merchandising and brand marketing services company, providing a broad range of services to retailers, consumer goods manufacturers and distributors around the world. With more than 50 years of experience, a network of approximately 25,000 merchandising specialists' around the world working during the year, more than 11 million hours in store per year, and long-term relationships with some of the world’s leading businesses, we provide specialized capabilities across 9 countries and 5 continents. Our unique combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates us from the competition.

The Company operates under two (2) divisions: Domestic and International. The Domestic division is comprised of all operations within the United States. The International division is a consolidation of all other operations and joint ventures.

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

Immaterial Revisions

Subsequent to the issuance of the Company’s December 31, 2020 consolidated financial statements,  the following errors in the 2020 consolidated financial statements were identified:

1) the Company’s 2020 allocation of income (loss) between domestic and foreign income in the income before income taxes table within the Income Taxes footnote in the 2020 consolidated financial statements was incorrect.  The table has been corrected to allocate $615,000 of losses from Foreign to Domestic pre-tax income (loss) for 2020. Corresponding adjustments have been made within Notes 5 – Income Taxes and 12 - Segment Information within the reported balances for United States and International income before income taxes and net income disclosures.

2) the Company’s 2020 deferred tax inventory table of the Income Taxes footnote in the 2020 consolidated financial statements was incorrect. As a result, deferred tax assets from net operating loss carry forwards as of December 31, 2020, were understated by $2.4 million, and other foreign deferred tax assets, i.e., accrued payroll, payroll taxes payable and allowance for doubtful accounts and other receivable, were also understated by approximately $600,000, while the Company’s foreign subsidiaries deferred tax asset was overstated by $3.0 million. The correction relates primarily to the Company’s Brazil subsidiary.  In addition, the Company’s deferred tax table overstated deferred tax assets and liabilities related to right to use assets and liabilities in the amount of $2.3 million.  See Note 5 for further details.

3) the Company’s 2020 supplemental disclosure of cash flows information within the Consolidated Statements of Cash Flows in the 2020 consolidated financial statements incorrectly stated that income taxes paid were $184,000, instead of $1.2 million.

4) the Company’s presentation of borrowings and payments under its revolving line of credit in the Consolidated Statement of Cash Flows was incorrect.  The Company disclosed the borrowings on the line of credit net of proceeds and repayments, whereas the balance should be reported on a gross basis for proceeds and repayments.  The Company has determined the correction is applicable for the year ended December 31, 2020, the three-month periods ended March 31, 2021 and March 31, 2020, the six-month periods ended June 30, 2021 and June 30, 2020, and the nine-month periods ended September 30, 2021 and September 30, 2020.

The Company assessed the materiality of the errors above considering both the qualitative and quantitative factors and determined that the adjustments are not material as of and for the three-month periods ended March 31, 2021 and 2020, the six-month periods ended June 30, 2021 and 2020, the nine-month periods ended September 30, 2021 and 2020, and the year ended December 31, 2020.

The effect of the revisions on the Company’s previously issued Consolidated Statements of Cash Flows for the year ended December 31, 2020 are as follows:

	Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Revised
Cash flows from financing activities
Net Borrowing on lines of credit	$466	$(466)	$-
Borrowings under line of credit	-	61,398	61,398
Repayments under line of credit	-	(60,932)	(60,932)

	Year Ended December 31, 2020
Supplemental disclosure of cash flows information	As Previously Reported	Adjustments	As Revised
Income taxes paid	$184	$1,108	$1,292

The effects of the revisions on the line items within the Company’s consolidated statements of cash flows for the three-month periods ended March 31, 2021 and 2020, six-month periods ended June 30, 2021 and 2020, and nine-month periods ended September 30, 2021 and 2020 are as follows:

	Three Months Ended March 30, 2021			Three Months Ended March 30, 2020
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cash flows from financing activities
Net Borrowing on lines of credit	$3,646	$(3,646)	$-	$1,786	$(1,786)	$-
Borrowings under line of credit	-	15,715	15,715	-	14,868	14,868
Repayments under line of credit	-	(12,069)	(12,069)	-	(13,082)	(13,082)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cash flows from financing activities
Net Borrowing on lines of credit	$2,093	$(2,093)	$-	$(792)	$792	$-
Borrowings under line of credit	-	35,298	35,298	-	28,791	28,791
Repayments under line of credit	-	(33,205)	(33,205)	-	(29,583)	(29,583)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Cash flows from financing activities
Net Borrowing on lines of credit	$4,535	$(4,535)	$-	$3,209	$(3,209)	$-
Borrowings under line of credit	-	58,045	58,045	-	45,150	45,150
Repayments under line of credit	-	(53,510)	(53,510)	-	(41,941)	(41,941)

	Three months ended March 31, 2021

Supplemental disclosure of cash flows information	As previously reported	Adjustments	As revised
Income taxes paid	$44	$506	$550

	Six months ended June 30, 2021

Supplemental disclosure of cash flows information	As previously reported	Adjustments	As revised
Income taxes paid	$238	$1,100	$1,338

	Nine months ended September 30, 2021

Supplemental disclosure of cash flows information	As previously reported	Adjustments	As revised
Income taxes paid	$275	$1,547	$1,822

These immaterial adjustments had no effect on the consolidated balance sheets, statements of operations and comprehensive income and equity for any periods presented.

Accounting for Joint Venture Subsidiaries

For the Company’s less than wholly owned subsidiaries, the Company first analyzes to determine if a joint venture subsidiary is a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has: (i) insufficient equity to permit it to finance its activities without additional subordinated financial support; or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses at each level of the joint venture whether the entity is: (i) a VIE; and (ii) if the Company is the primary beneficiary of the VIE. If it was determined that an entity in which the Company holds an interest qualified as a VIE and the Company was the primary beneficiary, it would be consolidated.

Based on the Company’s analysis for each of its 51% owned joint ventures, the Company has determined that each is a VIE and the Company is the primary beneficiary of that VIE. In addition to its controlling interest, the Company controls the proprietary information technology that is used at and is significant to each joint venture and the Company has the ability to control other key decisions. Accordingly, the Company has the power to direct key activities and the obligation to absorb losses or the right to receive benefits that could be significant and consolidates each joint venture under the VIE rules and reflects the 49% interests in the Company’s consolidated financial statements as non-controlling interests. The Company records these non-controlling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holder based on its economic ownership percentage.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the US (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the amounts disclosed for contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Significant balances subject to such estimates and assumptions include the fair value of assets and liabilities acquired in business combinations, carrying amounts of property and equipment and intangible assets, valuation allowances for receivables, carrying amounts for deferred taxes assets and liabilities, and liabilities incurred from operations and customer incentives.  Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three (3) months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

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

The Company records revenue from contracts with its customers through the execution of a Master Service Agreement (“MSA”) that are effectuated through individual Statements of Work (“SOW” and with the applicable MSA collectively a “Contract”). The MSAs generally define the financial, service, and communication obligations between the client and SPAR while the SOWs state the project objective, scope of work, time frame, rate and driver in which SPAR will be paid. Only when the MSA and SOW are combined as a Contract can all five (5) revenue standard criteria be met. The Company integrates a series of tasks promised within these Contracts into a bundle of services that represent the combined performance obligation of Merchandising Services. Such Merchandising Services are performed over the duration of the SOW. Most Merchandising Services are performed on a daily, weekly or monthly basis. Revenue from Merchandising Services are recognized as the services are performed based on a rate-per-driver basis (per hour, store visit or unit stocked) with services delivered as they are consumed.

All of the Company’s Contracts with customers have a duration of one (1) year or less, with over 90% being completed in less than 30 days, and revenue is recognized as services are performed. Given the nature of the Company’s business, how the Contracts are structured and how the Company is compensated, the Company has elected the right-to-invoice practical expedients method allowed under the revenue standard.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Unbilled Accounts Receivable

Unbilled accounts receivable represents services performed but not billed and are included as accounts receivable.

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $564,000 and $563,000 at December 31, 2021, and 2020, respectively. Bad debt expense was $128,000 and $330,000 for the years ended December 31, 2021 and 2020, respectively.

Leases

The Company’s Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have an implicit borrowing rate, the Company’s incremental borrowing rate is based on the information available at commencement date in determining the present value of lease payments. Leases may include options allowing the Company at its sole discretion to extend or terminate the lease, and when it is reasonably certain that those options will be exercised, the Company will include those periods in the lease term. Variable costs, such as payments for insurance and tax payments, are expensed when the obligation for those payments is incurred.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three (3) to seven (7) years for equipment, three (3) to seven (7) years for furniture and fixtures and three (3) to five (5) years for capitalized software costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method, which have useful lives ranging from three (3) to fifteen (15) years. Maintenance and minor repairs are charged to expense as incurred. Depreciation expense for both years ended  December 31, 2021 and 2020 (including amortization of capitalized software as described below) was $2.1 million.

Internal Use Software Development Costs

The Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include (but are not limited to) the cost to purchase software, the cost to write program code, payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to the Company’s software development projects. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. Capitalized software development costs are amortized over three (3) years on a straight-line basis.

The Company capitalized $1.2 million of costs related to software developed for internal use in 2021 and $1.0 million in 2020, respectively. The Company recognized approximately $1.2 million of amortization of capitalized software for the years ended December 31, 2021 and 2020.

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

Goodwill is subject to annual impairment tests and interim impairment tests if impairment indicators are present. The impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If it is determined that it is more likely than not, or if the Company elects not to perform a qualitative assessment, the Company proceeds with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. The Company has determined that a quantitative goodwill impairment test was only considered necessary for one of the domestic reporting units, as of December 31, 2021 and 2020. Based on the results of this test, no impairment loss was recognized. However, due to the narrow margin of passing the Step 1 goodwill impairment testing for 2021 within the Resource Plus reporting unit, there is potential for a partial or full impairment of the goodwill value in 2022 if the projected operational results are not achieved. One of the key assumptions for achieving the projected operational results includes revenue growth. As of December 31, 2021, the Resource Plus reporting unit had a goodwill carrying value of $1,962.

Accounting for Share Based Compensation

The Company measures all employee share-based compensation awards using a fair value method and records the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended  December 31, 2021 and 2020 was $711,000 and $136,000, respectively.

Fair Value Measurements

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The generally accepted accounting principles fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three (3) categories:

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

If the inputs used to measure the fair value fall within different levels of the hierarchy, the fair value is determined based upon the lowest level input that is significant to the fair value measurement. Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated the fair values (Level 1) at December 31, 2021 and 2020. The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level 2).

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

The calculation of income taxes involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step involves evaluating the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step involves estimating and measuring the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. The Company’s evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

Translation of Foreign Currencies

The financial statements of the foreign entities consolidated into the Company’s consolidated financial statements were translated into United States dollar equivalents at exchange rates as follows: Balance sheet accounts for assets and liabilities were converted at year-end rates, equity at historical rates and income statement accounts at average exchange rates for the year. The resulting translation gains and losses are reflected in accumulated other comprehensive income or loss in the consolidated statements of equity.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

Recently Adopted

In December 2019, the FASB issued ASU 2019-12 simplifying various aspects related to the accounting for income taxes. The guidance removes exceptions to the general principles in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. There was no material impact for the adoption of ASU 2019-12.

Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses.” Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 is effective as of January 1, 2020, although in November 2019, the FASB delayed the effective date until fiscal years beginning after December 15, 2022 for SEC filers eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company qualifies as a smaller reporting company under the SEC’s definition. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 on its consolidated balance sheets, statements of operations, statements of cash flows and related disclosures.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information (in thousands)

	December 31,
Accounts receivable, net, consists of the following:	2021	2020

Trade	$44,424	$37,502
Unbilled	8,168	7,369
Non-trade	2,143	2,606
	54,735	47,477
Less allowance for doubtful accounts	(564)	(563)
Accounts receivable, net	$54,171	$46,914

	December 31,
Property and equipment consist of the following:	2021	2020

Equipment	$4,741	$4,322
Furniture and fixtures	2,319	2,307
Leasehold improvements	351	326
Capitalized software development costs	15,823	14,680
	23,234	21,635
Less accumulated depreciation and amortization	(20,305)	(18,840)
Property and equipment, net	$2,929	$2,795

	United States	International	Total
Goodwill:
Balance December 31, 2019	$3,150	$634	$3,784
Change in goodwill due to impact of foreign currency	–	(24)	(24)
Balance December 31, 2020	$3,150	$610	$3,760
Purchase of interest in subsidiary	–	394	394
Change in goodwill due to impact of foreign currency	–	12	12
Balance December 31, 2021	$3,150	$1,016	$4,166

	December 31,
Intangible assets consist of the following:	2021	2020

Customer contracts and lists	$3,362	$2,731
Trade names	900	900
Patents	870	870
Non-compete	520	520
	5,652	5,021
Less accumulated amortization	(3,357)	(2,766)
Intangible assets, net	$2,295	$2,255

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information (continued)

The Company is amortizing its intangible assets of $5.7 million over lives ranging from 5 to 25 years. Amortization expense for the years ended  December 31, 2021 and 2020 was approximately $494,000 and $476,000, respectively. The annual amortization for each of the following years succeeding December 31, 2021 is summarized as follows:

Year	Amount
2022	472
2023	333
2024	272
2025	186
2026	186
Thereafter	846
Total	$2,295

	December 31,
Accrued expenses and other current liabilities:	2021	2020

Taxes payable	$2,397	$6,053
Accrued salaries and wages	8,082	7,632
Accrued accounting and legal expenses	1,251	1,389
Litigation settlement (Director Retirement)	–	650
Accrued third party labor	1,927	1,795
Majority stockholders change of control agreement	4,478	-
Other	3,896	1,226
Accrued expenses and other current liabilities	$22,031	$18,745

4. Credit Facilities

Domestic Credit Facilities

North Mill Capital Credit Facility

The Company has a secured revolving credit facility in the United States and Canada (the “NM Credit Facility”) with North Mill Capital, LLC, d/b/a SLR Business Credit (“NM”).

In order to obtain, document and govern the NM Credit Facility for Spar Group, Inc. (“SGRP”) and certain of its direct and indirect subsidiaries in the United States and Canada, entered into individual 18-month Loan and Security Agreements with NM dated as of April 10, 2019. The revolving credit facility requires the Company to maintain a lockbox whereby all cash remittances from SMF (as defined below) and customers are applied to reduce the borrowings. As such, the line of credit is classified as a current obligation in the consolidated balance sheets.

On January 5, 2021, the Company and NM entered into an agreement as of January 4, 2021, and effective as of December 31, 2020 (the “Second Modification Agreement”), to extend the NM Credit Facility from October 10, 2021 to April 10, 2022, and increased the amounts of the credit facilities to $14.5 (USD) million in the USA and decreased the facility to $1.5 (CDN) million in Canada; in addition the First Modification Agreement increased Spar Marketing Force ( “SMF”) borrowing base availability for unbilled receivables to up to 70% from January 1, 2021 through June 30, 2021, and increased the unbilled cap for SMF to $4.5 (USD) million from $3.9 (USD) million.

The NM Credit Facility as amended by the First Modification Agreement continued to require the Company to pay interest on the loans equal to: (A) Prime Rate designated by Wells Fargo Bank; plus (B) one hundred twenty-five basis points (1.25%) or a minimum of 6.75%. In addition, the Company continues to pay a facility fee to NM of 1.5% for the first $10.5 million loan balance, or $157,500 per year over the term of the agreement, plus a $15,000 one-time fee for each incremental $1 million increase in loan balance up to $14.5 million. Additionally, for the First Modification Agreement, SPAR paid NM a fee of $7,500 and agreed to reimburse NM’s legal and documentation fees.

On March 22, 2021, the Company and NM executed and delivered a Second Modification Agreement effective as of April 1, 2021 (the "Second Modification Agreement"), pursuant to which NM and the Company agreed to extend the NM Loan Agreements from April 10, 2022 to October 10, 2023, and increased the amounts of the credit facilities for SMF to $16.5 (USD) million in the USA while the SCC facility remained at $1.5 (CDN) million in Canada; in addition, the Second Modification Agreement increased SMF’s borrowing base availability for unbilled receivables to up to 70% permanently, and increased the unbilled cap for SMF to $5.5 (USD) million from $4.5 (USD) million. The NM Loan Agreements as amended by the Second Modification Agreement will require the Company to pay interest on the loans equal to: (A) Prime Rate designated by Wells Fargo Bank; plus (B) one hundred twenty-five basis points (1.25%) or a minimum of 5.25%. In addition, the Company continues to pay a facility fee to NM of 0.8% (decreased from 1.5%) for the first $10.5 million loan balance, or $84,000 per year, over the term of the agreement, plus a $15,000 one-time fee for each incremental $1 million increase in loan balance up to $16.5 million. Additionally, the early termination fee has decreased from 1.0% to 0.85% of the advance limit.

On December 31, 2021, the aggregate interest rate was 5.25% per annum, and the outstanding loan balance was $9.7 million with a fair market value of $9.9 million versus 6.75% and $8.3 million with a fair market value of $8.4 million on December 31, 2020. Outstanding amounts are classified as short-term debt.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Company, including, maintaining a positive trailing EBITDA for each Borrower, limits on non-ordinary course payments and transactions, incurring or guarantying indebtedness, increases in executive, officer or director compensation, capital expenditures and other investments. The Company was in compliance of such covenants as of December 31, 2021.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

Fifth Third Credit Facility

One of the Company’s consolidated subsidiaries, Resource Plus of North Florida, Inc. (“Resource Plus”), is a party to a revolving line of credit facility (the “Fifth Third Credit Facility”) from Fifth Third Bank for $3.5 million, with an expiration date of June 16, 2022.

As of December 31, 2021, there was no outstanding balance. Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the applicable loan agreement (principally 80% of “eligible” accounts receivable less certain reserves). The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility required Resource Plus to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined in the applicable loan agreement) per annum; plus (B) two hundred fifty basis points (2.50%). On December 31, 2021, the aggregate interest rate under that formula was 3.6% per annum. The Fifth Third Credit Facility contains a debt service charge coverage ratio financial covenant requiring Resource Plus to maintain a minimum ratio of 1.2 for available cash flow to fixed charges, as defined in the agreement. Resource Plus was in violation of this covenant at December 31, 2021. Fifth Third issued a waiver of default for the Resource Plus' covenant violation as of December 31, 2021 prior to the termination of the facility.

Subsequent to  December 31, 2021, Resource Plus closed the line of credit with Fifth Third Bank on March 11, 2022.  Resource Plus maintained an existing $850,000 cash balance with Fifth Third Bank to be in compliance with their insurance policy.

Resource Plus – Seller Notes

Effective with the closing of the Resource Plus acquisition, it entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts. The annual interest rate was 1.85% and the total balance owed at  December 31, 2021 was approximately $1.0 million.

International Credit Facilities

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $572,000 USD (based upon the exchange rate at December 31, 2021). The facility provides for borrowing based upon a formula, as defined in the applicable loan agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of  December 31, 2021 was $164,000 (Australian) or $118,000 USD and is due on demand, and  December 31, 2020 was $200,000 (Australian) or $154,000 USD, respectively.

SPAR China has secured a loan with Construction Bank, effective June 30, 2021, for 1.0 million Chinese Yuan or approximately $157,000 USD (based upon the exchange rate at December 31, 2021). The loan will expire May 31, 2022. The annual interest rate was 4.25% as of December 31, 2021. There was no outstanding balance with Construction Bank as of December 31, 2021.

SPAR China has secured a loan with People’s Bank of China, effective June 21, 2021, for 1.0 million Chinese Yuan or approximately $157,000 USD (based upon the exchange rate at December 31, 2021). The loan will expire June 7, 2022. The annual interest rate was 3.65% as of December 31, 2021. The outstanding balance with People’s Bank of China as of December 31, 2021 was 1.0 million Chinese Yuan or $157,000 USD and is due on demand.

SPAR China has secured a loan with Industrial Bank, effective December 18, 2020, for 3.0 million Chinese Yuan or approximately $472,000 USD (based upon the exchange rate at December 31, 2021). The loan will expire December 18, 2022. The annual interest rate was 6.0% as of December 31, 2021. The outstanding balance with Industrial Bank as of December 31, 2021 was 3.0 million Chinese Yuan or $472,000 USD and is due on demand,  December 31, 2020 was 3.0 million Chinese Yuan or $460,000 USD, respectively.

SPAR China has secured a loan with Industrial and Commericao Bank of China, effective December 21, 2021, for 2.0 million Chinese Yuan or approximately $315,000 USD (based upon the exchange rate at December 31, 2021). The loan will expire November 4, 2022. The annual interest rate was 4.15% as of December 31, 2021. The outstanding balance with Industrial and Commericao Bank of China as of December 31, 2021 was 2.0 million Chinese Yuan or $315,000 USD and is due on demand.

Effective February 4, 2020, SPAR Todopromo established a line of credit facility with Ve Por Mas for 8.0 million Mexican Pesos or approximately $383,000 USD (based upon the exchange rate at December 31, 2021). The line expires on February 2022. The variable interest rate is the interbank “equilibrium” rate known as the TIIE plus 3.0% resulting in a rate of 7.5% as of December 31, 2021. There was no outstanding balance as of December 31, 2021.

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer for 7.5 million Mexican Pesos, or approximately $359,000 USD (based upon the exchange rate at December 31, 2021) effective May 1, 2021. The revolving line of credit expires May 2022. The variable interest rate is TIIE plus 5.2% resulting in a rate of 9.5% as of December 31, 2021. There was no outstanding balance as of December 31, 2021.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

Summary of the Company’s lines of credit and short-term loans (in thousands):

	Effective Interest Rate as of
Used Availability:	December 31, 2021	2022	2023
USA – North Mill Capital	5.38%	9,680	–
USA – Resource Plus Sellers	1.87%	300	700
Australia – National Australia Bank	6.76%	118	–
China – People’s Bank of China	3.71%	157	–
China – Industrial Bank	6.17%	472	–
China – Industrial and Commercial Bank of China	4.23%	315	–
China – Construction Bank	5.33%	–	–
Mexico – Ve Por Mas	7.76%	–	–
Mexico – Bancomer Bank	9.92%	–	–
Total		$11,042	$700

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	December 31, 2021	December 31, 2020
Unused Availability:
United States, (excluding Resource Plus facility)	$5,319	$10,238
Mexico	743	262
China	157	–
Australia	455	463
Total Unused Availability	$6,674	$10,963

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes

Beginning in 2018, the Tax Cuts and Jobs Act (the “Act”) included two (2) new U.S. corporate tax provisions, the global intangible low-taxed income (“GILTI”) and the base-erosion and anti-abuse tax (“BEAT”). The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. The Company has elected to treat GILTI as a period cost. The Company evaluated the GILTI resulting in a financial statement impact of approximately $400,000 and $350,000 for the year ended December 31, 2021 and December 31, 2020 respectively. The Company is below the three-year average gross receipts threshold for BEAT to apply.

Income (loss) before income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$(5,672)	$603
Foreign	9,780	8,671
Total:	$4,108	$9,274

The income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$-	$473
Foreign	2,438	(218)
State	117	35

Deferred:
Federal	(654)	(81)
Foreign	219	(7)
State	(12)	110
Net expense	$2,108	$312

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (dollars in thousands):

	Year Ended December 31,
	2021	Rate	2020	Rate
Provision for income taxes at federal statutory rate	$863	21.0%	$1,947	21.0%
State income taxes, net of federal benefit	68	1.6%	144	1.6%
Permanent differences	74	1.8%	56	0.6%
Foreign tax rate differential	731	17.8%	112	1.2%
GILTI tax	401	9.7%	344	3.7%
2018 and 2019 impact of high tax exception	-	0.0%	(545)	-5.9%
Brazil Deferred Tax Allowance Release	-	0.0%	(2,158)	-23.3%
Other	(29)	-0.6%	412	4.4%
Net expense	$2,108	51.3%	$312	3.3%

In 2021, our effective income tax rate varied from the U.S. federal statutory rate primarily as a result of mix of income and impact of higher foreign tax rates, as well as the incremental tax expense associated with the global intangible low-taxed income inclusion under the Tax Cuts and Jobs Act of 2017.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

Deferred taxes consist of the following (in thousands):	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$4,144	$3,541
Federal Research and Development Credit	240	240
Deferred revenue	330	–
Accrued payroll	217	445
Payroll taxes payable	100	457
Outside basis in domestic partnership	92	92
Allowance for doubtful accounts and other receivable	93	98
Share-based compensation expense	407	434
Depreciation	156	16
Lease liabilities	453	782
Other	343	315
Valuation allowance	(478)	(397)
Total deferred tax assets	6,097	6,023

Deferred tax liabilities:
Goodwill & Intangible assets of subsidiaries	700	558
Capitalized software development costs	476	482
Right To use assets	453	782
Total deferred tax liabilities	1,629	1,822
Net deferred taxes	$4,468	$4,201

As discussed in Note 2, the following adjustments have been made to the 2020 disclosures: 1) the income before income taxes table has been corrected to allocate $615,000 of losses from Foreign to the Domestic pre-tax income (loss), 2) the deferred taxes inventory table has been corrected as the tax effected net operating loss carry forward deferred tax asset and other foreign deferred tax assets, i.e. accrued payroll, payroll taxes payable and allowance for doubtful accounts and other receivable, were understated by $2.4 million and $0.6 million, respectively, while the Company’s foreign subsidiaries deferred tax asset was overstated by $3.0 million. In addition, the Company’s deferred tax table overstated deferred tax assets and liabilities related to right to use assets and liabilities in the amount of $2.3 million.  There was no impact to the net deferred tax asset and tax expense.  For comparative purposes, the Company’s prior year income tax footnote has been revised to reflect the adjustment to the applicable deferred tax line items.

As of December 31, 2021, the Company’s deferred tax assets were primarily the result of U.S. Net Operating Loss (“NOL”), Brazil NOL and temporary differences. The Company has Federal and State NOL carryforwards of $8.3 million, of which approximately $4.0 million has no expiration date, and the remaining balance, if unused, will expire in years 2026 through 2032. The Company has additional NOL carryforwards of $4.7 million in Brazil and $1.4 million in Australia, all of which has no expiration date. For the year ended December 31, 2020, the Company recorded a net valuation allowance release of $2.1 million (comprising a full-year valuation release related to the Brazil operations), on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, the Company achieved three (3) years of cumulative pretax income in the Brazil federal tax jurisdiction, management determined that there is sufficient evidence to conclude that it is likely that additional deferred taxes are realizable; therefore, the valuation allowance was reduced accordingly.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing net deferred tax assets. For the U.S. based net deferred tax assets, which are approximately $1.9 million, management continues to monitor its operating performance and currently believes that the achievement of the required future taxable income necessary to realize these deferred assets is more likely than not. Key considerations in this assessment includes current tax law that is expected to continue to generate future U.S. taxable income based on the results of our foreign operations (GILTI tax), our expectation of continued improvements in U.S. operating results and the period of time available to generate future taxable income.

A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$13	$8
Current year provision	$29	$5
Removal for tax provisions of prior years	$-	–
Ending balance	$42	$13

Interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

Details of the Company's tax reserves at December 31, 2021, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$42	$14	$13	$69
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$42	$14	$13	$69

In management's view, the Company's tax reserves at December 31, 2021 and 2020, for potential domestic state tax liabilities were sufficient. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. states and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2018 through the present. Foreign entities are subject to tax audits that vary based on jurisdiction. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, addressing the carryback of net operating losses for specific periods, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act, in efforts to enhance business' liquidity, provides for the deferral of the employer-paid portion of social security taxes. As of December 31, 2021, the Company has elected to defer the employer-paid portion of social security taxes of $686,000, which is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. The balance as of December 31, 2020 was $1.3 million.

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

All previous open and potential claims between the Significant Stockholders and the Company have been released mutually upon execution of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement"), as of January 28, 2022.

All prior litigations associated with the Company through SPAR Business Services, Inc., a corporation ("SBS") and its Independent Contractors have been settled and, in most cases, paid to plaintiffs in full. As of December 31, 2021, a $325,000 accrual remained for the final payment of the SBS Clothier Litigation. The litigation was settled on September 20, 2019 for $1.3 million payable in four (4) equal annual installments of $325,000.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

7. Treasury Stock

On December 22, 2020, the Board of Directors of SGRP (the "Board"), authorized SGRP to repurchase up to 500,000 shares of its SGRP Shares pursuant to the 2021 Stock Repurchase Program (the "2021 Stock Repurchase Program"). There were no share repurchases made during the year ended December 31, 2021 and 2020 under this program. The increase in shares in 2021 of 52,000 shares was driven from settlement of Mr. William H. Bartels' obligation for the $100,000 Note with the Company.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

8. Preferred Stock

SGRP's Certificate of Incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP Preferred Stock to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At December 31, 2021 and 2020, no shares of SGRP Series A Preferred Stock were issued and outstanding.

On January 28, 2022, SGRP entered into the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement") with the Majority Stockholders. See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions Domestic Related Party Services (including Change of Control, Voting and Restricted Stock Agreement).

As part of execution of the CIC agreement, on January 25, 2022, the Corporation filed a Certificate of Elimination for its “Certificate of Designation of Series “A” Preferred Stock of SPAR Group, Inc.” (the “Certificate of Elimination”). Pursuant to the Certificate of Elimination, the Series A Preferred Stock was cancelled and withdrawn. As a result, all 3,000,000 shares of the previously authorized Series A Preferred Stock were returned to the Corporation’s authorized “blank check” preferred stock. There were no shares of Series A Preferred Stock outstanding at the time of the cancellation.

Subsequent to filing the Certificate of Elimination, on January 25, 2022, the Corporation filed a “Certificate of Designation of Series “B” Preferred Stock of SPAR Group, Inc.” (the “Preferred Designation”) with the Secretary of State of Delaware, which designation had been approved by the Board on January 25, 2022. The Preferred Designation created a series of 2,000,000 shares of Preferred Stock designated as “Series B Preferred Stock” with a par value of $.01 per share (the “Preferred Stock”). The Preferred Shares do not carry any voting or dividend rights and are convertible into the Common Stock on a 1 for 1.5 basis.

9. Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible domestic employees. The Company made discretionary contributions of $72,000 for both years ended December 31, 2021 and 2020.

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

SPAR's Audit Committee has the specific duty and responsibility to review and approve the overall fairness to the Company and terms of all material related-party transactions and payments. The Audit Committee periodically (often annually) reviewed, in accordance with the Audit Committee Charter, the Ethics Code, the Nasdaq rules and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness to the Company, including pricing, payments to related parties and the ability to provide services at comparable performance levels). The Audit Committee periodically reviews all related party relationships and transactions.

Domestic Related Party Transactions

Change of Control, Voting and Restricted Stock Agreement

Approved by the majority of the Board and the Audit Committee and accepted by the Majority Stockholders defined below on December 31, 2021, and signed and effective January 28, 2022, SGRP entered into the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement"), by and among SGRP, Robert G. Brown, ("Mr. Brown"), William H. Bartels, ("Mr. Bartels"), SPAR Administrative Services, Inc., a corporation ("SAS"), and SPAR Business Services, Inc., a corporation ("SBS"), and collectively with Mr. Brown, Mr. Bartels and SAS, the ("Majority Stockholders") (the "Agreement"). Mr. Bartels and Mr. Brown are Directors of SPAR Company. Mr. Brown was the Chairman of the Board of Directors of SGRP (the "Board"), but ceased holding that position when the 2022 By-Laws became effective on January 25, 2022.

The financial terms of the CIC Agreement to the Majority Stockholders, totaling $4,477,585, consists the following:

a.

The Corporation will issue to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock which are convertible into SGRP Shares subject to the conversion ratio as set forth in the CIC Agreement of 1:1.5 basis, subject to adjustment for a forward or reverse share split, share dividend, or similar transactions. These shares will vest over time upon execution of the CIC Agreement through November 10, 2023 in 5 phases, assuming the Majority Stockholders' ongoing compliance with the terms and conditions of the CIC Agreement. Series B Preferred Shares may only be transferred to affiliates and certain related parties of the Majority Stockholders if those affiliates and certain related parties execute a joinder to the CIC Agreement. The Series B Preferred Stock was valued at $3,690,000 in total, based on the SGRP stock price on December 31, 2021 of $1.23 per share over 3,000,000 SGRP shares.

b.

The Corporation made a $250,000 cash payment to Mr. Brown and agreed to reimburse up to $35,000 of the legal expenses of the Majority Stockholders that were incurred after January 1, 2021 in connection with the negotiation and execution of the CIC Agreement.

c.	The Corporation assumed financial responsibility for, and will pay directly to Affinity Insurance Company, Ltd., $502,585 to settle SAS obligations and the related claim for the 2014-2015 plan year.

James R. Brown, Sr. Advisor Agreement

On January 25, 2022, SGRP entered into a consulting agreement with Mr. James R. Brown, Sr., effective January 26, 2022, following his retirement as a director of SGRP on January 25, 2021, pursuant to which Mr. Brown will serve as a Board advisor to SGRP from time to time for a term of one (1) year (the "Brown Advisor Agreement"). As compensation for his services, Mr. Brown is entitled to receive compensation at a rate of $55,000 for the term of the Brown Advisor Agreement. Payments will be made in equal quarterly installments and will be pro-rated for partial quarters.

Panagiotis Lazaretos Consulting Agreement

On January 27, 2022, SGRP entered into a consulting agreement with Thenablers, Ltd. effective February 1, 2022 (the " Lazaretos Consulting Agreement"). Thenablers, Ltd. is wholly owned by Mr. Panagiotis Lazaretos, a retired director of SGRP. Following Mr. Lazaretos' retirement as a director on January 25, 2021, Thenablers, Ltd. agreed to provide the consulting services of Mr. Lazaretos to SGRP regarding global sales and new markets' expansion. The Lazaretos Consulting Agreement cannot be terminated by the consent of either party for the first twelve (12) months, and automatically expires on January 31, 2024. As compensation for its services, Thenablers, Ltd. is entitled to receive: (i) base compensation at a rate of $10,000 per month for the term of the Consulting Agreement; (ii) incentive based compensation as calculated in Exhibit A of the Lazaretos Consulting Agreement; and (iii) the outstanding options granted to Mr. Panagiotis ("Panos") N. Lazaretos on February 4, 2021 will continue to be outstanding and vest according to their terms under the agreement.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

Other Domestic Related Party Transactions

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and also a director of both NMA and NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin also owns 100% of National Store Retail Services ("NSRS"). Since September 2018 through June of 2021, NSRS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs. Starting in July of 2021, the domestic merchandising specialist field force services provided by NSRS was transitioned to National Remodel & Setup Services, LLC ("NRSS") with the same financial arrangement. Mrs. Andrea Burdekin is the owner of NRSS. NMS also leases office space from Mr. Burdekin's Personal property.

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

The Corporation's principal Brazilian subsidiary, SPAR BSMT, is owned 51% by the Company, 39% by JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by EILLC. JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil subsidiary pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party respecting the Company. EILLC is owned by Mr. Peter W. Brown, a director of SPAR BSMT and SGRP.

SPARFACTS is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by Ms. Lydna Chapman. Ms. Chapman is a director of SPARFACTS. Her various companies provide office lease, accounting and consultant services to SPARFACTS.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

Summary of Certain Related Party Transactions

The following costs of affiliates were charged to the Company (in thousands):

	Year Ended December 31,
	2021	2020
Services provided by affiliates:
National Store Retail Services (NSRS)	$3,799	$4,805
National Remodel & Setup Services (NRSS)	3,484	-
Consulting and administrative services (RJ Holdings)	567	939
Office lease expenses (RJ Holdings)	248	248
Office and vehicle rental expenses (MPT, MCPT, MHT)	115	1,470
Consulting and administrative fees (SPARFACTS)	325	210
Other	151	201
Total services provided by affiliates	$8,689	$7,873

Due to affiliates consists of the following (in thousands):	December 31,
	2021	2020
Loans to local investors:
China (included in Other receivables)	$-	$613

Loans from local investors:(1)
China	$1,784	$1,746
Mexico	623	623
Australia	597	586
South Africa	-	415
Resource Plus	266	266
Brazil	-	139
Total due to affiliates	$3,270	$3,775

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

Effective as of January 18, 2020, SPAR's Governance Committee proposed and unanimously approved retirement benefits for the five-year period commencing January 1, 2020, and ending December 31, 2024 (the "Five-Year Period"), for Mr. Bartels. The aggregate value of benefits payable to Mr. Bartels is approximately $220,558 per year and a total of $1,102,790 for the Five-Year Period. The Company recognized $700,000 of retirement benefits during the year ended December 31, 2020, representing the present value of the future Retirement Compensation, Supplemental Fees and Medical Benefits payments due Mr. Bartels. $404,667 remains outstanding as of December 31, 2021 and is included within Accrued expenses and other current liabilities.

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

In July 1999 SMF, SBS and Infotech entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and has the right to unilaterally license and exploit certain portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software are co-owned with SBS and Infotech and each entered into a non-exclusive royalty-free license from the Company to use certain "SPAR" trademarks in the United States.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans

2021 Plan

On June 4, 2021, the Board and the Board's Compensation Committee (the "Compensation Committee") approved the revised proposed 2021 Stock Compensation Plan of SPAR Group, Inc. (the "2021 Plan") for submission, approval and ratification by the Company's stockholders at their Annual Meeting on August 12, 2021. At that meeting, the 2021 Plan was ratified and approved by the Company's stockholders and became effective immediately on August 12, 2021 (the "2021 Plan Effective Date"), through May 31, 2022 (the "2021 Plan Period"). The 2021 Plan terminates on May 31, 2022.

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

As of December 31, 2021, 58,011 RSU Awards had been granted under the 2021 Plan (all of which remained outstanding).

Option Awards under the 2021 Plan expire on the fifth anniversary of grant or sooner as provided in the 2021 Plan, whether or not vested. Once vested under the 2021 Plan, RSU Awards do not expire. Under the 2021 Plan: (i) each stock option Award must vest over a four-year period following the date of grant in four (4) equal amounts annually starting on the first anniversary of the grant date; (ii) any RSU Award granted to an employee shall vest over a three-year period following the date of grant annually in three (3) equal amounts starting on the first anniversary of the RSU grant date; and (iii) any RSU Award granted to a Director shall vest over a one-year period following the date of grant in four (4) equal amounts quarterly with one (1) installment vesting at the end of each three-month period following the date of the RSU grant date.

2020 Plan

The Board authorized and approved the revised proposed 2020 stock compensation plan of SGRP (the "2020 Plan"), which was submitted to and approved by SGRP's stockholders at the Special Meeting of SGRP's stockholders on January 19, 2021 (the "2020 Plan Effective Date"). The 2020 Plan became effective immediately upon such approval.

The 2020 Plan: (a) has a four-month term from the 2020 Plan Effective Date (as defined below) through May 1, 2021 (the "2020 Plan Period"); and (b) provides for the issuance of "non-qualified" option awards to purchase shares of SGRP's Common Stock ("SGRP Shares") aggregating: (i) 550,000 SGRP Shares; plus (ii) 50,000 SGRP Shares for each of up to the first three (3) additional new Directors during the period December 1, 2020, to April 30, 2021 (for a possible total of 700,000 SGRP Shares) available for future Awards during the 2020 Plan Period as outlined below (the "20-21 Maximum") under 2020 Plan. Since one (1) new director joined the Board on the 2020 Plan Effective Date, 600,000 SGRP Shares were available for Awards on the 2020 Plan Effective Date.

The 2020 Plan required the Company to issue as of the plan effective date new awards for options to purchase: (i) an aggregate of 125,000 SGRP Shares to 19 employees (other than the Named Executive Officers) in individual amounts designated by the Board; (ii) 10,000 SGRP Shares to each of Panagiotis N. Lazaretos, Igor Novgorodtsev, Robert G. Brown and Arthur H. Baer (each a director); and (iii) 50,000 SGRP Shares to each member of the Board of Directors on the Effective Date of the Plan. Those options were granted by the Board on February 4, 2021. The 2020 Plan was terminated on May 1, 2021, and no further options were granted under it.

Inducement Stock Award Summary

On August 2, 2021 as an inducement to Ron Lutz to become the Corporation's Chief Global Commercial Officer, the Corporation granted to Mr. Lutz RSU Awards issued and effective on that date having a fair market value of $50,000 (i.e., 26,882 SGRP Shares at $1.86 per share) as of that date and vesting in one (1) year.

On August 2, 2021 as an inducement to William Linnane to become the Corporation's Chief Strategy and Growth Officer, the Corporation granted to Mr. Linnane RSU Awards issued and effective on that date having a fair market value of $50,000 (i.e., 26,882 SGRP Shares at $1.86 per share) as of that date and vesting in one (1) year.

On February 22, 2021, as an inducement to Michael R. Matacunas to become the Corporation's Chief Executive Officer and a Director, the Corporation granted to Mr. Matacunas Awards consisting of: (a) nonqualified option Awards to acquire 630,000 SGRP shares at $1.90 per share; and (b) RSU Awards issued and effective: (i) on that date having a fair market value of $50,000 (i.e., respecting 26,315 SGRP Shares at $1.90 per share) as of that date and vesting in one (1) year on February 22, 2022.

On August 31, 2020, as an inducement to Fay DeVriese to become the Corporation's Chief Financial Officer, Treasurer and Secretary, the Corporation granted to Ms. DeVriese an Award consisting of nonqualified options to acquire 200,000 SGRP shares at $0.85 per share, vesting twenty-five percent (25%) of the total number of shares of Common Stock subject hereto on August 31, 2021, and the balance of the Option shall thereafter vest and become exercisable in a series of three (3) successive equal annual installments upon the Optionee's completion of each additional year of employment over the three-year period following August 31, 2021, such that the balance of the Option will be fully vested on August 31, 2024.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

2008 Plan Summary

2008 Plan Stock option award activity for the years ended  December 31, 2021 and 2020 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(Thousands)
Outstanding at January 1, 2020	2,227,211	$1.22	4.83	$452
Granted	–	–	–	–
Exercised/cancelled	57,500	1.00	–	–
Forfeited or expired	711,775	–	–	–
Outstanding at December 31, 2020	1,457,936	$1.31	3.63	$113
Granted	–	–	–	–
Exercised	87,712	1.08	–	–
Forfeited or expired	679,062	–	–	–
Outstanding at December 31, 2021	691,162	$1.53	2.60	$72
Exercisable at December 31, 2021	691,162	$1.53	2.60	$72

No stock options were granted in 2021 under the 2008 Plan. The total intrinsic value of stock option awards exercised during the year ended  December 31, 2021 and 2020 was $295,000 and $6,000, respectively.

The Company recognized $13,000 and $37,000 in stock-based compensation expense relating to stock option awards during the years ended December 31, 2021 and 2020, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2021 and 2020, was approximately $3,000 and $23,000, respectively.

As of December 31, 2021, total unrecognized stock-based compensation expense related to stock options was $0.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

2018 Plan Summary

2018 Plan Stock option award activity for the years ended December 31, 2021 and 2020 are summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(Thousands)
Outstanding at January 1, 2020	555,000	0.89	8.88	–
Granted	–	–	–	–
Exercised/cancelled	18,750	1	–	–
Forfeited or expired	106,250	–	–	–
Outstanding at December 31, 2020	430,000	$0.90	7.87	$8
Granted	–	–	–	–
Exercised	60,000	0.85	–	–
Forfeited or expired	210,000	–	–	–
Outstanding at December 31, 2021	160,000	$0.93	6.82	$31
Exercisable at December 31, 2021	118,750	$0.97	6.60	$31

No stock options were granted in 2021 under the 2018 Plan. The total intrinsic value of stock option awards exercised during the years ended December 31, 2021 and 2020 was $235,000 and $3,000.

The Company recognized $23,000 and $28,000 in stock-based compensation expense relating to stock option awards during the years ended December 31, 2021 and 2020, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2021 and 2020 was approximately $6,000 and $8,000, respectively.

As of December 31, 2021, total unrecognized stock-based compensation expense related to stock options was $8,000. This expense is expected to be recognized over a weighted average period of approximately 1.0 years and will be adjusted for changes in estimated forfeitures.

2020 Plan Summary

Following are the specific valuation assumptions used for options granted in 2021 and 2020 for the 2020 Plan:

	2021	2020
Expected volatility	52.8%	0.0%
Expected dividend yields	0.0%	0.0%
Expected term (in years)	5	0
Risk free interest rate	1.0%	0.0%
Expected forfeiture rate	4.0%	0.0%

2020 Plan Stock option award activity for the years ended December 31, 2021 and 2020 are summarized below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(Thousands)
Outstanding at January 1, 2020	–	–	–	–
Granted	–	–	–	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2020	–	$–	–	$–
Granted	565,000	1.55	4.10	–
Exercised	–	–	–	–
Forfeited or expired	180,000	–	–	–
Outstanding at December 31, 2021	385,000	$1.55	4.10	$–
Exercisable at December 31, 2021	–	$–	–	$–

The weighted-average grant-date fair value of stock option awards granted during the year ended December 31, 2021 was $1.55. The total intrinsic value of stock option awards exercised during the years ended December 31, 2021 and 2020 was $0.

The Company recognized $57,000 and $0 in stock-based compensation expense relating to stock option awards during the years ended December 31, 2021 and 2020, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2021 and 2020 was approximately $16,000 and $0, respectively.

As of December 31, 2021, total unrecognized stock-based compensation expense related to stock options was $188,000. This expense is expected to be recognized over a weighted average period of approximately 3.0 years, and will be adjusted for changes in estimated forfeitures.

CFO Inducement Plan Summary

CFO Inducement Plan Stock option award activity for the years ended December 31, 2021 and 2020 are summarized below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(Thousands)
Outstanding at January 1, 2020	–	–	–	–
Granted	200,000	0.85	9.67	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2020	200,000	$ $ 0.85	9.67	$ $ 60
Granted	–	–	–	–
Exercised	50,000	0.85	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2021	150,000	$ $ 0.85	8.67	$ $ 57
Exercisable at December 31, 2021	–	$-	–	$-

The total intrinsic value of stock option awards exercised during the years ended December 31, 2021 and 2020 was $37,000 and $0.

The Company recognized $22,000 and $7,000 in stock-based compensation expense relating to stock option awards during the years ended December 31, 2021 and 2020, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2021 and 2020, was approximately $5,000 and $2,000, respectively.

As of December 31, 2021, total unrecognized stock-based compensation expense related to stock options was $52,000. This expense is expected to be recognized over a weighted average period of approximately 3.0 years, and will be adjusted for changes in estimated forfeitures.

CEO Inducement Plan Summary

Following are the specific valuation assumptions used for options granted in 2021 and 2020 for the CEO Plan:

	2021	2020
Expected volatility	52.7%	0.0%
Expected dividend yields	0.0%	0.0%
Expected term (in years)	1	0
Risk free interest rate	0.76%	0.0%
Expected forfeiture rate	6.0%	0.0%

CEO Inducement Plan Stock option award activity for the years ended December 31, 2021 and 2020 are summarized below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2020	–	$–	–	$–
Granted	630,000	1.90	9.15	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2021	630,000	$1.90	9.15	$–
Exercisable at December 31, 2021	–	$–	–	$–

The weighted-average grant-date fair value of stock option awards granted during the year ended December 31, 2021 was $1.90. There were no stock option awards exercised during the year ended December 31, 2021.

The Company recognized $509,000 in stock-based compensation expense relating to stock option awards during the years ended December 31, 2021. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2021, was approximately $126,000.

As of December 31, 2021, total unrecognized stock-based compensation expense related to stock options was $85,000. This expense is expected to be recognized over a weighted average period of approximately 0.1 years, and will be adjusted for changes in estimated forfeitures.

Restricted Stock Awards

The restricted stock awards issued vest over one (1) year following issuance so long as the holder continues to be employed by the Company. Restricted stock granted is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. The shares of stock are issued and value is recognized as compensation expense ratably over the requisite service period which generally is the award's vesting period.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

The following table summarizes the activity for restricted stock Awards during the years ended December 31, 2021 and 2020:

Weighted-
Average
Grant Date
Fair Value
	Shares	per Share
Unvested at January 1, 2020	–	$-
Granted	–	–
Vested	–	–
Forfeited	–	–
Unvested at December 31, 2020	–	$-
Granted	80,079	1.87
Vested	–	–
Forfeited	–	–
Unvested at December 31, 2021	80,079	$1.87

During the years ended December 31, 2021 and 2020, the Company recognized approximately $87,000 and $0, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock-based compensation expense related to restricted stock during the years ended  December 31, 2021 and 2020 was approximately $21,000 and $0, respectively.

During the years ended December 31, 2021 and 2020, the total fair value of restricted stock vested was $0.

As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested restricted stock awards was $66,000.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

Employee Stock Purchase Plans

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

The Company provides similar merchandising and marketing services throughout the world, operating within two (2) reportable segments, its Domestic Division and its International Division. The Company uses those divisions to improve its administration and operational and strategic focuses, and it tracks and reports certain financial information separately for each of those divisions. The Company measures the performance of its Domestic and International Divisions and subsidiaries using the same metrics. The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.

As discussed in Note 2, the Company’s segment disclosure for United States and International income before income taxes and net income tables was incorrect.  Both of those tables have been corrected to allocate $615,000 of losses from International to United States pre-tax income (loss).

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Year Ended December 31,
	2021	2020
Revenue, net:
Domestic	$100,326	$92,118
International	155,393	138,399
Total revenue	$255,719	$230,517

Operating (loss) income:
Domestic	$(4,228)	$1,876
International	8,411	7,846
Total operating income	$4,183	$9,722

Interest expense (income), net:
Domestic	$624	$650
International	(39)	40
Total interest expense	$585	$690

Other expense (income), net:
Domestic	$15	$8
International	(525)	(250)
Total other (income), net	$(510)	$(242)

Income (loss) before income tax expense:
Domestic	$(5,672)	$603
International	9,780	8,671
Total income before income tax expense	$4,108	$9,274

Income tax expense (benefit):
Domestic	$(1,332)	$133
International	3,440	179
Total income tax expense	$2,108	$312

Net income (loss):
Domestic	$(4,340)	$470
International	6,340	8,492
Total net income	$2,000	$8,962

Net income attributable to non-controlling interest:
Domestic	$(196)	$(883)
International	(3,583)	(4,712)
Total net income attributable to non-controlling interest	$(3,779)	$(5,595)

Net (loss) income attributable to SPAR Group, Inc.:
Domestic	$(3,730)	$202
International	1,951	3,165
Total net (loss) income attributable to SPAR Group, Inc.	$(1,779)	$3,367

Depreciation and amortization:
Domestic	$1,554	$1,620
International	529	510
Total depreciation and amortization	$2,083	$2,130

Capital expenditures:
Domestic	$1,397	$1,360
International	325	240
Total capital expenditures	$1,722	$1,600

There were no inter-company sales for 2021 or 2020.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

	December 31,
	2021	2020
Assets:
United States	$34,276	$31,675
International	54,740	52,354
Total assets	$89,016	$84,029

Geographic Data (in thousands)

	Year Ended December 31,
	2021		2020
Net international revenue:		% of consolidated net revenue		% of consolidated net revenue
Brazil	$55,219	21.6%	$49,940	21.7%
South Africa	35,498	13.9	28,235	12.2
Mexico	22,459	8.8	22,679	9.8
China	15,769	6.2	12,401	5.4
Japan	9,704	3.8	9,273	4.0
India	7,058	2.8	8,589	3.7
Canada	8,426	3.3	6,294	2.7
Australia	1,260	0.5	988	0.4
Total net international revenue	$155,393	60.9%	$138,399	59.9%

	Year Ended December 31,
	2021	2020
Long lived assets:
United States	$4,487	$4,809
International	1,574	2,487
Total long lived assets	$6,061	$7,296

13. Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net (loss) income attributable to SPAR Group, Inc.	$(1,779)	$3,367

Denominator:
Shares used in basic net income per share calculation	21,266	21,110
Effect of diluted securities:
Stock options and unvested restricted shares	–	45
Shares used in diluted net income per share calculations	21,266	21,155

Basic net income per common share:	$(0.08)	$0.16
Diluted net income per common share:	$(0.08)	$0.16

For the year ended December 31, 2021, the Company had 298,000 unvested restricted shares and stock options which were not included in the calculation because they would have an anti-dilutive effect.

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

Many of SPAR's equipment leases are short-term or cancellable with notice. SPAR’s office space leases have remaining lease terms between one and approximately eleven years, many of which include one (1) or more options to extend the term for periods thereafter. Certain leases contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to SPAR if not exercised. The extension options and termination options may be exercised at SPAR’s sole discretion. SPAR does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if SPAR is not reasonably certain to exercise the option. As of the end of this reporting period, SPAR has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities.

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

The components of SPAR's lease expenses for the years ended December 31, 2021 and 2020, which are included in the consolidated income statement, are as follows (in thousands):

		Year Ended	Year Ended
Lease Costs	Classification	December 31, 2021	December 31, 2020
Operating lease cost	Selling, General and Administrative Expense	$1,013	$3,002
Short-term lease cost	Selling, General and Administrative Expense	513	216
Variable costs	Selling, General and Administrative Expense	175	56
Total lease cost		$1,701	$3,274

Supplemental cash flow information related to SPAR’s leases for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,543	$3,232

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,172	$368

Leases	December 31, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets	1,781	2,900
Liabilities:
Current portion of operating lease liabilities	1,019	1,398
Non-current portion of operating lease liabilities	762	1,502
Total operating lease liabilities	1,781	2,900

Weighted average remaining lease term - operating leases (in years)	4.92	2.95
Weighted average discount rate - operating leases	24.0%	9.9%

At December 31, 2021, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

For the Year Ended December 31,	Amount
2022	1,019
2023	384
2024	247
2025	392
2026	45
Thereafter	96
Total future operating lease liability	2,183
Less: amount representing interest	402
Present value of operating lease liabilities	1,781

15. Subsequent Events

See Change of Control, Voting and Restricted Stock Agreement in Note 10, above, for a description of events related to the Corporation and its Majority Stockholders that occurred after the end of fiscal year 2021.

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	(Recovered From)/Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year Ended December 31, 2021

Deducted from asset accounts:
Allowance for doubtful accounts	$563	128	127	$564
Valuation allowance for deferred tax asset	397	81	-	478

Year Ended December 31, 2020

Deducted from asset accounts:
Allowance for doubtful accounts	$438	330	205	$563
Valuation allowance for deferred tax asset	2,511	44	2,158	397

(1)         Uncollectible accounts written off, net of recoveries.

(2)         Valuation allowance amounts released.