Form 10-K/A
period 2021-12-31
SPAR Group, Inc.
filed 2022-05-02
CIK 1004989

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

The number of shares of the Registrant's Common Stock outstanding as of April 8, 2022, was 21,845,414 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022, as amended is hereby incorporated by reference into this Amendment to SGRP's Annual Report on Form 10-K/A.

SPAR GROUP, INC.

FORM 10-K/A
Amendment No.1

INDEX

PART III

Item 10	Directors, Executive Officers and Corporate Governance	-3-
Item 11	Executive Compensation	-12-
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	-19-
Item 13	Certain Relationships and Related Transactions, and Director Independence	-19-
Item 14	Principal Accountant Fees and Services	-22-

PART IV

Item 15	Amended Exhibits	-23-
	Signatures	-24-

FIRST AMENDMENT ON FORM 10-K/A

SPAR Group, Inc. (the "Corporation" or "SGRP", and together with its subsidiaries, the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend SGRP's Annual Report on Form 10-K for the year ended December 31, 2021 ("Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on April 15, 2022, to include the information required by Part III of our Form 10-K and to make corresponding changes in the table of contents. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed within that period. References to the Annual Report in Form 10-K and in this Amendment shall mean SGRP's 10-K as amended by this Amendment.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are annexed hereto and filed herewith. Except as described above, this Amendment does not amend or otherwise update any other information in or Exhibit to our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report (including the 10-K and this Amendment) contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation",) and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group" and the "Company"). There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held later in 2022 (the "Proxy Statement"), which SGRP expects to file approximately 30 days prior to the Annual Meeting of Stockholders, with the Securities and Exchange Commission (the "SEC"), and SGRP's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report Amendment and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

These forward-looking statements reflect the Company's Expectations, views, Risks and assumptions only as of the date of this Annual Report, and the Company does not intend, assume any obligation, or promise to publicly update or revise any forward- looking statements (including any Risks or Expectations) or other information (in whole or in part), whether as a result of new information, new or worsening Risks or uncertainties, changed circumstances, future events, recognition, or otherwise.

Please see Parts I and II of SGRP's Annual Report on Form 10-K for the year ended December 31, 2021 ("Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2022, which are incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Board of Directors of the Corporation

The Board is responsible for overseeing the management, policies and direction of the Corporation and its subsidiaries (collectively, the "Company"), both directly and through its committees (See "Corporate Governance", below). The members of the Board and referenced Committees as of December 31, 2021, were as set forth below:

Name	Age	Position with SPAR Group, Inc.
William H. Bartels	77	Director
James R. Brown, Sr. (3) (4)	75	Director
Peter W. Brown (2) (4) (6)	40	Vice Chairman, Director and Chairman of the Governance Committee
Robert G. Brown (1)	78	Chairman of the Board and Director
Panagiotis ("Panos") N. Lazaretos (3) (4) (5) (6)	49	Director
Michael R. Matacunas	54	Chief Executive Officer, President and Director
Michael Wager (4) (5)	70	Director
Sean M. Whelan (4) (6)	51	Director and Chairman of the Audit Committee

(1)	Ceased to be eligible to be Chairman of the Board on January 25, 2022, pursuant to the 2022 By-Laws (See By-Laws, below).
(2)	Ceased to be eligible to be Vice Chairman of the Board and Chairman of the Governance Committee on January 25, 2022, pursuant to the 2022 By-Laws.
(3)	Retired from the Board and its Committees on January 25, 2022.
(4)	Member of the Governance Committee on December 31, 2021.
(5)	Member of the Audit Committee on December 31, 2021.
(6)	Member of the Compensation Committee on December 31, 2021.

William H. Bartels has served as Director of SGRP since July 8, 1999. As one (1) of the two (2) founders of the Company, he was responsible for sales, marketing and developing client relationships across the globe for more than 40 years. He was also responsible for marketing/sales for the SPARLINE technology and its related consulting business for evaluating trade promotion spending and strategies for top tier CPG companies, domestic and international. He gained industry-wide recognition as reported through numerous industry publications and guest speeches at major industry conferences, while also negotiating partnerships with research companies in the U.K. and Australia for using the SPARLINE system. Prior to July 8, 1999, Mr. Bartels served as Vice Chairman, Secretary, Treasurer and Senior Vice President of the SPAR Marketing Companies, since 1967. He retired as an employee of the Company on January 1, 2020.

James R. Brown, Sr. joined the Board of SGRP in January 2021 and retired from the Board and its Committees on January 25, 2022. Until his retirement, he was a member of the Governance Committee of the SGRP Board. He retired in 2015 from his position as Labor Counsel for the Public Massachusetts Community College System, a system comprised of fifteen individual colleges. Mr. Brown represented the community college system in labor and other areas of law, including serving as chief spokesperson and negotiator during collective bargaining contract negotiations, impact bargaining, grievance hearings, and arbitrations at the American Arbitration Association. He represented the community colleges before administrative agencies in both state and appellate courts and advised on labor and employee matters including discipline and appointments. Mr. Brown also advised the community colleges regarding business contracts, compliance with the commonwealth's ethics' and public records' laws, and campus safety. Mr. Brown served in his position as Labor Counsel since 1997. Prior to that, Mr. Brown was a part-time labor and employment consultant to individual public higher education community colleges as well as Boston State University. James R. Brown Sr. received a BS in Finance and an MBA from Boston University. Mr. Brown received a JD from New England Law-Boston.

Peter W. Brown joined the Board of SGRP in May 2018, and was Vice Chairman of the Board and Chairman of the Governance Committee on December 31, 2021.  He served as a Board Observer to the Corporation's Board of Directors from 2014 through December 2016. Mr. Brown also serves as a director of and is a consultant to the Corporation's Brazilian subsidiary, SPAR BSMT, and owns EILLC (which owns 10% of SPAR BSMT). Mr. Brown received a BS from the University of Massachusetts's School of Natural Science and an MBA from the University of Massachusetts's Isenberg School of Management.

Robert G. Brown rejoined the Board on April 24, 2020 and was serving as the Chairman of the Board on December 31, 2021.  As one (1) of the two (2) founders of the company, Mr. Brown served as Director of SGRP from July 8, 1999 until his retirement on May 3, 2018. Prior to 1999, Mr. Robert G. Brown served as the Chairman, President and Chief Executive Officer of the SPAR Companies since certain of its predecessors were formed in 1979. During his tenure, Mr. Brown oversaw the change from a software and consulting company into a merchandising company in the 1980's and in the 1990's converted the reporting and data collection work to the Internet from mainframes and PC's which gave SPAR a strategic cost and quality advantage. In 1999, he executed a reverse merger making SPAR a public company. Mr. Brown implemented a strategy to expand internationally, and today, SPAR is in countries with over 50% of the world's population.

Panagiotis ("Panos") N. Lazaretos joined the SGRP Board on December 10, 2019 and retired from the Board and its Committees on January 25, 2022. Until his retirement, Mr. Lazaretos was a member of the Audit Committee, Governance Committee and Compensation Committee of the SGRP Board. Mr. Lazaretos has over 15 years of international business development experience focusing on retail service operations. Mr. Lazaretos was a co-founder and Chief Executive Officer of Thenablers, Inc. from November 2017 through February 2020. From February 2017 to June 2019, Mr. Lazaretos was a Director of Business Development at Sales Service International. From June 2013 to November 2016, Mr. Lazaretos was a Regional Director for Field Marketing Services for Adecco Group. From June 2002 to May 2013, Mr. Lazaretos was a Vice President of International Operations for SGRP. From July 1999 to June 2002, Mr. Lazaretos was a Director of Technology at SGRP, and held the same position with one of its pre-merger predecessors from June 1997 to July 1999, where he began his career and helped them transition from a paper process to a web-based data collection and reporting platform. Mr. Lazaretos received a BS in Computer Science from the State University of New York.

Michael R. Matacunas serves as the Chief Executive Officer, President and a Director of SGRP and has held such positions since his appointment as Chief Executive Officer of SGRP on February 16, 2021. He is a Fortune 500 veteran with more than 30 years of relevant leadership experience. He has worked in public and private companies, developed and led international business growth, driven exceptional operational results and built world-class teams. Mr. Matacunas was previously the Chief Administrative Officer at Dollar Tree, Inc., where he helped lead the successful multi-billion-dollar acquisition and integration of Family Dollar Stores, including, among other things, merchandising, sourcing, operational and executive improvements. Prior to this, Mr. Matacunas was CEO of a successful retail professional services business that transformed leading global retailers, wholesalers and consumer packaged goods companies. Mike's experience also includes strategy, consulting and world-wide roles at leading technology companies, including IBM and Manhattan Associates. Mr. Matacunas earned a BA in Economics from Boston University and an MBA from the College of William & Mary Mason School of Business.

Michael Wager was appointed on October 21, 2021, as a Director and a member of the Audit Committee by the Board. Mr. Wager is an attorney who has specialized in securities, reorganizations, M&A and regulatory compliance throughout his career. He is currently a Senior Counsel with Taft Stettinius & Hollister LLP serving in an advisory role and the Chief Strategy Officer for Byrna Technologies. Mr. Wager is also currently a member of the board and has served as the Chairman of the Audit and Governance Committees for Michael Anthony Holdings. Mr. Wager earned his Bachelor of Arts, Political Science Degree at the American University, College of Public Affairs, his Master of Arts, Political Science Degree at Columbia University, Graduate School of Arts and Sciences, and his Juris Doctor Degree at New York University School of Law.

Sean M. Whelan was appointed on October 21, 2021, as a Director and a member of the Audit Committee by the Board, and on October 25, 2021, the Audit Committee elected him as its Chairman. Mr. Whelan is currently the Chief Executive Officer, and was previously the Chief Financial Officer, for Encore Rehabilitation Services. He has also held the Chief Financial Officer role for several other public and private companies including Smile America Partners, Bedrock Manufacturing, LLC, Diplomat Pharmacy and InfuSystem Holdings, Inc. Mr. Whelan is currently a Board member and Chairman of the Audit Committee with Zomedica Corp (NYSE American: ZOM) and also a Board member with OptioRx; he previously served as an Executive Board member with Diplomat Pharmacy and InfuSystem Holding, Inc. Mr. Whelan earned his Bachelor of Business Administration Degree and his Master of Accounting Degree at the University of Michigan's Ross School of Business and is a CPA.

Executives and Officers of the Corporation

Set forth in the table below are the names, ages and offices held by all Executives and Officers of the Corporation as of December 31, 2021. For biographical information regarding Michael R. Matacunas, See the Board of Directors of the Corporation, above.

Name	Age	Position with SPAR Group, Inc. (1) (2)
Kori G. Belzer	56	Global Chief Operating Officer
Fay DeVriese	56	Chief Financial Officer, Secretary and Treasurer
William Linnane	47	Chief Strategy and Growth Officer
Ron Lutz	62	Chief Global Commercial Officer
Michael R. Matacunas	54	Chief Executive Officer, President and Director

(1)
Under the Corporation's By-Laws and the resolutions of the Board, each of the following individuals have been designated as both an "Executive" and an "Officer" of the Corporation except as otherwise noted below. An Executive is generally an executive officer of the Corporation and part of its senior management.

(2)
Each named individual is an "at will" employee of the Company. Their nominal terms as Executives and Officers are for one (1) year, lasting from one (1) annual stockholder meeting to the next. However, see Potential Severance Payments upon a Change-In-Control and Termination, below.

Kori G. Belzer became the Global Chief Operating Officer of SGRP in July 2021 and served as Chief Operating Officer of SGRP since January 1, 2004. From 2000 through 2003, Ms. Belzer served as the Chief Operating Officer of SPAR Administrative Services, Inc. (then known as SPAR Management Services, Inc.) ("SAS"), and SPAR Business Services, Inc. (then known as SPAR Marketing Services, Inc.), each an affiliate of SGRP (see Transactions with Related Persons, Promoters and Certain Control Persons, below). From 1997 to 2000, Ms. Belzer served as Vice President Operations of SAS and as Regional Director of SAS from 1995 to 1997. Prior to 1995, she served as Client Services Manager for SPAR/Servco, Inc.

Fay DeVriese serves as the Chief Financial Officer of SGRP and has done so since August 2020. Prior to joining SGRP, she served as Chief Financial Officer at Letica Corporation and has served in financial leadership roles at DSM Engineering Plastics, Eaton Corporation, Continental Automotive Systems and Motorola. Ms. DeVriese is a certified public accountant, licensed in the State of New York. She earned a Bachelor of Business Administration degree from the State University of New York.

William Linnane joined SGRP in July 2021 as its Chief Strategy and Growth Officer. He is an internationally experienced business, merchandising, retail, and finance leader with more than 20 years of relevant leadership experience. He has worked in the US, in Europe and in Australia; leading multi-billion-dollar businesses and driving exceptional operational results with different market conditions. He was recently the CEO of a successful advisory and investment firm focused on M&A and retail restructurings. Prior to that, Mr. Linnane was President of Kmart's Pharmacy, Drugstore and Grocery businesses in the U.S. and Puerto Rico, Chief Merchant at a leading book retailer in Europe, and led the Beverage, Candy and Snacks business for Tesco in the UK, working with Coca-Cola, PepsiCo, Nestle, Mars, Mondelez and others to drive branded growth opportunities via merchandising and other initiatives, including digital strategies. Mr. Linnane is a qualified accountant and started his career in finance working in the UK and Ireland at Kingfisher PLC (LSE: KGFL) and Tesco PLC (LSE:TSCO). He has strong experience in strategy, finance, operations, merchandising, sourcing, and leadership roles. Mr. Linnane holds an MA in Economics from Trinity College, University of Dublin.

Ron Lutz joined SGRP joined SGRP in July 2021 as its Chief Global Commercial Officer. He built a 35-year executive career guiding Fortune 100 companies and private organizations in the retail customer experience space. He has led retail organizations through transformational growth, change management and market expansions. Throughout his career he has held responsibilities in the areas of sales, operations, strategy, marketing, omni-channel customer experience development, international expansion, and acquisitions. Most recently, Ron was consulting as an international strategic retail advisor. Prior to this, he was the Chief Client Officer at a private retail services and solutions company. With his extensive background in the industry, Ron has served in the capacity and/or held titles such as Chief Marketing Officer, Chief Customer Officer, VP Customer Experience Deployment, VP New Store – Remerchandising, VP Enterprise Print /Fixtures, and VP Store Service Solutions. Earlier in his career, he served as a Vice President with Lowe's Companies (NYSE: LOW), where he led the deployment of an omni-channel customer experience solution across 2,000+ North American retail store locations. He also had responsibility for new store development in emerging markets and store renovations across the US, Canada, and Mexico.

CORPORATE GOVERNANCE

Board Structure, Leadership and Risk Oversight

The Board of Directors of the Corporation (the Board") is responsible for overseeing the Corporation and its subsidiaries (collectively, the "Company"), both directly and through its committees (as described below), pursuant to the authority conferred by the Corporation's By-Laws, charters and policies and by applicable law. The Board's responsibilities include (without limitation) the appointment and oversight of the Company's Chief Executive Officer. The Board also provides oversight of risks that could affect the Company, both directly and through its committees with respect to the most significant risks facing the Company (including material operational or financial risks). Pursuant to their respective charters, the Board has established and delegated various oversight and other responsibilities to the Audit Committee, the Compensation Committee and the Governance Committee, as such committees are defined and more fully described below under the headings "Audit Committee", "Compensation Committee" and "Governance Committee".

The Board is comprised of Independent Directors, Super Independent Directors (See Board Size, Quorum and Voting, Director Nominations: Experience, Integrity, Diversity and other Criteria and 2022 By Laws, below) and Non- Independent Directors. The Governance Committee is responsible for determining and recommending to the full Board whether a Director satisfies the applicable Nasdaq independent requirements or the more comprehensive super-independence requirements established in the 2022 By-Laws. The super-independence requirement establishes specific criteria to ensure a Director is unaffiliated with any specific significant stockholder or management. In addition, the Board has established the position of Chairman of the Board, which is a non-executive position, and Chief Executive Officer (who is also President). Per the By-Laws, the Chairman, the Vice Chairman and Chairman of any Committee must be Super Independent Directors. The Board believes these definitions and criteria ensure a strong, experienced and independent Board to provide oversight on behalf of all stockholders.

To assist the Board and its Committees in their respective oversight roles, the Company's Chief Executive Officer brings members of the Company's management from various business or administrative areas into meetings of the Board or applicable Committee from time to time to make presentations, answer questions and provide insight to the members, including insights into areas of potential risk. Each Committee endeavors to satisfy its responsibilities through: (i) its receipt and review of regular reports directly from officers responsible for oversight of particular risks within the Company; (ii) direct communications by the Committee or its Chairman with the Corporation's senior management; (iii) independent registered public accounting firm (in the case of the Audit Committee) and counsel respecting such matters and related risks; (iv) its executive sessions; (v) its reports (generally through its Chairman) to the full Board respecting the Committee's considerations; and (vi) if applicable, actions and recommendations regarding such matters and risks as deemed appropriate.

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

Each of the Committee charters requires the Board to determine that each of its members satisfy applicable Nasdaq requirements for the respective Committee and be free from any relationship which may interfere with the exercise of his or her independent judgment as a member. The By-Laws also require that the Chairman of each Committee and at least two (2) of its members be a Super Independent Director (See Board Size, Quorum and Voting, and Director Nominations: Experience, Integrity, Diversity and other Criteria, below). Mr. Sean M. Whelan is Chairman of the Audit Committee.

Board Meetings

The Board meets regularly to receive and discuss operating and financial reports presented by management of SGRP and its advisors. During the year ended December 31, 2021, the Board held nine (9) meetings. Each incumbent Director is required to attend 75% of the board meetings. In 2021, all then current members attended at least 75% of the meetings.

Board Size, Quorum and Voting

Under the 2022 By-Laws: The current Board size was fixed at seven (7) directors on January 25, 2022; the Chairman and at least three (3) of the Board members must be Super Independent Directors (as defined therein), and the Chairman, Vice Chairman and Chairman of each Committee and at least two (2) of each Committee's members must be a Super Independent Director.

The Board size can only be changed from time to time by amending the By-Laws.

Board meetings require an attendance quorum of at least 70% of its members, including a majority of the Super Independent Directors.

Except as noted below: each director shall be entitled to one (1) vote; and the vote of the majority of the directors present at any meeting at which a quorum is present shall be the act of the Board.

However, in the event the Board:

(i)
Includes two (2) Super Independent Directors and the Chief Executive Officer, the director with the least tenure on the Board who is not a Super- Independent Director (other than the Chief Executive Officer) shall lose the right to vote on any matters that come before the Board;

(ii)
Includes one (1) Super Independent Director and the Chief Executive Officer, then two (2) of the then-serving directors who have the least tenure on the Board and are not Super Independent Directors (other than the Chief Executive Officer) shall lose the right to vote on any matters that come before the Board; or

(iii)
Includes no Super Independent Directors and the Chief Executive Officer, all of the then-serving directors who are not Super Independent Directors (other than the Chief Executive Officer) shall lose the right to vote on any matters that come before the Board.

In addition, Section 3.12 of the 2022 By-Laws requires that certain actions by the Board be approved by a super-majority of the Board consisting of at least 70% of the directors then in office, including a majority of the Super Independent Directors. Those super-majority actions include any amendment to the By-Laws, any Committee Charter, or SGRP's Ethics Code, and the issuance of more than 250,000 shares of SGRP's Common Stock or any right to acquire them.

Board Committees

From time to time the Board may establish permanent standing committees and temporary special committees to assist the Board in carrying out its responsibilities, and may delegate Board power and authority pursuant to charters approved by the Board. Under the By-Laws (see below), a "super majority" vote of at least 70% of all SGRP directors is now required for any new committee, change in any committee charter, or certain other actions (meaning any such Board action brought before a Board consisting of seven directors can be blocked by any three (3) directors), and an absolute majority of the Board is now required for the appointment to or removal of any director from any committee (meaning any such Board action brought before a Board consisting of seven directors can be blocked by any four (4) directors). Currently, SGRP has three (3) permanent standing committees; the Audit Committee, the Compensation Committee, and the Governance Committee. An audit committee is required by the Nasdaq Stock Market, Inc. ("Nasdaq"), the SEC, and applicable law. While SGRP is not similarly required to have either a compensation committee or governance committee, certain responsibilities assigned to these committees in their respective charters are required to be fulfilled by independent directors by Nasdaq Rules or SEC Rules.

Each of the Committee charters requires the Board to determine that each of its members satisfy applicable Nasdaq requirements for such a Committee and be free from any relationship would interfere with the exercise of his or her independent judgment as a member. The By-Laws also require that the Chairman of each Committee and at least two (2) of the members of the Audit Committee and Governance Committee be a Super Independent Director (See Board Size, Quorum and Voting, above, and Director Nominations: Experience, Integrity, Diversity and other Criteria, and By-Laws, below).

The standing committees of the Board are the Audit Committee of the Board (the "Audit Committee"), the Compensation Committee of the Board (the "Compensation Committee"), and the Governance Committee of the Board (the "Governance Committee"), as provided in the Corporation's By-Laws and their respective charters (See Limitation of Liability and Indemnification Matters, below).

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

As of January 25, 2022, the Audit Committee currently consists of Mr. Sean M. Whelan (its Chairman), and Mr. Michael Wager, each of whom has been determined by the Governance Committee and the Board to meet the independence requirements for Audit Committee members under Nasdaq Rules and SEC Rules and the By-Laws require that its Chairman and at least two (2) of the members of the Audit Committee and Governance Committee be Super Independent Directors. In connection with his appointment as a Director, the Governance Committee and the Board determined that Mr. Whelan was qualified to be the "Audit Committee financial expert" as required by Nasdaq Rules, SEC Rules and other applicable law.

During the year ended December 31, 2021, the Audit Committee met nine (9) times. All then current members attended at least 75% of the meetings.

Compensation Committee

The Compensation Committee assists the Board in fulfilling its oversight responsibilities respecting the compensation of the named executive officers and the other related policies of the Company, through which the Company endeavors to attract, motivate and retain the executive talent needed to optimize stockholder value in a competitive environment while facilitating the business strategies and long-range plans of the Company. The specific functions and responsibilities of the Compensation Committee are set forth in the written Charter of the Compensation Committee of the Board of Directors of SPAR Group, Inc., dated (as of) May 18, 2004, and amended through August 12, 2020 (the "Compensation Charter"), approved and recommended by the Compensation Committee and Governance Committee and adopted by the Board on May 18, 2004, and amended on August 12, 2020. The Compensation Committee also is given specific functions and responsibilities by and is subject to Nasdaq Rules, SEC Rules, Sarbanes-Oxley and other applicable law. You can obtain and review a current copy of the Compensation Charter on the Company's web site (www.sparinc.com), on which it is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab. The Compensation Charter was adopted to reflect the evolution of the Compensation Committee's informal responsibilities, the adoption of Sarbanes- Oxley, and changes in Nasdaq Rules, SEC Rules, securities laws and other applicable law pertaining to compensation committees. The Compensation Committee reviews and reassesses the Compensation Charter annually and recommends any needed changes to the Board for approval. The Compensation Committee's most recent review of its charter made and submitted and recommended by it to and approved by the Board on August 12, 2020. The changes made were largely to require Board review and approval (or modification or rejection) of the Compensation Committee's determinations of named executive compensation, equity awards, and compensation objectives.

The Compensation Committee (among other things and as more fully provided in the Compensation Charter):

(a)
Reviews the existing and proposed compensation plans, policies and practices of the Company, and reviews and recommends any desirable changes or additions to any such plan, policy or practice, all in order to: (i) attract and retain quality directors, executives and employees; (ii) provide total compensation competitive with similar companies; (iii) reward and reinforce the attainment of the Company's performance objectives; and (iv) align the interests of SGRP's directors and the Company's executives and employees with those of SGRP's stockholders (the "Company's Compensation Objectives");

(b)	Reviews the Company's existing and proposed Compensation Objectives from time to time;

(c)	Reviews the performance of and establishes the compensation for the Company's named executive officers;

(d)
Oversees the Company's equity awards, employee stock purchase plan and other benefit plans and severance policies, and reviews and recommends any necessary or desirable changes or additions to any such plan, policy or practice; and

(e)
May retain independent counsel, accountants or others to assist it in the conduct of an investigation or such other action as the Compensation Committee may otherwise determine as necessary to carry out its duties under its Charter and applicable law, the fees and expenses of all of which will be paid by the Corporation.

As of January 25, 2022, the Compensation Committee currently consists of Mr. Sean M. Whelan and Mr. Peter W. Brown, each of whom has been determined by the Governance Committee and the Board to meet the independence requirements for Compensation Committee members under Nasdaq Rules and SEC Rules. Mr. Sean M. Whelan also has been determined by the Governance Committee and the Board to be a Super Independent Director satisfying the new stricter requirements of the By-Laws. See Board Size, Quorum and Voting, above, and By-Laws, below.

During the year ended December 31, 2021, the Compensation Committee met eight (8) times. All then current members attended at least 75% of the meetings.

Governance Committee

The Governance Committee assists the Board in fulfilling its oversight responsibilities respecting the nomination of directors and committee members for the Board and the corporate documents and governance policies and practices of the Corporation. The specific functions and responsibilities of the Governance Committee are set forth in the written Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc., Dated (as of) May 18, 2004 (the "Governance Charter"), approved and recommended by the Governance Committee and adopted by the Board on May 18, 2004, and amended on March 18, 2021. The Governance Committee also is given specific functions and responsibilities by and is subject to the Nasdaq Rules, SEC Rules, Sarbanes-Oxley, and other applicable law, which are reflected in the Governance Charter. You can obtain and review a current copy of the Governance Charter on the Company's web site (www.sparinc.com), on which it is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab. The Governance Charter was adopted to reflect the evolution of the Governance Committee's informal responsibilities, the adoption of Sarbanes-Oxley, and changes in Nasdaq Rules, SEC Rules, securities laws, and other applicable law pertaining to governance committees. The Governance Committee reviews and reassesses the Governance Charter, Nomination Policy and Ethics Code (as such terms are defined below), as well as the By-Laws of the Corporation and the other Committee Charters, annually and recommends any needed changes to the Board for approval. The Governance Committee's most recent review of the Nomination Policy, Ethics Code, and the By-Laws of the Corporation was in November of 2019, when it determined no changes were then needed. The March 18, 2021, changes were largely to require Board review and approval (or modification or rejection) of the Governance Committee's determinations of director nominations to the Board and to the boards its foreign joint venture subsidiaries, determinations of independence and other matters. The Board's review and approval (or modification or rejection) is not expressly limited to its independent directors as required by Nasdaq for director nominations, but its Charter provides that: "For clarity, "approval by the Board" shall mean approval by the applicable directors of the Board as and to the extent required by Nasdaq rules or other Applicable Law."

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

As of January 25, 2022, the Governance Committee currently consists of Mr. Michael Wager and Mr. Peter Brown, each of whom has been determined by the Governance Committee and the Board to meet the independence requirements for Governance Committee members under Nasdaq Rules and SEC Rules. Mr. Michael Wager also has been determined by the Governance Committee and the Board to be a Super Independent Director satisfying the new stricter requirements of the By-Laws. The By-Laws require that the Governance Committee's Chairman and at least two (2) of the members of the Audit Committee and Governance Committee to be a Super Independent Director.   See Board Size, Quorum and Voting, above, and 2022 By-Laws, below.

During the year ended December 31, 2021, the Governance Committee met twelve (12) times. All then current members attended at least 75% of the meetings.

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

The Nomination Policy, applicable law and exchange rules require that a majority of the directors satisfy the independence requirements under the applicable Nasdaq Rules and SEC Rules and Delaware law. Each of the Committee charters requires the Board to determine that each of the members satisfy applicable Nasdaq requirements for such a Committee and be free from any relationship would interfere with the exercise of his or her independent judgment as a member. The By- Laws also require that the Chairman of the Board, at least three (3) Board members and the Chairman and at least two (2) members of each Committee be a Super- Independent Director (See Board Size, Quorum and Voting, above).

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

Each nominee for director was required to complete and submit a Directors' and Officers' Questionnaire as part of the process for making director nominations and preparation of this Proxy Statement.

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

Under the CIC Agreement (See Change of Control, Voting and Restricted Stock Agreement in Domestic Related Party Transactions, and Board Size, Quorum and Voting, above), Mr. Robert G. Brown is entitled to nominate two (2) directors (including himself), and Mr. William H. Bartels is entitled to nominate one (1) director (including himself). Under the terms of his employment, Michael R. Matacunas is entitled to be a director.

There is currently one vacancy on the SGRP Board, which under the By-Laws must be filled with a Super Independent Director.  See Board Size, Quorum and Voting, above, and By-Laws, below.

Based on the prior Directors' and Officers' Questionnaires of each director, as required by the Nominations Policy and the committee charters, the Governance Committee and Board each determined that: (i) Mr. Sean M. Whelan and Mr. Michael Wager each satisfies the independence requirements for Audit Committee members under Nasdaq Rules and SEC Rules and the Audit Committee Charter, and Mr. Sean M. Whelan is an "audit committee financial expert" under SEC Rules, as required by such rules and the Audit Charter; (ii) Mr. Sean M. Whelan and Mr. Michael Wager are Super Independent Directors under the By-Laws (See Board Size, Quorum, and Voting, above); (iii) Mr. Michael Wager and Mr. Peter W. Brown each satisfies the independence requirements for Governance Committee members under Nasdaq Rules and SEC Rules and the Governance Committee Charter; (iv) Mr. Sean M. Whelan and Mr. Peter W. Brown each satisfies the independence requirements for Compensation Committee members under Nasdaq Rules and SEC Rules and the Compensation Committee Charter; and (v) Mr. Robert G. Brown satisfies the general independence requirements for independent directors of the Board under Nasdaq Rules and SEC Rules and the By-Laws. Mr. Robert G. Brown, Mr. William H. Bartels, and Mr. Peter W. Brown are by definition excluded from being a Super Independent Director and accordingly cannot serve as the Chairman of the Board or any Committee.

By-Laws

On January 25, 2022, the Board adopted and approved amendments to SGRP's then existing Amended By-Laws in connection with the entry into the CIC Agreement (the "Amendments", and as amended, the "By-Laws"). The Amendments include the following:

(i)
The size of the Board is set at seven (7) directors, which shall include at least three (3) "Super Independent Directors", as defined in the 2022 By-Laws (See Board Size, Quorum and Voting, above).The Amendments remove the authority for the stockholders of the Corporation to change the size of the Board.

(ii)
The By-Laws now require 70% (or five (5) of seven (7)) of the directors, including a majority of Super Independent Directors to establish quorum, set the annual meeting agenda, issue or sell more than 250,000 shares of common stock (other than through stockholder approved plans) or any preferred stock, declare dividends, amend SGRP's certificate of incorporation, the 2022 By-Laws, any committee charter or SGRP's Ethics Code (See Board Size, Quorum and Voting, above).

(iii)	The threshold for the stockholders to amend the By-Laws is increased from a majority to 75% of the outstanding stock of the Corporation.

(iv)	Officers are allowed to adjourn shareholder meetings at their discretion.

(v)
The 2022 By-Laws establish voting rules to maintain "super" independence if there are less than three (3) Super Independent Directors (effectively reducing the votes held by certain other directors - See Board Size, Quorum and Voting, above).

(vi)	The 2022 By-Laws establish that only Super Independent Directors can be the Chairman or Vice Chairman of the Board or the Chairman of a committee.

(vii)	The Chairman no longer automatically holds the position of Chief Executive Officer upon a vacancy.

(viii)
On or before December 31, 2026, the threshold to call a special meeting of the Corporation is increased from 20% to 75% of the outstanding stock of the Corporation entitled to vote. On or after January 1, 2027, the threshold to call a special meeting of the Corporation is decreased from 75% to 25% of the outstanding stock of the Corporation.

The By-Laws continue to require that each candidate for director sign a written irrevocable letter of resignation and retirement effective upon such person failing to be re-elected by the required majority stockholder vote.

The foregoing description is only a summary of the Amendments and is qualified in its entirety by reference to a copy of 2022 By-Laws, which is incorporated by reference into this Annual Report as Exhibit 3.3 hereto.
Limitation of Liability and Indemnification Matters
The Corporation's Certificate of Incorporation, as amended, eliminates the liability of all directors to the Corporation and its stockholders for monetary damages for breaches of their fiduciary duties as directors to the maximum extent such liability can be eliminated or limited under the Delaware General Corporation Law, as amended (the "DGCL"), which applies to the Corporation as a Delaware corporation. The DGCL permits a certificate of incorporation to include a provision eliminating such personal liability of its directors, and such elimination is effective under the DGCL, except that such liability currently may not be eliminated or limited under the DGCL: (i) for any breach of their duty of loyalty to the Corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or (iv) for any transaction from which the director derived an improper personal benefit.

The 2022 By-Laws (unchanged in this regard by the latest restatement) provide that the Corporation must indemnify each of its current and former directors, executive officers and other designated persons (including those serving its affiliates in such capacities at the Corporation's request), and may in the Board's discretion indemnify the other current and former officers, employees and other agents of the Company, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit or proceeding against them in such capacity to the fullest extent permitted by DGCL. The 2022 By-Laws also provide that the Corporation must advance the expenses (including attorneys' fees) actually and reasonably incurred by any director in defending any such action, suit or proceeding in advance of its final disposition, subject to such person's agreement to the extent required by the DGCL under the circumstances to reimburse the Corporation if such person is not entitled to indemnification. The 2022 By-Laws and these mandatory indemnification provisions were approved and recommended by the Governance Committee and adopted by the Board of Directors of the Corporation in order to conform to the current practices of most public companies and to attract and maintain quality candidates for its directors and management, and are included in the 2022 By-Law is (see above). A current copy of the By-Laws is posted and available to stockholders and the public on the Corporation's web site (www.sparinc.com).

Section 145 of the DGCL provides that the Corporation (as a Delaware corporation) has the power to indemnify under various circumstances anyone who is or was serving as a director, officer, employee or agent of the Corporation or (at its request) another corporation, partnership, joint venture, trust or other enterprise, which includes indemnification against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation), but only if: (i) such person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Corporation; (ii) in the case of any criminal action or proceeding, such person had no reasonable cause to believe his or her conduct was unlawful; and (iii) in the case of any suit by or in the right of the Corporation in which the person is adjudged to be liable to the Corporation, the applicable court determines such person is nevertheless fairly and reasonably entitled to such indemnification under the circumstances. Section 145 of the DGCL also permits the Corporation to pay or advance the expenses (including attorneys' fees) actually and reasonably incurred by any such person in defending any such action, suit or proceeding, and requires that the Corporation indemnify such person for such unpaid expenses upon a successful defense of such action, suit or proceeding.

The Company maintains director and officer liability insurance that (subject to deductibles, maximums and exceptions) covers most liabilities arising out of the acts or omissions of any officer, director, employee or other covered person, both for the benefit of the Company and the direct benefit of its directors and officers, regardless of whether the By-Laws or DGCL Section 145 would permit indemnification of the matters covered by such insurance. The By-Laws (and DGCL Section 145) expressly permit the Corporation to secure such insurance and expressly provide that their respective indemnification provisions are not exclusive of any other rights to which the indemnified party may be entitled, including such insurance.

There is no pending action, suit or proceeding involving any director, officer, employee or agent of the Company in such capacity in which advancement or indemnification may be required or permitted.

Ethics Codes

SGRP has adopted codes of ethical conduct applicable to all of its directors, officers and employees, as approved and recommended by the Governance Committee and Audit Committee and adopted by the Board, in accordance with Nasdaq Rules and SEC Rules. These codes of conduct (collectively, the " Ethics Code") consist of: (1) the SPAR Group Code of Ethical Conduct for its Directors, Executives, Officers, Employees, Consultants and other Representatives Amended and Restated (as of) March 15, 2018 (the "Restated Ethical Code"); and (2) Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information, as amended and restated on May 1, 2004, and as further amended through March 10, 2011. Both Committees were involved because general authority over the Ethics Codes shifted from the Audit Committee to the Governance Committee with the adoption of the committee charters on May 18, 2004. However, the Audit Committee retained the express duty to review and approve the overall fairness of all material related-party transactions. You can obtain and review current copies of such code and policy on the Company's web site (www.sparinc.com), which are posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab.

The Ethics Code is intended to promote and reward honest, ethical, respectful and professional conduct by each director, executive, officer, employee, consultant and other representative of any of SGRP and its subsidiaries (together with SGRP, the "Company") and each other Covered Person (as defined in the Ethics Code) in his or her position with the Company anywhere in the world, including (among other things) serving each customer, dealing with each vendor and treating each other with integrity and respect, and behaving honestly, ethically and professionally with each customer, each vendor, each other and the Company. Article II of the Ethics Code specifically prohibits various forms of self-dealing (including dealing with relatives) and collusion and Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from using or disclosing the Confidential Information of the Company or any of its customers or vendors, seeking or accepting anything of value from any competitor, customer, vendor, or other person relating to doing business with the Company, or engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include (among other things) any contract with an affiliated person (each an "Approved Affiliate Contract") or anything else disclosed to and approved by SGRP's Audit Committee, as well as the ownership, board, executive and other positions held in and services and other contributions to affiliates of SGRP and its subsidiaries by certain directors, officers or employees of SGRP, any of its subsidiaries or any of their respective family members. The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including those related to the oversight and approval of conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in Part I Sections 2, 3, 11 and 12 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in Part IV Section 15 of the Audit Committee's Charter.

Significant Stockholder Governance Limitations

In consideration and as part of the CIC Agreement, the Majority Stockholders agreed that they and their affiliates will not directly or indirectly take any of the listed actions (the "Covered Matters") during the term of the CIC Agreement respecting their SGRP Shares (including voting, consents, proxies or other corporate actions), alone or in conjunction with other stockholders of the Corporation, unless any of the matters are the subject of a vote at a meeting of the Corporation's stockholders called by the Board.

The Covered Matters include taking or attempting any of the following:

(i)	Action by written stockholder consent;

(ii)	Submission of any stockholder proposals in advance of any annual or special stockholders meeting of the Corporation;

(iii)	Stockholder call for any special meetings of the Corporation's stockholders;

(iv)	Continuation or commencement any legal claims against the Company;

(v)	Changing the size of the Board;

(vi)	Appointing or removing any director or officer of the Corporation, except as expressly permitted in the CIC Agreement;

(vii)	Amending the Corporation's Certificate of Incorporation or By-Laws; or

(viii)	Entering any agreement, arrangement or understanding (written or otherwise) with any other Person in an effort to take any action in furtherance of the foregoing.

The foregoing description is only a summary of the CIC Agreement and is qualified in its entirety by reference to a copy of the CIC Agreement, which is incorporated by reference into this Annual Report as Exhibit 10.9.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation for services rendered to the Company in all capacities for the years ended December 31, 2021 and 2020 (but See - Transactions with Related Persons, Promoters and Certain Control Persons, below), by: (i) the Corporation's Chief Executive Officer; and (ii) each of the other persons named below, which include the two (2) most highly compensated Executives or other Officers of the Company. "Named Executive Officers" shall mean each of the individuals listed below, other than Mr. Bartels. The Company does not have any Non-Equity Incentive Compensation Plans other than as part of its individual Incentive Bonus Plans, any pension plans or any non-qualified deferred compensation plans, and accordingly those columns have been omitted.

Effective as of February 22, 2021, SPAR Group appointed Mr. Mike Matacunas the President, Chief Executive Officer and Director of SGRP. Effective July 13, 2021, SPAR Group Appointed Ron Lutz as Chief Global Commercial Officer and William Linnane as Chief Strategy and Growth Officer of SGRP. Effective as of August 31, 2020, Fay DeVriese became the Chief Financial Officer of SGRP. Mr. Steven J. Adolph resigned as President International of SGRP effective April 23, 2021. Mr. Gerard Marrone retired as Chief Revenue Officer of SGRP effective June 15, 2021. Mr. Christiaan M. Olivier resigned as Chief Executive Officer (Principal Executive Officer), President and a director of SGRP, and from all positions with SGRP's subsidiaries, effective August 7, 2020, and Mr. James R. Segreto retired as Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary of SGRP, and from all positions with SGRP's subsidiaries, effective August 7, 2020.

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)(1)	All Other Compensation ($) (2)	Total ($)
Steven J. Adolph	2021	74,970	--	--	49,020		123,990
President International	2020	206,000	20,600	--	--	--	226,600
William H. Bartels (3)	2021	100,000	--	--	--	45,719	145,719
Director	2020	100,000	--	--	--	20,588	120,588
Kori Belzer	2021	261,848	--	--	94,026	4,800	360,674
Global Chief Operating Officer	2020	255,567	208,632	--	5,250	4,800	474,249
Fay DeVriese	2021	278,750	--	--	37,445	2,400	318,595
Chief Financial Officer, Treasurer and Secretary	2020	85,365	--	--	--	--	85,365
William Linnane	2021	110,833	50,000	--	--	2,400	163,233
Chief Strategy and Growth Officer
Ron Lutz	2021	110,833	50,000	--	--	2,400	163,233
Chief Global Commercial Officer
Gerard Marrone	2021	100,920	--	--	61,516	--	162,436
Chief Revenue Officer	2020	206,000	250,401	--	--	--	456,401
Mike Matacunas	2021	250,000	50,000	–	–	4,086	304,086
Chief Executive Officer, President and Director
Christiaan M. Olivier	2020	215,704	414,814	–	3,204	23,200	656,922
Chief Executive Officer, President and Director
James R. Segreto	2020	154,000	181,839			3,600	339,439

(1)
These are not amounts actually paid to or received by the Named Executive or Officer. These are "compensation expenses" for restricted stock or stock option awards recognized by the Corporation under generally accepted accounting principles computed in accordance with ASC-718- 10.

(2)
"Other Compensation" primarily represents automobile allowance, except for: (1) $16,000 paid to Christiaan Olivier for living expenses; and (2) $47,719 paid to Mr. William Bartels for health care benefits and reimbursement for legal fees.

(3)
Mr. Bartels was and continues to be a director of SGRP, but retired as Vice Chairman on July 17, 2020, and retired as an employee of SGRP as of January 1, 2020. Accordingly, Mr. Bartels is now a non-employee director. (See Other Domestic Related Party Transactions - Bartels' Retirement and Director Compensation, below for a description of the benefits that he will receive as a director.)

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

●
Stock and Option Awards. The Corporation grants our Named Executive Officers awards of stock options and restricted stock units from time to time. Such options were issued with an exercise price equal to the fair market value on the date of grant and vest and become exercisable 25% on each of the first four anniversaries of the date of grant, provided that the recipient remains employed through the vesting date.

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

Potential Severance Payments upon a Change-In-Control and Termination

In order to retain and motivate certain highly qualified executives in the event of a "Change-in-Control", the Corporation entered into a separate Change in Control Severance Agreements (each a "CICSA") with Messrs. Michael R. Matacunas, Fay DeVriese, William Linnane, Ron Lutz and Kori Belzer.

Each CICSA provides that the applicable executive will receive a lump sum severance payment if both: (1) a "Change in Control" occurs; and (2) within the "Protected Period" the executive is terminated other than in a "Termination For Cause". The Protected Period is equal to the Term or 24 months from the then most recent Change in Control. The term is 36 months and automatically extends daily for another day unless the Corporation gives notice of non-renewal (in which case the Term ends on the third anniversary of such notice). The CICSA severance payment is equal to the sum of: (i) two (2) (Mr. Matacunas), 1.5 (Ms. DeVriese) or one (1) times the executive's annual salary (or in the case of Ms. Belzer, her monthly salary times the number of remaining months in the Protected Period following the applicable resignation or termination); plus (ii) the maximum bonus paid to such executive in either of the last two (2) years (although the bonus calculation is somewhat different for Ms. Belzer).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth unexercised options, unvested stock options and certain related information for each Named Officer outstanding as of December 31, 2021.

Stock Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable at 12/31/20 (#)	Number of Securities Underlying Unexercised Options Not Exercisable at 12/31/20 (#)	Option Price ($)	Option Date
Kori Belzer	08/06/13	35,000	--	$ 2.14	08/06/23
	05/07/17	6,250	--(1)	$ 0.90	05/17/27
	05/03/18	15,000	5,000(1)	$ 1.23	05/03/28
	04/05/19	--	12,500(2)	$ 0.64	04/05/29
Fay Devriese	08/31/20	--	150,000(3)	$ 0.85	08/31/30
Michael Matacunas	02/22/21	--	630,000(1)	$ 1.90	02/22/31
James Segreto	08/06/13	35,000	--	$ 2.14	08/06/23

(1)	Amounts vest on the anniversary of the grant date in 2022.
(2)	Amounts vest on the anniversary of the grant date, one half in 2022 and 2023.
(3)	Amounts vest on the anniversary of the grant date, one third in each 2022, 2023, and 2024.

Compensation of Directors

The following table sets forth all compensation costs of the Corporation for services rendered to it by its directors (other than any Named Officer), and certain other amounts that may have been received by or allocated to them, for the year ended December 31, 2021. The Corporation has not given restricted stock awards to its directors and does not have pension plans or non-qualified deferred compensation plans for its directors, so those columns have been omitted.

Name	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Arthur H. Baer (6)	2021	39,986	--	--	39,986
William H. Bartels	2021	105,000	--	--	105,000
James R. Brown, Sr. (2)	2021	52,250	--	--	52,250
Peter W. Brown (5)	2021	62,060	--	113,000	175,060
Robert G. Brown	2021	82,514	--	--	82,514
Panagiotis N. Lazaretos (7)	2021	69,482	--	--	69,482
Jeffrey A. Mayer (6)	2021	32,500	37,238	--	69,738
Igor Novgorodtsev (6)	2021	32,000	--	--	32,000
Michael Wager (3)	2021	11,807	--	--	11,807
Sean M. Whelan (4)	2021	13,954	--	--	13,954

(1)
These are not amounts actually paid to or received by the named director. These are "compensation expenses" for restricted stock or stock option awards recognized by the Corporation under generally accepted accounting principles computed in accordance with ASC- 718-10.

(2)	Mr. James R. Brown, Sr.'s tenure as a director of SGRP started on January 19, 2021 and ended on January 25, 2022.
(3)	Mr. Michael Wager tenure as a director of SGRP started on October 21, 2021.
(4)	Mr. Sean M. Whelan tenure as a director of SGRP started on October 21, 2021.
(5)	Mr. Peter W. Brown received other compensation of $47,000 for consulting work, and $66,000 for dividend declared and paid by Corporation's Brazilian subsidiary, SPAR BSMT.
(6)	Mr. Arthur H. Baer, Jeffery A. Mayer, and Igor Novgorodtsev resigned from SGRP effective June 9, 2021.
(7)	Mr. Panagiotis N. Lazaretos retired from SGRP effective January 25, 2022.

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

Under the Directors Compensation Plan taking effect for all periods on and after April 1, 2017: (i) each Independent Director and Non- Employee Director is entitled to receive director's fees of $55,000 per annum; (ii) each applicable Independent Director is entitled to receive for chairing the applicable committee an additional $10,000 per annum fee in the case of the Audit Committee Chairman; and (iii) an additional $7,500 per annum fee in the case of the Chairman of each of the Governance, Compensation, Strategic and Technology Committees in each case payable quarterly in cash. The Compensation Committee in May 2018 approved total compensation of $90,000 per year for the Corporation's Chairman.

In addition to their cash compensation, in the past, each Independent Director received options to purchase 10,000 SGRP Shares upon acceptance of the directorship, options to purchase 10,000 additional SGRP Shares after one (1) year of service, and options to purchase 10,000 additional SGRP Shares for each additional year of service thereafter (typically granted by the Corporation at the regularly scheduled board meeting which coincided with the Annual Meeting). All such options have an exercise price equal to 100% of the fair market value of a SGRP Share at the date of grant and prior to 2020 vested 100% on the first anniversary of the Award's grant date and for grants in 2020 or later over four (4) years, with one fourth of the original grant amount vesting on each anniversary of the grant date, if the Participant 's relationship as a director of SGRP or employee of the Company has not terminated by such anniversary.

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

Compensation Plan

Equity Compensation Plans

The following table contains a summary of the number of shares of Common Stock of SGRP to be issued upon the exercise of stock options outstanding at December 31, 2021, under the Inducement Plans, 2020 Plan, 2018 Plan, 2008 Plan and the Prior Plans, the weighted-average exercise price of those outstanding stock options, and the number of additional shares of Common Stock remaining available for future issuance of stock options and other stock-based awards.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding stock options and stock rights (#)	Weighted average exercise price of outstanding stock options and stock rights ($)	Number of securities remaining available for future issuance of options, rights and other stock- based awards (#)
Equity compensation plans approved by security holders:
2008 Plan	691,162	1.53	–
2018 Plan	160,000.93		–
2020 Plan	385,000	1.55	–
CFO Inducement	150,000.85		–
CEO Inducement	630,000	1.90	–
Restricted Stock Awards	80,079	1.87	–

Stock-Based Compensation Plan

2021 Plan

On June 4, 2021, the Board and the Board's Compensation Committee (the "Compensation Committee") approved the revised proposed 2021 Stock Compensation Plan of SPAR Group, Inc. (the "2021 Plan") for submission, approval and ratification by the Company's stockholders at their Annual Meeting on August 12, 2021. At that meeting, the 2021 Plan was ratified and approved by the Company's stockholders and became effective immediately on August 12, 2021 (the "2021 Plan Effective Date"), and its term continues through May 31, 2022 (the "2021 Plan Period"). The 2021 Plan terminates on May 31, 2022.

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

As of December 31, 2021, RSU Awards for 58,011 SGRP Shares had been granted under the 2021 Plan, all of which remain outstanding and none of which have been registered under the Securities Act.

2020 Plan

The Board authorized and approved the revised proposed 2020 stock compensation plan of SGRP (the "2020 Plan"), which was submitted to and approved by SGRP's stockholders at the Special Meeting of SGRP's stockholders on January 19, 2021 (the "2020 Plan Effective Date"). The 2020 Plan became effective immediately upon such approval.

The 2020 Plan: (a) had a four-month term from the 2020 Plan Effective Date (as defined below) through May 1, 2021 (the "2020 Plan Period"); and (b) provided for the issuance of "non-qualified" option awards to purchase shares of SGRP's Common Stock ("SGRP Shares") aggregating: (i) 550,000 SGRP Shares; plus (ii) 50,000 SGRP Shares for each of up to the first three (3) additional new Directors during the period December 1, 2020 to April 30, 2021 (for a possible total of 700,000 SGRP Shares) available for future Awards during the 2020 Plan Period as outlined below (the "20-21 Maximum") under 2020 Plan. Since one (1) new director joined the Board on the 2020 Plan Effective Date, 600,000 SGRP Shares were available for Awards on the 2020 Plan Effective Date.

The 2020 Plan required the Company to issue as of the plan effective date new awards for options to purchase: (i) an aggregate of 125,000 SGRP Shares to 19 employees (other than the Named Executive Officers) in individual amounts designated by the Board; (ii) 10,000 SGRP Shares to each of Panagiotis N. Lazaretos, Igor Novgorodtsev, Robert G. Brown and Arthur H. Baer (each a director); and (iii) 50,000 SGRP Shares to each member of the Board of Directors on the Effective Date of the Plan. Those option awards were granted by the Board on February 4, 2021. The 2020 Plan terminated on May 1, 2021, and no further option awards were available or granted under it.

Inducement Stock Award Summary

Nasdaq Rules permit the grant of options, RSUs and other stock-based awards outside of stockholder approved plans to induce executives to accept employment with the Corporation. Such inducement awards require Board approval, but do not require stockholder approval. See Recent Inducement Awards, below.

On August 2, 2021, as an inducement to Ron Lutz to become the Corporation's Chief Global Commercial Officer, the Corporation granted to Mr. Lutz RSU Awards issued and effective on that date having a fair market value of $50,000 (i.e., respecting 26,882 SGRP Shares at $1.86 per share) as of that date and vesting in one (1) year.

On August 2, 2021, as an inducement to William Linnane to become the Corporation's Chief Strategy and Growth Officer, the Corporation granted to Mr. Linnane RSU Awards issued and effective on that date having a fair market value of $50,000 (i.e., respecting 26,882 SGRP Shares at $1.86 per share) as of that date and vesting in one (1) year.

On February 22, 2021, as an inducement to Michael R. Matacunas to become the Corporation's Chief Executive Officer and a Director, the Corporation granted to Mr. Matacunas Awards consisting of: (a) nonqualified option Awards to acquire 630,000 SGRP shares at $1.90 per share; and (b) RSU Awards issued and effective: (i) on that date having a fair market value of $50,000 (i.e., respecting 26,315 SGRP Shares at $1.90 per share) as of that date and vesting in one (1) year; and (ii) on May 15, 2022, and on May 15th of each following year through 2031, provided that Grantee is then still employed as the CEO of the Corporation on such date, RSUs having a Fair Market Value of $100,000 on each such date, which shall be automatically issued and effective and shall be recorded by the Corporation on its books and records on each such date. Each of his RSU Awards vests one (1) year after issuance. His Option Award vests on February 22, 2022.

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

2008 Plan Summary

2008 Plan Stock option award activity for the years ended December 31, 2021 and 2020 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(Thousands)
Outstanding at January 1, 2020	2,227,211	$ 1.22	4.83	$ 452
Granted	–	–	–	–
Exercised/cancelled	57,500	1.00	–	–
Forfeited or expired	711,775	–	–	–
Outstanding at December 31, 2020	1,457,936	$ 1.31	3.63	$ 113
Granted	–	–	–	–
Exercised	87,712	1.08	–	–
Forfeited or expired	679,062	–	–	–
Outstanding at December 31, 2021	691,162	$ 1.53	2.60	$ 72
Exercisable at December 31, 2021	691,162	$ 1.53	2.60	$ 72

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

2018 Plan Summary

2018 Plan Stock option award activity for the years ended December 31, 2021 and 2020 are summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(Thousands)
Outstanding at January 1, 2020	555,000	0.89	8.88	–
Granted	–	–	–	–
Exercised/cancelled	18,750	1	–	–
Forfeited or expired	106,250	–	–	–
Outstanding at December 31, 2020	430,000	$ 0.90	7.87	$ 8
Granted	–	–	–	–
Exercised	60,000	0.85	–	–
Forfeited or expired	210,000	–	–	–
Outstanding at December 31, 2021	160,000	$ 0.93	6.82	$ 31
Exercisable at December 31, 2021	118,750	$ 0.97	6.60	$ 31

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

2020 Plan Summary

Following are the specific valuation assumptions used for options granted in 2021 and 2020 for the 2020 Plan:

	2021	2020
Expected volatility	52.8%	0.0%
Expected dividend yields	0.0%	0.0%
Expected term (in years)	5	0
Risk free interest rate	1.0%	0.0%
Expected forfeiture rate	4.0%	0.0%

2020 Plan Stock option award activity for the years ended December 31, 2021 and 2020 are summarized below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(Thousands)
Outstanding at January 1, 2020	–	–	–	–
Granted	–	–	–	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2020	–	$ –	–	$ –
Granted	565,000	1.55	4.10	–
Exercised	–	–	–	–
Forfeited or expired	180,000	–	–	–
Outstanding at December 31, 2021	385,000	$ 1.55	4.10	$ –
Exercisable at December 31, 2021	–	$ –	–	$ –

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

CFO Inducement Plan Summary

CFO Inducement Plan Stock option award activity for the years ended December 31, 2021 and 2020 are summarized below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(Thousands)
Outstanding at January 1, 2020	–	–	–	–
Granted	200,000	0.85	9.67	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2020	200,000	$ 0.85	9.67	$ 60
Granted	–	–	–	–
Exercised	50,000	0.85	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2021	150,000	$ 0.85	8.67	$ 57
Exercisable at December 31, 2021	–	$ –	–	$ –

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

CEO Inducement Plan Summary

Following are the specific valuation assumptions used for options granted in 2021 and 2020 for the CEO Plan:

	2021	2020
Expected volatility	52.7%	0.0%
Expected dividend yields	0.0%	0.0%
Expected term (in years)	1	0
Risk free interest rate	0.76%	0.0%
Expected forfeiture rate	6.0%	0.0%

CEO Inducement Plan Stock option award activity for the years ended December 31, 2021 and 2020 are summarized below:

Option Awards	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2020	–	$ –	–	$ –
Granted	630,000	1.90	9.15	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2021	630,000	$ 1.90	9.15	$ –
Exercisable at December 31, 2021	–	$ –	–	$ –

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

The following table summarizes the activity for restricted stock Awards during the years ended December 31, 2021 and 2020:

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at January 1, 2020	--	--
Granted	--	--
Vested	--	--
Forfeited	--	--
Unvested at December 31, 2020	--	--
Granted	80,079	$1.87
Vested	--	--
Forfeited	--	--
Unvested at December 31, 2021	80,079	$1.87

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

Audit and Compensation Committee Interlocks and Insider Participation

No member of the Board's Audit Committee, Compensation Committee or Governance Committee was at any time during the year ended December 31, 2021, or at any other time an officer or employee of the Company. No executive officer of the Company or Board member (including any member of SGRP's Board, Audit Committee, Compensation Committee or Governance Committee) serves as a member of the board of directors, audit, compensation or governance committee of any other entity, except for the positions of Messrs. Brown and Bartels as directors of SGRP and as directors and officers of certain of its affiliates, including SBS, SAS and Infotech (See Transactions with Related Persons, Promoters and Certain Control Persons, below).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of SGRP's Common Stock as of April 8, 2022, by: (i) each person who is known by SGRP to own beneficially more than 5% of SGRP's Common Stock; (ii) each of SGRP's directors; and (iii) each of the Named Executive Officers in the Summary Compensation Table. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	See Note #	Percentage
Common Shares	Robert G. Brown	5,003,925	(1)	22.2%
Common Shares	William H. Bartels	4,795,355	(1)	21.3%
Common Shares	Michael R. Matacunas	656,315	(1) (2)	2.9%
Common Shares	Peter W. Brown	172,017	(1) (3)	1%
Common Shares	Kori G. Belzer	72,798	(1) (4)	*
Common Shares	James R. Brown, Sr.	43,084	(1)	*
Common Shares	William Linnane	26,882	(1)	*
Common Shares	Ronald Lutz	26,882	(1)	*
Common Shares	Fay DeVriese	2	(1)	*
Common Shares	All Executives and Directors	10,797,260	-	47.8%

*       Less than 1%
(1)	The address of such owners is c/o SPAR Group, Inc. 1910 Opdyke Court, Auburn Hills, Michigan 48326.
(2)	Mr. Matacunas' beneficial ownership includes 630,000 shares issuable upon exercise of options and 26,315 restricted stock units.
(3)	Mr. Peter Brown's beneficial ownership includes 80,000 shares issuable upon exercise of options.
(4)	Ms. Belzer's beneficial ownership includes 67,500 shares issuable upon exercise of options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

SPAR's policy respecting approval of transactions with related persons, promoters and control persons is contained in the Ethics Code (See Ethics Code, below) The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including those related to the oversight and approval of conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in Part I Sections 2, 3, 11 and 12 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in Part IV Section 15 of the Audit Committee's Charter. The Governance Committee and Audit Committee each consist solely of independent directors. The 2022 By-Laws require that the Chairman of each such Committee and at least two (2) of its members be a Super Independent Director (See Board Size, Quorum and Voting, above).

SPAR's Audit Committee has the specific duty and responsibility to review and approve the overall fairness to the Company and terms of all material related- party transactions and payments. The Audit Committee reviews all related party transactions, in accordance with the Audit Committee Charter, the Ethics Code, the Nasdaq rules and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness to the Company, including pricing, payments to related parties and the ability to provide services at comparable performance levels).

Domestic Related Party Transactions

Mr. Robert G. Brown and Mr. William H. Bartels are directors and significant stockholders of SGRP, and thus each is a related party and affiliate of SGRP.  Mr. Robert G. Brown was the Chairman of the Board of Directors of SGRP (the "Board"), but ceased to be eligible to hold that position when the 2022 By-Laws became effective on January 25, 2022. SPAR Business Services, Inc. ("SBS"), SPAR InfoTech, Inc. ("Infotech"), and SPAR Administrative Services, Inc. ("SAS"), are related parties and affiliates of SGRP, but are not under the control or part of the Company. SBS is a related party and affiliate of SGRP because it is owned by SBS LLC, which in turn is beneficially owned by Mr. Robert G. Brown. Infotech is a related party and affiliate because it is owned principally by Mr. Robert G. Brown. SAS is a related party and affiliate of SGRP because it is owned principally by Mr. William H. Bartels and entities owned by affiliates of Mr. Robert G. Brown.

Change of Control, Voting and Restricted Stock Agreement

Approved by the majority of the Board and the Audit Committee and accepted by the Majority Stockholders defined below on December 31, 2021, and signed and effective January 28, 2022, SGRP entered into the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement"), by and among SGRP, Robert G. Brown, ("Mr. Brown"), William H. Bartels, ("Mr. Bartels"), SBS and SAS ("Majority Stockholders"), each of whom are affiliates and related parties of the Company (see above). In connection with the CIC Agreement, on January 25, 2022, the Board adopted the By-Laws. See Corporate Governance 2022 By-Laws, below.

The financial terms of the CIC Agreement to the Majority Stockholders, totaling $4,477,585, consists of the following:

a.
The Corporation will issue to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock which are convertible into SGRP Shares subject to the conversion ratio as set forth in the CIC Agreement of 1:1.5 basis, subject to adjustment for a forward or reverse share split, share dividend, or similar transactions. These shares will vest over time upon execution of the CIC Agreement through November 10, 2023 in five (5) phases, assuming the Majority Stockholders' ongoing compliance with the terms and conditions of the CIC Agreement. Series B Preferred Shares may only be transferred to affiliates and certain related parties of the Majority Stockholders if those affiliates and certain related parties execute a joinder to the CIC Agreement. The Series B Preferred Stock was valued at $3,690,000 in total, based on the SGRP stock price on December 31, 2021 of $1.23 per share over 3,000,000 SGRP shares.

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

In consideration and as part of the CIC Agreement, the Majority Stockholders and the Corporation mutually released each other and affiliates of all claims, including related potential and future claims. See also CIC Limits on Majority Stockholder Actions, above.

The foregoing description is only a summary of the CIC Agreement and is qualified in its entirety by reference to a copy of the CIC Agreement, which is incorporated by reference into this Annual Report as Exhibit 10.16.

James R. Brown, Sr. Advisor Agreement

On January 25, 2022, SGRP entered into a consulting agreement with Mr. James R. Brown, Sr., effective January 26, 2022, following his retirement as a director of SGRP on January 25, 2021, pursuant to which Mr. Brown will serve as a Board advisor to SGRP from time to time for a term of one (1) year (the "Brown Advisor Agreement"). As compensation for his services, Mr. Brown is entitled to receive compensation at a rate of $55,000 for the term of the Brown Advisor Agreement. Payments will be made in equal quarterly installments and will be pro-rated for partial quarters. This transaction has been approved as a related party transaction by SGRP's Audit Committee.

Panagiotis Lazaretos Consulting Agreement

On January 27, 2022, SGRP entered into a consulting agreement with Thenablers, Ltd. effective February 1, 2022 (the " Lazaretos Consulting Agreement"). Thenablers, Ltd. is wholly owned by Mr. Panagiotis Lazaretos, a retired director of SGRP. Following Mr. Lazaretos' retirement as a director on January 25, 2021, Thenablers, Ltd. agreed to provide the consulting services of Mr. Lazaretos to SGRP regarding global sales and new markets' expansion. The Lazaretos Consulting Agreement cannot be terminated by the consent of either party for the first twelve (12) months, and automatically expires on January 31, 2024. As compensation for its services, Thenablers, Ltd. is entitled to receive: (i) base compensation at a rate of $10,000 per month for the term of the Consulting Agreement; (ii) incentive based compensation as calculated in Exhibit A of the Lazaretos Consulting Agreement; and (iii) the outstanding options granted to Mr. Panagiotis ("Panos") N. Lazaretos on February 4, 2021 will continue to be outstanding and vest according to their terms under the agreement. This transaction has been approved as a related party transaction by SGRP's Audit Committee.

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

The Corporation's principal Brazilian subsidiary, SPAR BSMT, is owned 51% by the Company, 39% by JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by EILLC. JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil subsidiary pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party respecting the Company. EILLC is owned by Mr. Peter W. Brown, a director of SPAR BSMT and SGRP, and is the nephew of Robert G. Brown.

SPARFACTS is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by Ms. Lynda Chapman. Ms. Chapman is a director of SPARFACTS. Her various companies provide office lease, accounting and consultant services to SPARFACTS.

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

Bartels' Retirement and Director Compensation

William H. Bartels retired as an employee of the Company as of January 1, 2020. However, he continues to serve as a member of SPAR's Board.

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

Other Related Party Transactions and Arrangements

In July 1999: SPAR Marketing Force, Inc., a subsidiary of SGRP ("SMF"), SBS and Infotech (See Domestic Related Party Transactions, above) entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and has the right to unilaterally license and exploit certain portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software are co-owned with SBS and Infotech and each entered into a non-exclusive royalty-free license from the Company to use certain "SPAR" trademarks in the United States.

Director Independence

See Board Size, Quorum and Voting and Director Nominations: Experience, Integrity, Diversity and other Criteria, and By-Laws, above.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed to us for professional accounting services by BDO USA, LLP, including the audit of the Company's annual financial statements for the years ended December 31, 2021 and 2020, are set forth in the table below (amounts in thousands):

	2021	2020
Audit fees	$640	$625
Audit-related fees	50	45
Tax fees	187	157
Total	$877	$827

For purposes of the preceding table professional fees are classified as follows:

●
Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent registered accounting firm in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered accounting firm in connection with statutory and regulatory filings or engagements.

●
Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent registered accounting firm that are reasonably related to the performance of the audit or review of the financial statements. Audit related fees in the above table represent fees for a 401(k) audit and fees for a stand-alone audit of a subsidiary requested by the Company.

●
Tax fees — These are fees for all professional services performed by professional staff in our independent registered accounting firm's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

Since the Audit Committee's formation in 2003, as required by applicable law and Nasdaq rules, each audit-related or tax or other non-audit service performed by the Company's independent registered accounting firm either: (i) was approved in advance on a case-by-case basis by SGRP's Audit Committee; or (ii) fit within a pre-approved "basket" of audit-related or tax and other non-audit services of limited amount, scope and duration established in advance by SGRP's Audit Committee. In connection with the standards for independence of the Company's independent registered accounting firm promulgated by the SEC, the Audit Committee considers (among other things) whether the provision of such services would be compatible with maintaining the independence of the Company's registered independent accounting firm.

PART IV

15.	Amended Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

Please see SGRP's Exhibits and Financial Statement Schedules in Part IV in SGRP's Annual Report on Form 10-K for the year ended December 31, 2021 ("Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on April 15, 2022, which are incorporated herein by reference.

SGRP's Independent Registered Public Accounting Firm is BDO USA, LLP; Troy, Michigan; PCAOB ID#243.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By:	/s/ Michael R. Matacunas
Michael R. Matacunas
President and Chief Executive Officer

Dated as of: May 2, 2022

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael R. Matacunas and Fay DeVriese and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Michael R. Matacunas	President, Chief Executive Officer and Director,
Michael R. Matacunas	(Principal Executive Officer)
Dated as of: April 15, 2022

Robert G. Brown	Director
Robert G. Brown
Dated as of: April 15, 2022

/s/ Sean M. Whelan	Director
Sean M. Whelan
Dated as of: April 15, 2022

/s/ Michael Wager	Director
Michael Wager
Dated as of: April 15, 2022

/s/ William H. Bartels	Director
William H. Bartels
Dated as of: April 15, 2022

/s/ Peter W. Brown	Director
Peter W. Brown
Dated as of: April 15, 2022

/s/ Fay DeVriese	Chief Financial Officer,
Fay DeVriese	Treasurer and Secretary (Principal Financial and Accounting Officer)
Dated as of: April 15, 2022

Please see Parts I and II and SGRP's Financial Statement Schedules in Part IV in SGRP's Annual Report on Form 10-K for the year ended December 31, 2021 ("Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on April 15, 2022, which are incorporated herein by reference.