Form 10-Q
period 2022-03-31
SPAR Group, Inc.
filed 2022-05-16
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2022.

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on September 30, 2021, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $13.3 million.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SGRP	Nasdaq

The number of shares of the Registrant's Common Stock outstanding as of May 4, 2022, was 21,845,414 shares.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Net revenues	$58,994	$61,097
Related party - cost of revenues	2,145	1,864
Cost of revenues	45,018	46,974
Gross profit	11,831	12,259
Selling, general and administrative expense	9,254	9,011
Depreciation and amortization	510	530
Operating income	2,067	2,718
Interest expense	149	147
Other (income), net	(87)	(75)
Income before income tax expense	2,005	2,646
Income tax expense	551	865
Net income	1,454	1,781
Net (income) attributable to non-controlling interest	(780)	(864)
Net income attributable to SPAR Group, Inc.	$674	$917
Basic income per common share:	$0.03	$0.04
Diluted income per common share:	$0.03	$0.04
Weighted average common shares – basic	21,583	21,188
Weighted average common shares – diluted	21,729	21,581

Net income	$1,454	$1,781
Other comprehensive income (loss):
Foreign currency translation adjustments	$(374)	(1,835)
Comprehensive income (loss)	1,080	(54)
Comprehensive loss attributable to non-controlling interest	1,196	773
Comprehensive income attributable to SPAR Group, Inc.	$2,276	$719

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$14,061	$13,473
Accounts receivable, net	59,997	54,171
Prepaid expenses and other current assets	5,750	4,382
Total current assets	79,808	72,026
Property and equipment, net	3,005	2,929
Operating lease right-of-use assets	1,539	1,781
Goodwill	4,179	4,166
Intangible assets, net	2,488	2,295
Deferred income taxes	5,511	4,468
Other assets	1,694	1,351
Total assets	$98,224	$89,016
Liabilities and equity
Current liabilities:
Accounts payable	$8,787	$8,943
Accrued expenses and other current liabilities	23,054	22,031
Due to affiliates	3,333	3,270
Customer incentives and deposits	3,132	3,901
Lines of credit and short-term loans	15,831	11,042
Current portion of operating lease liabilities	814	1,019
Total current liabilities	54,951	50,206
Operating lease liabilities, less current portion	725	762
Long-term debt and other liabilities	700	700
Total liabilities	56,376	51,668
Commitments and contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock, Series - A, $.01 par value: authorized shares– 2,445,598; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Preferred stock, Series - B Convertible, $.01 par value; authorized shares– 2,000,000:1,650,000 and none issued and outstanding at March 31, 2022 and December 31, 2021	17	-
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 21,845,414 – Balance at March 31, 2022, and 21,320,312 – December 31, 2021	218	213
Treasury stock, at cost 54,329 shares – Balance at March 31, 2022 and December 31, 2021	(104)	(104)
Additional paid-in capital	20,629	17,231
Accumulated other comprehensive loss	(3,426)	(5,028)
Retained earnings	8,113	7,439
Total SPAR Group, Inc. equity	25,447	19,751
Non-controlling interest	16,401	17,597
Total equity	41,848	37,348
Total liabilities and equity	$98,224	$89,016

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

				Series B
		Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
		Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2022		21,320	$213	-	$-	54	$(104)	$17,231	$(5,028)	$7,439	$17,597	$37,348

Share-based compensation		-	-	-	-	-	-	150	-	-	-	150
Majority stockholders change in control agreement	:
Issuance of Preferred Stock		-	-	2,000	20	-	-	3,248	-	-	-	3,268
Conversion of preferred stock to common stock		525	5	(350)	(3)	-	-	-	-	-	-	2
Other comprehensive income (loss)		-	-	-	-	-	-	-	1,602	-	(1,976)	(374)
Net income		-	-	-	-	-	-	-	-	674	780	1,454
Balance at March 31, 2022		21,845	$218	1,650	$17	54	$(104)	$20,629	$(3,426)	$8,113	$16,401	$41,848

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited continued)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2021	21,122	$211	2	$(2)	$16,645	$(3,913)	$9,218	$16,463	$38,622

Exercise of stock options	131	1	-	-	(66)	-	-	-	(65)
Share-based compensation	-	-	-	-	99	-	-	-	99
Other comprehensive (loss)	-	-	-	-	-	(198)	-	(1,637)	(1,835)
Net income	-	-	-	-	-	-	917	864	1,781
Balance at March 31, 2021	21,253	$212	2	$(2)	$16,678	$(4,111)	$10,135	$15,690	$38,602

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$1,454	$1,781
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	510	530
Non-cash lease expense	241	421
Bad debt expense, net of recoveries	34	69
Share-based compensation	150	99
Majority stockholders change in control agreement	(420)	-
Changes in operating assets and liabilities:
Accounts receivable	(5,780)	(6,100)
Prepaid expenses and other assets	(1,716)	857
Accounts payable	(145)	1,384
Operating lease liabilities	(242)	(421)
Accrued expenses, other current liabilities and customer incentives and deposits	2,916	3,773
Net cash (used in) provided by operating activities	(2,998)	2,393

Investing activities
Purchases of property and equipment and capitalized software	(478)	(332)
Net cash used in investing activities	(478)	(332)

Financing activities
Borrowings under line of credit	19,271	15,715
Repayments under line of credit	(14,446)	(12,069)
Cash received (payments) from stock options exercised	-	(65)
Net cash provided by financing activities	4,825	3,581

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(761)	(1,901)
Net change in cash, cash equivalents and restricted cash	588	3,741
Cash, cash equivalents and restricted cash at beginning of period	13,473	15,972
Cash, cash equivalents and restricted cash at end of period	$14,061	$19,713

Supplemental disclosure of cash flows information:
Interest paid	$162	$159
Income taxes paid	$611	$550
Non-cash Majority Stockholders Agreement	$3,270	$-

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

Basis of Presentation and Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Unaudited Interim Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2022 and the interim condensed consolidated statements of income, statements of comprehensive income (loss), and statements of equity for the three (3) months period ended March 31, 2022 and 2021, statements of cash flows for the three (3) months period ended March 31, 2022 and 2021, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2022, its results of operations for the three (3) months period ended March 31, 2022 and 2021, and its cash flows for the three (3) months period ended March 31, 2022 and 2021 in accordance with U.S. GAAP. The results for the three (3) months period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022, and the First Amendment to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2021, as filed with the SEC on May 2, 2022 (as so amended, the "Annual Report"). Particular attention should be given to Items 1, Business and 1A, Risk Factors of the Company’s Annual Report on Form 10-K.

2.	Business

SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, “SPAR Group” or the “Company”, “We”, “Our”), is a leading global merchandising and brand marketing services company, providing a broad range of services to retailers, consumer goods manufacturers and distributors around the world. With more than 50 years of experience, a network of approximately 25,000+ merchandising specialists around the world working during the year, more than 11 million hours in store per year, and long-term relationships with some of the world’s leading businesses, we provide specialized capabilities across nine (9) countries and five (5) continents. Our unique combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates us from the competition.

The Company historically operated under two (2) divisions: Domestic and International. The Domestic division was comprised of all operations within the United States, and the International division was a consolidation of all operations and joint ventures outside of the United States. To better align the business structure with the Company’s global growth strategy and leveraging regional footprint, the Company effective January 1, 2022, operates under three (3) divisions: Americas, Asia-Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”). The Americas division is comprised of the United States, Canada, Mexico, and Brazil, APAC is comprised of China, Japan, Australia, and India, and EMEA is comprised of South Africa.

Novel Coronavirus (Covid-19) Outbreak

The COVID-19 pandemic has not had material unfavorable effects to the Company's financial results during the fiscal year of 2021 although the economic impact continues to evolve globally. In March of 2022, China implemented zero tolerance COVID-19 policy and locked down Shanghai Province and surrounding districts. The policy has since expanded to other cities with no firm expiration date; operations of the Company's joint venture in China was impacted as a result. The Company's joint venture in China comprises approximately 6% of the Company’s total revenue in 2021, and it appears that current year results will continue to not have a material impact to SPAR’s total consolidated financial results. Management continues to actively monitor the situation and assess operational and cashflow impact to determine course of actions.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Restricted Cash

Fifth Third CreditFacility

One of the Company’s consolidated subsidiaries, Resource Plus of North Florida, Inc. (“Resource Plus”), was a party to a revolving line of credit facility (the “Fifth Third Credit Facility”) from Fifth Third Bank for $3.5 million, with an expiration date of June 16, 2022. The credit facility was terminated as of December 31, 2021.

Resource Plus closed the line of credit with Fifth Third Bank on March 11, 2022. Resource Plus has maintained a letter of credit with an existing $855,000 restricted cash balance with Fifth Third Bank to be in compliance with their insurance policy.

The Company's total cash, cash equivalents and restricted cash, as presented in the consolidated statements of cash flow, was as follows (in millions):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$13,206	$13,473
Restricted cash included in cash, cash equivalents and restricted cash	855	-
Total as presented in the consolidated statement of cash flows	$14,061	$13,473

4.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income attributable to SPAR Group, Inc.	$674	$917

Denominator:
Shares used in basic net income per share calculation	21,583	21,188
Effect of diluted securities:
Stock options and unvested restricted shares	146	393
Shares used in diluted net income per share calculations	21,729	21,581

Basic net income per common share:	$0.03	$0.04
Diluted net income per common share:	$0.03	$0.04

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

5.	Credit Facilities and Other Debt

Domestic Credit Facilities

North Mill Capital Credit Facility

The Company, under SPAR Marketing Force (“SMF”) and SPAR Canada, has a secured revolving credit facility in the United States and Canada (the "NM Credit Facility") with North Mill Capital, LLC, d/b/a SLR Business Credit ("NM").

In order to obtain, document and govern the NM Credit Facility, SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, entered into a 18-month individual Loan and Security Agreements with NM dated as of April 10, 2019.

On January 5, 2021, the Company and NM entered into an agreement as of January 4, 2021, and effective as of December 31, 2020 (the "First Modification Agreement"), to extend the NM Credit Facility from October 10, 2021 to April 10, 2022, and increased the amounts of the credit facilities to $14.5 (USD) million in the United States and decreased the facility to $1.5 (CDN) million in Canada; in addition the First Modification Agreement increased SMF's borrowing base availability for unbilled receivables to up to 70% from January 1, 2021 through June 30, 2021, and increased the unbilled cap for SMF to $4.5 million (USD) from $3.9 million (USD).

The NM Credit Facility, as amended by the First Modification Agreement continued to require the Company to pay interest on the loans equal to: (A) Prime Rate designated by Wells Fargo Bank; plus (B) one hundred twenty-five basis points (1.25%) or a minimum of 6.75%. In addition, the Company continues to pay a facility fee to NM of 1.5% for the first $10.5 million loan balance, or $157,500 per year over the term of the agreement, plus a $15,000 one-time fee for each incremental $1 million increase in loan balance up to $14.5 million. Additionally, for the First Modification Agreement, SPAR paid NM a fee of $7,500 and agreed to reimburse NM's legal and documentation fees.

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

On March 31, 2022, the aggregate interest rate was 5.25% per annum, and the outstanding loan balance was $12.5 million. Outstanding amounts are classified as short-term debt.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Company, including maintaining a positive trailing EBITDA for each Borrower, limits on non-ordinary course payments and transactions, incurring or guarantying indebtedness, increases in executive, officer or director compensation, capital expenditures and other investments. The Company was in compliance with such covenants as of March 31, 2022.

Resource Plus – Seller Notes

Effective with the closing of the Resource Plus acquisition, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts. The annual interest rate is 1.85% and the total balance owed at March 31, 2022 was approximately $1.0 million.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

International Credit Facilities

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $586,000 USD (based upon the exchange rate at March 31, 2022). The facility provides for borrowing based upon a formula, as defined in the applicable loan agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of  March 31, 2022 was $164,000 (Australian) or $124,000 USD and is due on demand.

SPAR China has secured a loan with Industrial and Commercial Bank of China, effective December 21, 2021, for 2.0 million Chinese Yuan or approximately $315,000 USD (based upon the exchange rate at March 31, 2022). The loan expires on November 4, 2022. The annual interest rate was 4.15% as of March 31, 2022. The outstanding balance with Industrial and Commercial Bank of China as of March 31, 2022 was 2.0 million Chinese Yuan or $315,000 USD and is due on demand.

SPAR China has secured a loan with People's Bank of China for 1.0 million Chinese Yuan or approximately $158,000 USD (based upon the exchange rate at March 31, 2022). The loan expires on June 7, 2022. The annual interest rate was 3.65% as of  March 31, 2022. The outstanding balance with People's Bank of China as of March 31, 2022 was 1.0 million Chinese Yuan or $158,000 USD and is due on demand.

SPAR China has secured a loan with Industrial Bank for 3.0 million Chinese Yuan or approximately $473,000 USD (based upon the exchange rate at March 31, 2022). The loan expires on December 18, 2022. The annual interest rate was 6.0% as of March 31, 2022. The outstanding balance with Industrial Bank as of March 31, 2022 was 3.0 million Chinese Yuan or $473,000 USD and is due on demand.

SGRP Meridian has secured a loan with Investec Bank Ltd, for 30.0 million South African Rand or approximately $2.0 million USD (based upon the exchange rate at March 31, 2022). The loan expires on July 13, 2022. The annual interest rate was 7.75% as of March 31, 2022. The outstanding balance with Investec Bank Ltd as of March 31, 2022 was approximately 30.0 million South African Rand or $2.0 million USD.

	Interest Rate
	as of
	March 31, 2022	2022	2023	2024	2025	2026	2027
Australia - National Australia Bank	6.56%	124	-	-	-	-	-
China- Industrial & Commercial Bank	4.15%	315	-	-	-	-	-
China- People's Bank of China	3.65%	158	-	-	-	-	-
China- Industrial Bank	6.00%	473	-	-	-	-	-
South Africa - Investec Bank Ltd.	7.75%	2,002	-	-	-	-	-
USA - North Mill Capital	5.25%	12,459	-	-	-	-	-
USA - Resource Plus Seller Notes	1.85%	300	700	-	-	-	-
Total		$15,831	$700	$-	$-	$-	$–

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	March 31,	December 31,
	2022	2021
Unused Availability:
United States / Canada	$2,540	$5,319
Australia	477	455
China	158	157
Mexico	378	743
Total Unused Availability	$3,553	$6,674

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

SPAR's Audit Committee has the specific duty and responsibility to review and approve the overall fairness to the Company and terms of all material related-party transactions and payments. The Audit Committee periodically (often annually) reviews, in accordance with the Audit Committee Charter, the Ethics Code, the Nasdaq rules and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness to the Company, including pricing, payments to related parties and the ability to provide services at comparable performance levels). The Audit Committee periodically reviews all related party relationships and transactions.

Domestic Related Party Transactions

Change of Control, Voting and Restricted Stock Agreement

Approved by the majority of the Board and the Audit Committee and accepted by the Majority Stockholders on December 31, 2021, and signed and effective January 28, 2022, SGRP entered into the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement"), by and among SGRP, Robert G. Brown, ("Mr. Brown"), William H. Bartels, ("Mr. Bartels"), SPAR Administrative Services, Inc., a corporation ("SAS"), and SPAR Business Services, Inc., a corporation ("SBS"), and collectively with Mr. Brown, Mr. Bartels and SAS, the ("Majority Stockholders") (the "Agreement").

The financial terms of the CIC Agreement to the Majority Stockholders, totaling $4,477,585 and fully accrued in December 2021, consists of the following:

a.	The Corporation issued to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock which are convertible into SGRP Shares subject to the conversion ratio as set forth in the CIC Agreement of 1:1.5 basis, subject to adjustment for a forward or reverse share split, share dividend, or similar transactions. These shares will vest over time upon execution of the CIC Agreement through November 10, 2023 in five (5) phases, assuming the Majority Stockholders' ongoing compliance with the terms and conditions of the CIC Agreement. Series B Preferred Shares may only be transferred to affiliates and certain related parties of the Majority Stockholders if those affiliates and certain related parties execute a joinder to the CIC Agreement. The Series B Preferred Stock was valued at $3,690,000 in total, based on the SGRP stock price on December 31, 2021 of $1.23 per share for 3,000,000 SGRP shares. Upon execution of the agreement in January of 2022, 2,000,000 restricted shares of Series B Preferred Stock were issued to the Majority Stockholders based on the SGRP stock price on January 28, 2022 of $1.09 per share and recorded in paid-in capital at $3,270,000 as of March 31, 2022. The $420,000 difference between what was accrued for as of December 31, 2021 was adjusted in selling, general and administrative expenses during the quarter ended March 31, 2022. Immediately after the issuance of the Series B restricted shares, 350,000 of Series B Preferred Stock was converted to 525,000 of common shares per terms of the agreement.

b.

The Corporation made a $250,000 cash payment to Mr. Brown and agreed to reimburse up to $35,000 of the legal expenses of the Majority Stockholders that were incurred after January 1, 2021 in connection with the negotiation and execution of the CIC Agreement. Both payments have been made in Q1 of 2022.

c.

The Corporation assumed financial responsibility for, and will pay directly to Affinity Insurance Company, Ltd., $502,585 to settle SAS obligations and the related claim for the 2014-2015 plan year. The payment has been made directly to Affinity Insurance Company, Ltd. in Q1 of 2022.

James R. Brown, Sr. Advisor Agreement

Effective January 26, 2022, SGRP entered into a consulting agreement with Mr. James R. Brown, Sr., following his retirement as a director of SGRP on January 25, 2022, pursuant to which Mr. Brown will serve as a Board advisor to SGRP from time to time for a term of one (1) year (the "Brown Advisor Agreement"). As compensation for his services, Mr. Brown is entitled to receive compensation at a rate of $55,000 for the term of the Brown Advisor Agreement. Payments will be made in equal quarterly installments and will be pro-rated for partial quarters.

Panagiotis Lazaretos Consulting Agreement

Effective February 1, 2022, SGRP entered into a consulting agreement with Thenablers, Ltd. (the "Lazaretos Consulting Agreement"). Thenablers, Ltd. is wholly owned by Mr. Panagiotis Lazaretos, a retired director of SGRP. Following Mr. Lazaretos' retirement as a director on January 25, 2022, Thenablers, Ltd. agreed to provide the consulting services of Mr. Lazaretos to SGRP regarding global sales and new markets' expansion. The Lazaretos Consulting Agreement cannot be terminated by the consent of either party for the first twelve (12) months, and automatically expires on January 31, 2024. Upon the one-year anniversary of the effective date, the Lazaretos Consulting Agreement may be terminated by either party with 180 days’ notice in writing to the other party. As compensation for its services, Thenablers, Ltd. is entitled to receive: (i) base compensation at a rate of $10,000 per month for the term of the Consulting Agreement; (ii) incentive-based compensation; and (iii) the outstanding options granted to Mr. Panagiotis ("Panos") N. Lazaretos on February 4, 2021 will continue to be outstanding and vest according to their terms under the agreement.

Other Domestic Related Party Transactions

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and also a director of both NMA and NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin also owns 100% of National Store Retail Services ("NSRS"). Since September 2018 through June of 2021, NSRS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs. Starting in July of 2021, the domestic merchandising specialist field force services provided by NSRS was transitioned to National Remodel & Setup Services, LLC ("NRSS") with the same financial arrangement. Mrs. Andrea Burdekin is the owner of NRSS. NMS also leases office space from Mr. Burdekin's Personal property. The costs associated with this transaction were approximately $2.1M and $1.8M as of  March 31, 2022 and 2021, respectively.

Resource Plus of North Florida, Inc. ("Resource Plus"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the Resource Plus membership interests and by Mr. Richard Justus through his ownership of the other 49% of the Resource Plus membership interests. Mr. Justus has a 50% ownership interest in RJ Holdings which owns the buildings where Resource Plus is headquartered and operates. Both buildings are subleased to Resource Plus. The costs associated with these transactions were approximately $180,000 and $290,000 for the three-month periods ended  March 31, 2022 and 2021, respectively.

International Related Party Services

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international joint venture of the Company and is owned 51% by SGRP, 23% by Friedshelf 401 Proprietary Limited and 26% by Lindicom Empowerment Holdings Proprietary Limited. Until December 31, 2021, Meridian owned 51% of CMR (Pty), Ltd. (“CMR”) where Mr. Adrian Wingfield owned 49% and was also a Director of CMR Meridian. Meridian leases office space from Merhold Holding Trust ("MHT") where Mr. Wingfield is one of the beneficial owners. Effective January 1, 2022 Meridian acquired the remaining CMR shares from Mr. Wingfield and terminated his CMR directorship as a result.

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

SPARFACTS is a consolidated international joint venture of the Company and is owned 51% by SGRP and 49% by Ms. Lydna Chapman. Ms. Chapman is a director of SPARFACTS. Her various companies provide office lease, accounting and consultant services to SPARFACTS. The costs associated with these activities were approximately $91,000 and $76,000 for the three-month periods ended March 31, 2022 and 2021, respectively.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Summary of Certain Related Party Transactions

Due to affiliates consists of the following (in thousands):	March 31,	December 31,
	2022	2021
Loans from local investors: (1)
Australia	$656	$597
Mexico	623	623
China	1,788	1,784
Resource Plus	266	266
Total due to affiliates	$3,333	$3,270

(1)

Represent loans due from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms, are due on demand, and are classified as current liabilities in the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Bartels' Retirement and Director Compensation

Mr. William H. Bartels retired as an employee of the Company as of January 1, 2020 but continues to serve as a member of SPAR's Board, a position he has held since July 8, 1999. Mr. Bartels is also one of the founders and a significant stockholder of SGRP. Effective January 18, 2020, SPAR's Governance Committee proposed and unanimously approved retirement benefits for the five-year period commencing January 1, 2020, and ending December 31, 2024 (the "Five-Year Period"), for Mr. Bartels. The aggregate value of benefits payable to Mr. Bartels is approximately $220,558 per year and a total of $1,102,790 for the Five-Year Period. As of March 31, 2022 $355,918 remains outstanding and is included within accrued expenses and other current liabilities.

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

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share, which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish at its discretion. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized SGRP Series "A" Preferred Stock. At March 31, 2022, no shares of SGRP Series "A" Preferred Stock were issued and outstanding.

On January 28, 2022, SGRP entered into the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement") with the Majority Stockholders. As part of execution of the CIC agreement, on January 25, 2022, the Corporation filed a Certificate of Elimination for its “Certificate of Designation of Series “A” Preferred Stock of SPAR Group, Inc.” (the “Certificate of Elimination”). Pursuant to the Certificate of Elimination, the Series "A" Preferred Stock was cancelled and withdrawn. As a result, all 3,000,000 shares of the previously authorized Series "A" Preferred Stock were returned to the Corporation’s authorized “blank check” preferred stock. There were no shares of Series "A" Preferred Stock outstanding at the time of the cancellation.

Subsequent to filing the Certificate of Elimination, on January 25, 2022, the Corporation filed a “Certificate of Designation of Series “B” Preferred Stock of SPAR Group, Inc.” (the “Preferred Designation”) with the Secretary of State of Delaware, which designation had been approved by the Board on January 25, 2022. The Preferred Designation created a series of 2,000,000 shares of Preferred Stock designated as “Series "B" Preferred Stock” with a par value of $.01 per share (the “Preferred Stock”). The Preferred Shares do not carry any voting or dividend rights and are convertible into the Common Stock on a 1 for 1.5 basis. As of March 31, 2022, 1,650,000 shares of Series "B" Preferred Stock remain outstanding.

8.	Stock-Based Compensation and Other Plans

The Company recognized approximately $110,000 and $96,000 in stock-based compensation expense relating to stock option awards during the three-month periods ended March 31, 2022 and 2021, respectively. The tax benefit available from stock-based compensation expense related to stock option during both the three (3) months period ended March 31, 2022 and 2021 was approximately $27,000 and $24,000 respectively. As of March 31, 2022, total unrecognized stock-based compensation expense related to stock options was $228,000.

During the three (3) months period ended March 31, 2022 and 2021, the Company recognized approximately $40,000 and $5,000, respectively of stock-based compensation expense related to restricted stock. The tax benefit available to the Company from stock-based compensation expense related to restricted stock during the three (3) months period ended March 31, 2022 and 2021 was approximately $10,000 and $1,000, respectively. As of March 31, 2022, there was $116,000 unrecognized stock-based compensation expense related to unvested restricted stock awards.

2021 Plan

On June 4, 2021, the Board and the Board's Compensation Committee (the "Compensation Committee") approved the revised proposed 2021 Stock Compensation Plan of SPAR Group, Inc. (the "2021 Plan") for submission, approval and ratification by the Company's stockholders at their Annual Meeting on August 12, 2021. At that meeting, the 2021 Plan was ratified and approved by the Company's stockholders and became effective immediately on August 12, 2021 (the "2021 Plan Effective Date"), through May 31, 2022 (the "2021 Plan Period"). The 2021 Plan terminates on May 31, 2022 (or earlier upon the stockholder approval of the 2022 Plan).

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

Option Awards under the 2021 Plan expire on the fifth anniversary of grant or sooner as provided in the 2021 Plan, whether or not vested. Once vested under the 2021 Plan, RSU Awards do not expire. Under the 2021 Plan: (i) each stock option Award must vest over a four-year period following the date of grant in four (4) equal amounts annually starting on the first anniversary of the grant date; (ii) any RSU Award granted to an employee shall vest over a three-year period following the date of grant annually in three (3) equal amounts starting on the first anniversary of the RSU grant date; and (iii) any RSU Award granted to a Director shall vest over a one-year period following the date of grant in four (4) equal amounts quarterly with one (1) installment vesting at the end of each three-month period following the date of the RSU grant date. As of March 31, 2021, 58,011 RSU Awards had been granted under the 2021 Plan (all of which remained outstanding).

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

The 2020 Plan required the Company to issue as of the plan effective date new awards for options to purchase: (i) an aggregate of 125,000 SGRP Shares to 19 employees (other than the Named Executive Officers) in individual amounts designated by the Board; (ii) 10,000 SGRP Shares to each of Panagiotis N. Lazaretos, Igor Novgorodtsev, Robert G. Brown and Arthur H. Baer (each a director at that time); and (iii) 50,000 SGRP Shares to each member of the Board of Directors on the Effective Date of the Plan. Those options were granted by the Board on February 4, 2021. The 2020 Plan was terminated on May 1, 2021, and no further options were granted under it.

2018 and 2008 Plan

As of March 31, 2022, there were awards representing 600,000 shares of SGRP's Common Stock that had been granted under the 2018 Plan (160,000 of which remain outstanding), and awards representing 691,162 shares of SGRP's Common Stock outstanding under the 2008 Plan. After May 31, 2019, the 2018 Plan ended, and no further grants can be made under the 2018 Plan respecting such shares of SGRP's Common Stock.

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

On February 22, 2021, as an inducement to Michael R. Matacunas to become the Corporation's Chief Executive Officer and a Director, the Company granted to Mr. Matacunas Awards consisting of: (a) nonqualified option Awards to acquire 630,000 SGRP shares at $1.90 per share; and (b) RSU Awards issued and effective: (i) on that date having a fair market value of $50,000 (i.e., respecting 26,315 SGRP Shares at $1.90 per share) as of that date and vesting in one (1) year; and (ii) on May 15, 2022, and on May 15 of each following year through 2031, provided that Mr. Matacunas is then still employed as the CEO of the Company on such date, RSUs having a Fair Market Value of $100,000 on each such date, which shall be automatically issued and effective and shall be recorded by the Corporation on its books and records on each such date. Each of his RSU Awards vests one (1) year after issuance. His Option Award vested on February 22, 2022.

On August 31, 2020, as an inducement to Fay DeVriese to become the Corporation's Chief Financial Officer and a Director, the Corporation granted to Ms. DeVriese an Award consisting of nonqualified options to acquire 200,000 SGRP shares at $0.85 per share, vesting twenty-five percent (25%) of the total number of shares of Common Stock on August 31, 2021, and the balance shall vest and become exercisable in a series of three successive equal annual installments upon Ms. DeVriese’s completion of each additional year of employment over the three-year period following August 31, 2021, fully vesting on August 31, 2024.

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

All prior litigations associated with the Company through SPAR Business Services, Inc., a corporation ("SBS") and its Independent Contractors have been settled and, in most cases, paid to plaintiffs in full. As of March 31, 2022, a $325,000 accrual remained for the final payment of the SBS Clothier Litigation. The litigation was settled on September 20, 2019 for $1.3 million payable in four (4) equal annual installments of $325,000, with the final payment to be paid in December, 2022.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

10.	Segment Information

The Company reports net revenues from operating income by reportable segment. Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the management in deciding how to allocate resources and in assessing performance.

The Company provides similar merchandising, business technology and marketing services throughout the world. The Company historically operated within two (2) reportable segments, its Domestic division was comprised of the business in the United States, and its international division was comprised of all countries outside United States. The Company used those divisions to improve its administration and operational focuses, and it tracked and reported certain financial information separately for each of those divisions. The Company measured the performance of its Domestic and International divisions and subsidiaries using the same metrics.

The Company continues to evaluate the global growth strategy. To better leverage the regional footprint to align with global growth strategy, effective January 1, 2022, the Company has realigned its segment from two (2) divisions to three (3) regional segments which has been recast below: Americas which is comprised of United States, Canada, Brazil and Mexico, Asia-Pacific (“APAC”) which is comprised of Japan, China, India and Australia, and Europe, Middle East and Africa (“EMEA”) which is comprised of South Africa. Certain corporate expenses have been assigned to segments based on each segment’s revenue as a percent of total company revenue.

The operations and performance metrics for each country remains unchanged; the accounting policies for each country also remains the same. Therefore the change of segment reporting has no impact to the existing accounting policies and are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Americas	$42,978	$45,114
APAC	6,818	8,262
EMEA	9,198	7,721
Total revenue	$58,994	$61,097

Operating income:
Americas	$1,780	$2,328
APAC	(441)	23
EMEA	728	367
Total operating income	$2,067	$2,718

Interest expense (income):
Americas	$101	$134
APAC	(1)	7
EMEA	49	6
Total interest expense	$149	$147

Other expense (income), net:
Americas	$(7)	$14
APAC	(16)	(47)
EMEA	(64)	(42)
Total other expense (income), net	$(87)	$(75)

Income before income tax expense:
Americas	$1,686	$2,180
APAC	(424)	63
EMEA	743	403
Total income before income tax expense	$2,005	$2,646

Income tax expense:
Americas	$370	$791
APAC	(6)	49
EMEA	187	25
Total income tax expense	$551	$865

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Net income:
Americas	$1,316	$1,389
APAC	(418)	14
EMEA	556	378
Total net income	$1,454	$1,781

Net (income) loss attributable to non-controlling interest:
Americas	$(548)	$(515)
APAC	153	(4)
EMEA	(385)	(345)
Total net (income) attributable to non-controlling interest	$(780)	$(864)

Net income (loss) attributable to SPAR Group, Inc.:
Americas	$768	$874
APAC	(265)	10
EMEA	171	33
Total net income (loss) attributable to SPAR Group, Inc.	$674	$917

Depreciation and amortization:
Americas	$485	$502
APAC	14	18
EMEA	11	10
Total depreciation and amortization	$510	$530

Capital expenditures:
Americas	$466	$294
APAC	5	36
EMEA	7	2
Total capital expenditures	$478	$332

Note: There were no inter-company sales for the three (3) months period ended March 31, 2022 or 2021.

	March 31,	December 31,
	2022	2021
Assets:
Americas	$74,070	$65,689
APAC	8,110	10,023
EMEA	16,044	13,304
Total assets	$98,224	$89,016

	March 31,	December 31,
	2022	2021
Long lived assets:
Americas	$6,311	$7,517
APAC	(1,648)	(1,818)
EMEA	283	362
Total long lived assets	$4,946	$6,061

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended March 31,
	2022		2021
		% of		% of
		consolidated		consolidated
Revenue by country:		net revenue		net revenue
United States	$23,353	39.7%	$23,676	38.8%
Brazil	15,568	26.4	12,300	20.1
South Africa	9,198	15.6	7,722	12.6
Mexico	2,410	4.1	7,259	11.9
China	2,860	4.8	3,263	5.3
Japan	2,023	3.4	2,450	4.0
Canada	1,647	2.8	1,878	3.1
India	1,616	2.7	2,226	3.6
Australia	319	0.5	323	0.6
Total revenue	$58,994	100%	$61,097	100%

11.	Recent Accounting Pronouncements

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

Many of SPAR's equipment leases are short-term or cancellable with notice. SPAR’s office space leases have remaining lease terms between one and approximately eleven (11) years, many of which include one (1) or more options to extend the term for periods thereafter. Certain leases contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to SPAR if not exercised. The extension options and termination options may be exercised at SPAR’s sole discretion. SPAR does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if SPAR is not reasonably certain to exercise the option. As of the end of this reporting period, SPAR has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities.

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

The components of SPAR's lease expenses for the three (3) months period ended March 31, 2022 and 2021, which are included in the condensed consolidated income statement, are as follows (in thousands):

		Three Months Ended
		March 31,
Lease Costs	Classification	2022	2021
Operating lease cost	Selling, General and Administrative Expense	$141	$217
Short-term lease cost	Selling, General and Administrative Expense	124	$302
Variable costs	Selling, General and Administrative Expense	29	$50
Total lease cost		$294	$569

Supplemental cash flow information related to SPAR’s leases for three (3) months period ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities	$272	$520

Assets obtained in exchange for new operating lease liabilities
Operating lease	$-	$-

At March 31, 2022, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Period Ending December 31,	Amount
2022	$748
2023	384
2024	247
2025	392
2026	45
Thereafter	96
Total Lease Payments	$1,912
Less: imputed interest	373
Total	$1,539

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, “SPAR”, the "SPAR Group" or the "Company"). There also are forward-looking statements contained in: (a) SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2022, and SGRP's First Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2021, as filed with the SEC on May 2, 2022 (as so amended, the "Annual Report"); (b) SGRP's amended definitive Proxy Statement respecting its Annual Meeting of Stockholders held on August 12, 2021 which SGRP filed with the SEC on July 20, 2021 (the "Proxy Statement"); and (c) SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

SPAR Group, Inc. and Subsidiaries

GENERAL

SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, “SPAR Group” or the “Company”), is a leading global merchandising and brand marketing services company, providing a broad range of sales enhancing services to retailers across most classes of trade and consumer goods manufacturers and distributors around the world. The Company’s goal is to be the most creative, energizing and effective global services company that drives sales, margins and operating efficiency for our clients.

As of March 31, 2022, the Company operated in nine (9) countries including the United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan and India. Across all of these countries, the Company successfully execute programs through its multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store / product conditions.

With more than 50 years of experience, an average of 25,000 merchandising specialists’ network around the world working more than 11 million hours in store per year, the Company continues to grow its long-term relationships with some of the world’s leading businesses. The combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates the Company from the competition.

The Company’s focus is services. The team works closely with clients to determine their key objectives to execute globally, focusing on enhancing their sales and profit. At retail, the Company’s merchandising brand marketing specialists perform a wide range of programs to maximize product sell-through to consumers. Some of these programs include launching new products, installing displays, assembling product fixtures, and ensuring shelves are fully stocked and reordering when they are not. The Company also assists with sales and customer service. As retailers adapt to changes and new opportunities, our team engages in the total renovations and updating of stores, as well as preparing new locations for grand openings. The Company’s distribution associates work in retail and consumer goods distribution centers to prepare the centers to open, testing systems, putting away, picking products and providing peak staffing services for our clients.

The Company historically operated under two (2) divisions: Domestic and International. The Domestic division was comprised of all operations within the United States, and the International division was a consolidation of all operations and joint ventures outside of the United States. To better align the business structure with the Company’s global growth strategy and leveraging regional footprint, the Company effective January 1, 2022 operates under three (3) divisions: Americas, APAC and EMEA. The Americas division is comprised of the United States, Canada, Mexico, and Brazil, APAC is comprised of China, Japan, Australia, and India, and EMEA is comprised of South Africa.

The Company’s business is led and operated globally from its global headquarters in Auburn Hills, Michigan, with local leadership and offices in each country.

SPAR Group, Inc. and Subsidiaries

Results of Operations

For the three (3) months period ended March 31, 2022, compared to three (3) months period ended March 31, 2021

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2022		2021
	$	%	$	%
Net revenues	$58,994	100.0%	$61,097	100.0%
Cost of revenues	47,163	79.9	48,838	79.9
Gross profit	11,831	20.1	12,259	20.1
Selling, general & administrative expense	9,254	15.7	9,011	14.7
Depreciation & amortization	510	0.9	530	0.9
Operating income	2,067	3.5	2,718	4.5
Interest expense, net	149	0.3	147	0.2
Other expense (income), net	(87)	(0.1)	(75)	(0.1)
Income before income taxes	2,005	3.3	2,646	4.4
Income tax expense	551	0.9	865	1.4
Net income	1,454	2.4	1,781	3.0
Net income attributable to non-controlling interest	(780)	(1.3)	(864)	(1.4)
Net income (loss) attributable to SPAR Group, Inc.	$674	1.1%	$917	1.6%

Net Revenues

Net revenues for the three (3) months period ended March 31, 2022 were $59.0 million, compared to $61.1 million for the three (3) months period ended March 31, 2021, a decrease of $2.1 million or 3.4%.

Americas net revenues totaled $42.9 million and $45.1 million for the three (3) months period ended March 31, 2022 and 2021, respectively. A decrease of $2.2 million or 4.9% was primarily due to changes in Mexican labor laws that became effective in 2021, and led to a reduction of our client base that started in the second half of 2021.

APAC net revenues totaled $6.8 million and $8.3 million for the three (3) months period ended March 31, 2022 and 2021, respectively. A decrease of $1.5 million or 18.1% was primarily due to the continuing effects of COVID-19 in China and Japan.

EMEA net revenues totaled $9.2 million and $7.7 million for the three (3) months period ended March 31, 2022 and 2021, respectively. An increase of $1.5 million or 19.5% is due to the acquisition of Bordax in South Africa in July of 2021.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor related expenses and was 79.9% of its net revenues for the three (3) months period ended March 31, 2022, and 79.9% of its net revenues for the three (3) months period ended March 31, 2021.

Americas cost of revenues was 81.1% of net revenues and 80.9% of net revenues for the three (3) months period ended March 31, 2022 and 2021, respectively. An increase of 0.2% was primarily due to unfavorable margin mix for Resource Plus and Brazil, partially offset by NMS price increase and Mexico's favorable margin mix.

APAC cost of revenues was 73.7% of net revenues and 73.0% of net revenues for the three (3) months period ended March 31, 2022 and 2021, respectively. An increase of 0.7% was primarily due to Japan’s unfavorable margin mix and termination of COVID-19 government funding for Australia at the end of Q1 of 2021.

EMEA cost of revenues was 78.9% of net revenues and 81.9% of net revenues for the three (3) months period ended March 31, 2022 and 2021, respectively. A decrease of 3.0% was primarily due to South Africa's margin improvement initiatives.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $9.3 million and $9.0 million for the three (3) months period ended March 31, 2022 and 2021, respectively. The year-over-year increase was the result of additional expenditures needed to normalize post-pandemic operations vs. same period prior year, as well continued investment in the growth of the business. The increase in expenses was partially offset by a one-time favorable adjustment for the Majority Stockholders CIC Agreement in the amount of $420,000.

Americas selling, general and administrative expenses totaled $5.7 million and $5.8 million for the three (3) months period ended March 31, 2022 and 2021, respectively. A decrease of $100,000 was primarily due to cost saving initiatives implemented by Resource Plus.

APAC selling, general and administrative expenses totaled $2.3 million and $2.2 million for the three (3) months period ended March 31, 2022 and 2021, respectively.

EMEA selling, general and administrative expenses totaled $1.3 million and $1.0 million for the three (3) months period ended March 31, 2022 and 2021, respectively. The increase of $300,000 was due to South Africa newly acquired Bordax business in July of 2021.

Depreciation and Amortization

Depreciation and amortization charges totaled $510,000 and $530,000 for the three (3) months period ended March 31, 2022 and 2021, respectively.

Interest Expense

The Company's net interest expense was $149,000 and $147,000 for the three (3) months period ended March 31, 2022 and 2021, respectively.

Other (Income)

Other income was $87,000 and $75,000 for the three (3) months period ended March 31, 2022 and 2021, respectively.

Income Taxes

Income tax expense was $551,000 and $865,000 for the three (3) months period ended March 31, 2022 and 2021., respectively.

Non-controlling Interest

Net income related to the Company’s non-controlling interest decreased to $780,000 for the three (3) months period ended March 31, 2022 from $864,000 for three (3) months period ended March 31, 2021.

Net Income

Net income attributable to SPAR was $674,000 for the three (3) months period ended March 31, 2022, or $0.03 per diluted share, compared to $917,000 million, or $0.04 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

For the three (3) months period ended March 31, 2022, net income before non-controlling interest was $1.4 million.

Net cash used in operating activities was $3.0 million for the three (3) months period ended March 31, 2022, compared to net cash provided by operating activities of $2.4 million for the three (3) months period ended March 31, 2021. The net cash used in operating activities during the three (3) months period ended March 31, 2022, was primarily due to an increase in accounts receivable from Brazil and South Africa which have longer payment terms, increase in prepaid expenses, and payments made under the Majority Stockholders CIC Agreement. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and the other risks detailed in the section titled "Risk Factors" included elsewhere in our Annual Report. However, the Company believes that existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve (12) months.

Net cash used in investing activities was $478,000 for the three (3) months period ended March 31, 2022, compared to $332,000 for the three (3) months period ended March 31, 2021. The net cash used in investing activities during the three (3) months period ended March 31, 2022, was for fixed asset additions, primarily capitalized software.

SPAR Group, Inc. and Subsidiaries

Net cash provided by financing activities for the three (3) months period ended March 31, 2022, was $4.8 million compared to $3.6 million for the three (3) months period ended March 31, 2021. Net cash provided by financing activities during the three (3) months period ended March 31, 2022, was primarily due to net draws/payments on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in a decrease in cash, cash equivalents and restricted cash for the three (3) months period ended March 31, 2022, of approximately $761,000.

The Company had net working capital of $24.9 million and $23.6 million as of March 31, 2022, and December 31, 2021, respectively. The Company's current ratio was 1.5 as of March 31, 2022, and 1.6 as of December 31, 2021.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting was effective as of March 31, 2022.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's first quarter of its 2022 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For further discussion of certain legal proceedings, see Note 6 “Related-Party Transactions” and Note 9 “Commitments and Contingencies” of the Notes to the’ Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, and Note 6 “Commitments and Contingencies” of the Notes to the ’Condensed Consolidated Financial Statements included in Part IV, Item 15 on Annual Report From 10-K.

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

Date: May 16, 2022	SPAR Group, Inc., Registrant

By: /s/ Fay DeVriese
Fay DeVriese Chief Financial Officer, Treasurer and Secretary