Form 10-Q
period 2022-06-30
SPAR Group, Inc.
filed 2022-08-15
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2022.

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 31, 2021, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $10.5 million.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SGRP	Nasdaq

The number of shares of the Registrant's Common Stock outstanding as of August 8, 2022, was 21,751,755 shares.

SPAR Group, Inc.

Index

PART I:	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Unaudited) for the three (3) and six (6) months ended June 30, 2022 and 2021	2

	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited), and December 31, 2021	3

	Condensed Consolidated Statement of Equity (Unaudited) for the three (3) and six (6) months ended June 30, 2022 and 2021	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six (6) months ended June 30, 2022 and 2021	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4	Controls and Procedures	25

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3	Defaults Upon Senior Securities	27

Item 4	Mine Safety Disclosures	27

Item 5	Other Information	27

Item 6	Exhibits	28

SIGNATURES		29

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net revenues	$67,799	$67,176	$126,794	$128,273
Related Party - Cost of revenues	2,521	1,979	4,666	3,843
Cost of revenues	52,330	53,191	97,348	100,165
Gross profit	12,948	12,006	24,780	24,265
Selling, general and administrative expense	10,084	9,585	19,338	18,595
Depreciation and amortization	507	534	1,017	1,064
Operating income	2,357	1,887	4,425	4,606
Interest expense	178	129	328	277
Other expense (income), net	(149)	5	(237)	(70)
Income before income tax expense	2,328	1,753	4,334	4,399

Income tax expense	715	621	1,266	1,486
Net income	1,613	1,132	3,068	2,913
Net (income) attributable to non-controlling interest	(464)	(618)	(1,247)	(1,482)
Net income attributable to SPAR Group, Inc.	$1,149	$514	$1,821	$1,431
Basic and diluted income per common share:	$0.05	$0.02	$0.08	$0.07
Weighted average common shares – basic	21,808	21,262	21,696	21,225
Weighted average common shares – diluted	21,935	21,617	21,831	21,600

Net income	$1,613	$1,132	$3,068	$2,913
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,562)	491	(3,936)	(1,344)
Comprehensive (loss) income	(1,949)	1,623	(868)	1,569
Comprehensive loss (income) attributable to non-controlling interest	803	(885)	1,999	(112)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$(1,146)	$738	$1,131	$1,457

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$12,402	$13,473
Accounts receivable, net	63,636	54,171
Prepaid expenses and other current assets	5,769	4,382
Total current assets	81,807	72,026
Property and equipment, net	2,923	2,929
Operating lease right-of-use assets	1,297	1,781
Goodwill	4,171	4,166
Intangible assets, net	2,289	2,295
Deferred income taxes	5,803	4,468
Other assets	1,927	1,351
Total assets	$100,217	$89,016
Liabilities and equity
Current liabilities:
Accounts payable	$10,345	$8,943
Accrued expenses and other current liabilities	23,547	22,031
Due to affiliates	3,024	3,270
Customer incentives and deposits	2,880	3,901
Lines of credit and short-term loans	18,481	11,042
Current portion of operating lease liabilities	655	1,019
Total current liabilities	58,932	50,206
Operating lease liabilities, less current portion	643	762
Long-term debt and other liabilities	700	700
Total liabilities	60,275	51,668
Commitments and contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock - Series A, $.01 par value: Authorized shares– none and 3,000,000: none issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Preferred stock - Series B, $.01 par value: Authorized shares– 2,000,000 and none: 1,650,000 and none issued and outstanding at June 30, 2022 and December 31, 2021	17	-
Common stock, $.01 par value: Authorized shares – 47,000,000: Issued shares – 21,771,401 and 21,320,414 at June 30, 2022 and December 31, 2021	218	213
Treasury stock, at cost: 128,342 shares – June 30, 2022 and 54,329 shares – December 31, 2021	(193)	(104)
Additional paid-in capital	20,760	17,231
Accumulated other comprehensive loss	(5,663)	(5,028)
Retained earnings	9,260	7,439
Total SPAR Group, Inc. equity	24,399	19,751
Non-controlling interest	15,543	17,597
Total equity	39,942	37,348
Total liabilities and equity	$100,217	$89,016

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2022	21,320	$213	-	$-	54	$(104)	$17,231	$(5,028)	$7,439	$17,597	$37,348

Share-based compensation	-	-	-	-	-	-	150	-	-	-	150
Majority Shareholder Agreement	-	-	2,000	20	-	-	3,248	-	-	-	3,268
Conversion of preferred stock to common stock	525	5	(350)	(3)	-	-	-	-	-	-	2
Other comprehensive (loss)	-	-	-	-	-	-	-	1,602	-	(1,976)	(374)
Net income	-	-	-	-	-	-	-	-	672	783	1,455
Balance at March 31, 2022	21,845	$218	1,650	$17	54	$(104)	$20,629	$(3,426)	$8,111	$16,404	$41,849
Share-based compensation	-	-	-	-	-	-	130	-	-	-	130
Stock repurchase program	(74)	-	-	-	74	(89)	1	-	-	-	(88)
Other comprehensive (loss)	-	-	-	-	-	-	-	(2,237)	-	(1,325)	(3,562)
Net income	-	-	-	-	-	-	-	-	1,149	464	1,613
Balance at June 30, 2022	21,771	$218	1,650	$17	128	$(193)	$20,760	$(5,663)	$9,260	$15,543	$39,942

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited continued)

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2021	21,122	$211	-	$-	2	$(2)	$16,645	$(3,913)	$9,218	$16,463	$38,622

Exercise of stock options	131	1	-	-	-	-	(66)	-	-	-	(65)
Share-based compensation	-	-	-	-	-	-	99	-	-	-	99
Other comprehensive (loss)	-	-	-	-	-	-	-	(198)	-	(1,637)	(1,835)
Net income	-	-	-	-	-	-	-	-	917	864	1,781
Balance at March 31, 2021	21,253	$212	-	$-	2	$(2)	$16,678	$(4,111)	$10,135	$15,690	$38,602
Exercise of stock options	16	1	-	-	-	-	(4)	-	-	-	(3)
Share-based compensation	-	-	-	-	-	-	183	-	-	-	183
Other changes to non-controlling interest	-	-	-	-	-	-	-	-	-	4	4
Other comprehensive	-	-	-	-	-	-	-	223	-	268	491
Net income	-	-	-	-	-	-	-	-	514	618	1,132
Balance at June 30, 2021	21,269	$213	-	$-	2	$(2)	$16,857	$(3,888)	$10,649	$16,580	$40,409

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$3,068	$2,913
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,017	1,064
Non-cash lease expense	483	782
Bad debt expense, net of recoveries	53	139
Share-based compensation	280	282
Majority stockholders change in control agreement	(420)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,438)	(10,377)
Prepaid expenses and other assets	(1,971)	(867)
Accounts payable	1,413	3,269
Operating lease liabilities	(483)	(782)
Accrued expenses, other current liabilities and customer incentives and deposits	2,470	4,586
Net cash (used in) provided by operating activities	(3,528)	1,009

Investing activities
Purchases of property and equipment and capitalized software	(794)	(890)
Partners' investment in subsidiary	-	4
Net cash (used in) investing activities	(794)	(886)

Financing activities
Borrowings under line of credit	21,885	35,298
Repayments under line of credit	(14,446)	(33,205)
Payments from stock options exercised	-	(68)
Net cash provided by financing activities	7,439	2,025

Effect of foreign exchange rate changes on cash	(4,188)	(1,419)
Net change in cash and cash equivalents	(1,071)	729
Cash, cash equivalents and restricted cash at beginning of period	13,473	15,972
Cash, cash equivalents and restricted cash at end of period	$12,402	$16,701

Supplemental disclosure of cash flows information:
Interest paid	$406	$327
Income taxes paid	$1,243	$1,338
Non-cash Majority Stockholders Agreement charges	$3,270	$-

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

Unaudited Interim Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2022 and the interim condensed consolidated statements of income, statements of comprehensive income (loss), and statements of equity for the six (6) months period ended June 30, 2022 and 2021, statements of cash flows for the six (6) months period ended June 30, 2022 and 2021, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2022, its results of operations for the six (6) months period ended June 30, 2022 and 2021, and its cash flows for the six (6) months period ended June 30, 2022 and 2021 in accordance with U.S. GAAP. The results for the six (6) months period ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

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

SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, “SPAR Group” or the “Company”, “We”, “Our”), is a leading global merchandising and brand marketing services company, providing a broad range of services to retailers, consumer goods manufacturers and distributors around the world. With more than 50 years of experience, a diverse network of merchandising specialists around the world working during the year, and long-term relationships with some of the world’s leading businesses, we provide specialized capabilities across nine (9) countries and five (5) continents. Our unique combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates us from the competition.

The Company reports under three (3) segments: Americas, Asia-Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”). The Americas segment is comprised of the United States, Canada, Mexico, and Brazil, APAC is comprised of China, Japan, Australia, and India, and EMEA is comprised of South Africa.

Novel Coronavirus (Covid-19) Outbreak

The COVID-19 pandemic had an effect on the company’s joint venture operation in China in the second quarter of 2022. In March of 2022, China implemented zero tolerance COVID-19 policy and locked down Shanghai Province and surrounding districts, and as a result, operations of the Company's joint venture in China were impacted for most of the second quarter. Specifically, the joint venture in China generated a net loss attributable to SPAR of $329,000 and $420,000 for the three and six-months ended June 30, 2022, respectively, as compared to net income of $13,000 and net loss of $2,000 for the three and six-months ended June 30, 2021, respectively. The net loss generated by the joint venture was largely due to a decrease in revenues of $1.6 million or 50% and $2.0 million or 31% as a result of the lockdown for the three and six months ended June 30, 2022, respectively, as compared to three and six months ended June 30, 2021, while expenses continued to be incurred for wages, office rent and administrative expenses. The lock-down ended in June of 2022 and the business is now back in operation. Management continues to actively monitor the situation and assess operational and cashflow impact to determine course of actions.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Restricted Cash

Fifth Third CreditFacility

One of the Company’s consolidated subsidiaries, Resource Plus of North Florida, Inc. (“Resource Plus”), was a party to a revolving line of credit facility (the “Fifth Third Credit Facility”) with Fifth Third Bank for $3.5 million, with an expiration date of June 16, 2022. The credit facility was terminated as of December 31, 2021.

Resource Plus closed the line of credit with Fifth Third Bank on March 11, 2022. Resource Plus has maintained a letter of credit with an existing $857,000 restricted cash balance with Fifth Third Bank in order to be in compliance with Resource Plus' workers compensation insurance policy.

The Company's total cash, cash equivalents and restricted cash, as presented in the consolidated statements of cash flow, is as follows (in millions):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$11,545	$13,473
Restricted cash included in cash, cash equivalents and restricted cash	857	-
Total as presented in the consolidated statement of cash flows	$12,402	$13,473

4.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to SPAR Group, Inc.	$1,149	$514	$1,821	$1,431

Denominator:
Shares used in basic net income per share calculation	21,808	21,262	21,696	21,225
Effect of diluted securities:
Stock options and unvested restricted shares	127	355	135	375
Shares used in diluted net income per share calculations	21,935	21,617	21,831	21,600

Basic and diluted net income per common share:	$0.05	$0.02	$0.08	$0.07

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

5.	Credit Facilities and Other Debt

Domestic Credit Facilities

North Mill Capital Credit Facility

The Company, under SPAR Marketing Force (“SMF”) and SPAR Canada Company ("SCC"), has a secured revolving credit facility in the United States and Canada (the "NM Credit Facility") with North Mill Capital, LLC, d/b/a SLR Business Credit ("NM").

In order to obtain, document and govern the NM Credit Facility, SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, entered into an 18-month individual Loan and Security Agreements with NM dated as of April 10, 2019.

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

On July 1, 2022, the Company and NM executed and delivered a Fourth Modification Agreement effective as of June 30, 2022 (the "Fourth Modification Agreement"), pursuant to which NM and the Company agreed to extend the NM Loan Agreements from October 10, 2023 to October 10, 2024, and increased the amounts of the credit facilities for SMF to $17.5 (USD) million in the USA while the SCC facility remained at $1.5 (CDN) million in Canada; in addition, the Fourth Modification Agreement increased SMF's borrowing base availability for billed receivables to up to 90% from 85%, and unbilled receivables to up to 80% from 70% permanently, and increased the unbilled cap for SMF to $6.5 (USD) million from $5.5 (USD) million. The NM Loan Agreements as amended by the Fourth Modification Agreement will require the Company to establish a permanent $500,000 availability reserve against the US Advance Limit. The remaining terms and conditions remain the same as the Second Modification Agreement.

On June 30, 2022, the aggregate interest rate was 5.25% per annum, and the outstanding loan balance was $15.5 million. Outstanding amounts are classified as short-term debt.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Company, including maintaining a positive trailing EBITDA for each Borrower, limits on non-ordinary course payments and transactions, incurring or guarantying indebtedness, increases in executive, officer or director compensation, capital expenditures and other investments. The Company was in compliance with such covenants as of June 30, 2022.

Resource Plus – Seller Notes

Effective with the closing of the Resource Plus acquisition in January 2018, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts. The annual interest rate is 1.85% and the total balance owed at June 30, 2022 was approximately $1.0 million.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

International Credit Facilities

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $551,000 USD (based upon the exchange rate at June 30, 2022). The facility provides for borrowing based upon a formula, as defined in the applicable loan agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of  June 30, 2022 was $132,000 (Australian) or $92,000 USD and is due on demand.

SPAR China has secured a loan with Industrial and Commercial Bank of China, effective December 21, 2021, for 2.0 million Chinese Yuan or approximately $299,000 USD (based upon the exchange rate at June 30, 2022). The loan expires on November 4, 2022. The outstanding balance with Industrial and Commercial Bank of China as of June 30, 2022 was 2.0 million Chinese Yuan or $299,000 USD and is due on demand.

SPAR China has secured a loan with People's Bank of China for 1.0 million Chinese Yuan or approximately $149,000 USD (based upon the exchange rate at June 30, 2022). The loan expired on June 7, 2022 and subsequently was not renewed.

SPAR China has secured a loan with Industrial Bank for 3.0 million Chinese Yuan or approximately $448,000 USD (based upon the exchange rate at June 30, 2022). The loan expires on December 18, 2022. The annual interest rate was 4.0% as of June 30, 2022. The outstanding balance with Industrial Bank as of June 30, 2022 was 3.0 million Chinese Yuan or $448,000 USD and is due on demand.

SGRP Meridian has secured a loan with Investec Bank Ltd, for 30.0 million South African Rand or approximately $1.8 million USD (based upon the exchange rate at June 30, 2022). The loan expires on July 13, 2023. The outstanding balance with Investec Bank Ltd as of June 30, 2022 was approximately 30.0 million South African Rand or $1.8 million USD.

	Interest Rate
	as of
	June 30, 2022	2022	2023	2024	2025	2026	2027
Australia - National Australia Bank	8.31%	92	-	-	-	-	-
China- Industrial and Commercial Bank	4.15%	299	-	-	-	-	-
China- Industrial Bank	4.00%	448	-	-	-	-	-
South Africa - Investec Bank Ltd.	7.75%	1,817	-	-	-	-	-
USA - North Mill Capital	5.25%	15,525	-	-	-	-	-
USA - Resource Plus Seller Notes	1.85%	300	700	-	-	-	-
Total		$18,481	$700	$-	$-	$-	$–

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	June 30,	December 31,
	2022	2021
Unused Availability:
United States / Canada	$2,474	$5,319
Australia	460	455
South Africa	26	-
China	-	157
Mexico	373	743
Total Unused Availability	$3,333	$6,674

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

1
0

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

6.	Related-Party Transactions

Domestic Related Party Transactions

Change of Control, Voting and Restricted Stock Agreement

Approved by the majority of the Board and the Audit Committee and accepted by the Majority Stockholders on December 31, 2021, and signed and effective January 28, 2022, SGRP entered into the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement"), by and among SGRP, Robert G. Brown, ("Mr. Brown"), William H. Bartels, ("Mr. Bartels"), SPAR Administrative Services, Inc., ("SAS"), and SPAR Business Services, Inc., ("SBS"), and collectively with Mr. Brown, Mr. Bartels, SAS and SBS, the ("Majority Stockholders") (the "Agreement").

The financial terms of the CIC Agreement to the Majority Stockholders, totaling $4,477,585 and fully accrued in December 2021, consists of the following:

a.	The Corporation issued to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock which are convertible into SGRP Shares subject to the conversion ratio as set forth in the CIC Agreement of 1:1.5 basis, subject to adjustment for a forward or reverse share split, share dividend, or similar transactions. These shares will vest over time upon execution of the CIC Agreement through November 10, 2023 in five (5) phases, assuming the Majority Stockholders' ongoing compliance with the terms and conditions of the CIC Agreement. Series B Preferred Shares may only be transferred to affiliates and certain related parties of the Majority Stockholders if those affiliates and certain related parties execute a joinder to the CIC Agreement. The Series B Preferred Stock was valued at $3,690,000 in total, based on the SGRP stock price on December 31, 2021 of $1.23 per share for 3,000,000 SGRP shares. Upon execution of the agreement in January of 2022, 2,000,000 restricted shares of Series B Preferred Stock were issued to the Majority Stockholders based on the SGRP stock price on January 28, 2022 of $1.09 per share and recorded in paid-in capital at $3,270,000 as of March 31, 2022. The $420,000 difference between what was accrued for as of December 31, 2021 was adjusted in selling, general and administrative expenses during the quarter ended March 31, 2022. Immediately after the issuance of the Series B restricted shares, 350,000 of Series B Preferred Stock was converted to 525,000 of common shares per terms of the agreement. On May 30, 2022, 700,000 shares of Series B Preferred Stock were vested and convertible to 1,050,000 of common shares per terms of agreement. The Company has not issued the common shares pending initiation of transactions from the two Majority Stockholders.

b.

The Corporation made a $250,000 cash payment to Mr. Brown and agreed to reimburse up to $35,000 of the legal expenses of the Majority Stockholders that were incurred after January 1, 2021 in connection with the negotiation and execution of the CIC Agreement. Both payments were made during the six months ended June 30, 2022.

c.

The Corporation assumed financial responsibility for, and will pay directly to Affinity Insurance Company, Ltd., $502,585 to settle SAS obligations and the related claim for the 2014-2015 plan year. The payment was made directly to Affinity Insurance Company, Ltd. during the six months ended June 30, 2022.

James R. Brown, Sr. Advisor Agreement

Effective January 26, 2022, SGRP entered into a consulting agreement with Mr. James R. Brown, Sr., following his retirement as a director of SGRP on January 25, 2022, pursuant to which Mr. Brown will serve as a Board advisor to SGRP from time to time for a term of one (1) year (the "Brown Advisor Agreement"). As compensation for his services, Mr. Brown is entitled to receive compensation at a rate of $55,000 for the term of the Brown Advisor Agreement. Payments will be made in equal quarterly installments and will be pro-rated for partial quarters. Consultant fee paid to Mr. Brown was $13,750 for the three-months and $27,500 for the six-months period ended June 30, 2022.

Panagiotis Lazaretos Consulting Agreement

Effective February 1, 2022, SGRP entered into a consulting agreement with Thenablers, Ltd. (the "Lazaretos Consulting Agreement"). Thenablers, Ltd. is wholly owned by Mr. Panagiotis Lazaretos, a retired director of SGRP. Following Mr. Lazaretos' retirement as a director on January 25, 2022, Thenablers, Ltd. agreed to provide the consulting services of Mr. Lazaretos to SGRP regarding global sales and new markets' expansion. The Lazaretos Consulting Agreement cannot be terminated by the consent of either party for the first twelve (12) months, and automatically expires on January 31, 2024. Upon the one-year anniversary of the effective date, the Lazaretos Consulting Agreement may be terminated by either party with 180 days’ notice in writing to the other party. As compensation for its services, Thenablers, Ltd. is entitled to receive: (i) base compensation at a rate of $10,000 per month for the term of the Consulting Agreement; (ii) incentive-based compensation; and (iii) the outstanding options granted to Mr. Panagiotis ("Panos") N. Lazaretos on February 4, 2021 will continue to be outstanding and vest according to their terms under the agreement. Consultant fee paid to Mr. Lazaretos was $30,000 for the three-months and $50,000 for the six-months period ended June 30, 2022.

Other Domestic Related Party Transactions

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and also a director of both NMA and NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin also owns 100% of National Store Retail Services ("NSRS"). Beginning in September 2018 and through June of 2021, NSRS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs. Starting in July of 2021, the domestic merchandising specialist field force services provided by NSRS was transitioned to National Remodel & Setup Services, LLC ("NRSS") with the same financial arrangement. Mrs. Andrea Burdekin is the owner of NRSS. NMS also leases office space from Mr. Burdekin. The costs associated with labor and office lease were approximately $2.5 million for the three-months and $4.6 million for the six-months period ended June 30, 2022, and $2.0M for the three-months and $3.8M for the six-months period ended June 30, 2021.

Resource Plus is owned jointly by SGRP through its indirect ownership of 51% of the Resource Plus membership interests and by Mr. Richard Justus through his ownership of the other 49% of the Resource Plus membership interests. Mr. Justus has a 50% ownership interest in RJ Holdings which owns the buildings where Resource Plus is headquartered and operates and are subleased to Resource Plus. The costs associated with these transactions were approximately $183,000 for the three-months and $363,000 for the six-months period ended June 30, 2022, and $276,000 for the three-months and $566,000 for the six-months period ended  June 30, 2021.

International Related Party Services

The Corporation's principal Brazilian subsidiary, SPAR BSMT, is owned 51% by the Company, 39% by JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by EILLC. JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil subsidiary pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party respecting the Company. EILLC is owned by Mr. Peter W. Brown, a director of SPAR BSMT and SGRP. In November 2020, SPAR BSMT hired Mr. Peter W. Brown as a consultant to provide Brazil acquisition strategy services to SPAR BSMT, with a one-time initiation fee of $30,000 Brazilian Real and a monthly fee of $15,000 Brazilian Real effective December 1, 2020. The consultant fee paid to Mr. Brown was approximately $19,000 USD for the three-months and $38,000 USD for the six-months period ended for both  June 30, 2022 and 2021, respectively.

SPARFACTS is a consolidated international joint venture of the Company and is owned 51% by SGRP and 49% by Ms. Lydna Chapman. Ms. Chapman is a director of SPARFACTS. Her various companies provide office lease, accounting and consultant services to SPARFACTS. The costs associated with these activities were approximately $81,000 for the three-months and $171,000 six-months period ended June 30, 2022 and $62,000 for the three-months and $138,000 for the six-months period ended June 30, 2021.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Summary of Certain Related Party Transactions

Due to affiliates consists of the following (in thousands):	June 30,	December 31,
	2022	2021
Loans from local investors:(1)
Australia	$610	$597
Mexico	623	623
China	905	1,784
South Africa	620	-
Resource Plus	266	266
Total due to affiliates	$3,024	$3,270

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Bartels' Retirement and Director Compensation

Mr. William H. Bartels retired as an employee of the Company as of January 1, 2020 but continues to serve as a member of SPAR's Board, a position he has held since July 8, 1999. Mr. Bartels is also one of the founders and a significant stockholder of SGRP. Effective January 18, 2020, SPAR's Governance Committee proposed and unanimously approved retirement benefits for the five-year period commencing January 1, 2020, and ending December 31, 2024 (the "Five-Year Period"), for Mr. Bartels. The aggregate value of benefits payable to Mr. Bartels is approximately $220,558 per year and a total of $1,102,790 for the Five-Year Period. As of June 30, 2022 $352,600 remains outstanding and is included within accrued expenses and other current liabilities.

Other Related Party Transactions and Arrangements

SBS and SPAR InfoTech, Inc. ("Infotech") are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by SBS LLC, which in turn is beneficially owned by Robert G. Brown, Director, Chairman of the Board, and significant shareholder of SGRP. Infotech is an affiliate because it is owned principally by Robert G. Brown.

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

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share, which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish at its discretion. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized SGRP Series "A" Preferred Stock. At June 30, 2022, no shares of SGRP Series "A" Preferred Stock were issued and outstanding.

On January 28, 2022, SGRP entered into the Change in Control, Voting and Restricted Stock Agreement ("CIC Agreement") with the Majority Stockholders. As part of execution of the CIC agreement, on January 25, 2022, the Corporation filed a Certificate of Elimination for its “Certificate of Designation of Series “A” Preferred Stock of SPAR Group, Inc.” (the “Certificate of Elimination”). Pursuant to the Certificate of Elimination, the Series "A" Preferred Stock was cancelled and withdrawn. As a result, all 3,000,000 shares of the previously authorized Series "A" Preferred Stock were returned to the Corporation’s authorized “blank check” preferred stock. There were no shares of Series "A" Preferred Stock outstanding at the time of the cancellation.

Subsequent to filing the Certificate of Elimination, on January 25, 2022, the Corporation filed a “Certificate of Designation of Series “B” Preferred Stock of SPAR Group, Inc.” (the “Preferred Designation”) with the Secretary of State of Delaware, which designation had been approved by the Board on January 25, 2022. The Preferred Designation created a series of 2,000,000 shares of Preferred Stock designated as “Series "B" Preferred Stock” with a par value of $.01 per share (the “Preferred Stock”). The Preferred Shares do not carry any voting or dividend rights and are convertible into the Common Stock on a 1 for 1.5 basis. As of June 30, 2022, 1,650,000 shares of Series "B" Preferred Stock remain outstanding although 700,000 shares were vested and convertible to Common Stock, pending initiation of transactions by the Majority Stockholders as further discussed in Note 6.

8.	Stock-Based Compensation and Other Plans

The Company recognized approximately $22,000 and $183,000 in stock-based compensation expense relating to stock option awards during the three (3) month periods ended June 30, 2022 and 2021, respectively. The tax benefit available from stock-based compensation expense related to stock option during both the three (3) months period ended June 30, 2022 and 2021 was approximately $6,000 and $46,000 respectively. The Company recognized approximately $136,000 and $282,000 in stock-based compensation expense relating to stock option awards during the six (6) month periods ended June 30, 2022 and 2021, respectively. The tax benefit available from stock-based compensation expense related to stock option during both the six (6) months period ended June 30, 2022 and 2021 was approximately $34,000 and $78,000 respectively. As of June 30, 2022, total unrecognized stock-based compensation expense related to stock options was $252,000.

During the three (3) months period ended June 30, 2022 and 2021, the Company recognized approximately $34,000 and $12,000, respectively of stock-based compensation expense related to restricted stock. The tax benefit available to the Company from stock-based compensation expense related to restricted stock during the three (3) months period ended June 30, 2022 and 2021 was approximately $8,400 and $3,000, respectively. During the six (6) months period ended June 30, 2022 and 2021, the Company recognized approximately $74,000 and $18,000, respectively of stock-based compensation expense related to restricted stock. The tax benefit available to the Company from stock-based compensation expense related to restricted stock during the six (6) months period ended June 30, 2022 and 2021 was approximately $19,000 and $4,000, respectively. As of June 30, 2022, there was $83,000 unrecognized stock-based compensation expense related to unvested restricted stock awards.

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

All prior litigations associated with the Company through SPAR Business Services, Inc., a corporation ("SBS") and its Independent Contractors have been settled and, in most cases, paid to plaintiffs in full. As of June 30, 2022, a $325,000 accrual remained for the final payment of the SBS Clothier Litigation. The litigation was settled on September 20, 2019 for $1.3 million payable in four (4) equal annual installments of $325,000, with the final payment to be paid in December 2022.

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

The Company continues to evaluate the global growth strategy. To better align with its global growth strategy, effective January 1, 2022, the Company began reporting in (3) regional segments as follows: Americas which is comprised of United States, Canada, Brazil and Mexico, Asia-Pacific (“APAC”) which is comprised of Japan, China, India and Australia, and Europe, Middle East and Africa (“EMEA”) which is comprised of South Africa. Certain corporate expenses have been assigned to segments based on each segment’s revenue as a percent of total company revenue.

The operations and performance metrics for each country remains unchanged; the accounting policies for each country also remains the same. Therefore the new segment reporting has no impact to the existing accounting policies and are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Americas	$53,274	$51,251	$96,253	$96,364
Asia - Pacific	5,386	7,401	12,205	15,664
EMEA	9,139	8,524	18,336	16,245
Total revenue	$67,799	$67,176	$126,794	$128,273

Operating income (loss):
Americas	$2,636	$1,667	$4,419	$3,995
Asia - Pacific	(713)	(147)	(1,155)	(125)
EMEA	434	367	1,161	736
Total operating income	$2,357	$1,887	$4,425	$4,606

Interest expense (income):
Americas	$99	$151	$201	$284
Asia - Pacific	18	(23)	17	(15)
EMEA	61	1	110	8
Total interest expense	$178	$129	$328	$277

Other expense (income), net:
Americas	$(4)	$71	$(11)	$85
Asia - Pacific	4	(32)	(12)	(80)
EMEA	(149)	(34)	(214)	(75)
Total other expense (income), net	$(149)	$5	$(237)	$(70)

Income before income tax expense:
Americas	$2,541	$1,445	$4,229	$3,626
Asia - Pacific	(735)	(92)	(1,160)	(30)
EMEA	522	400	1,265	803
Total income before income tax expense	$2,328	$1,753	$4,334	$4,399

Income tax expense:
Americas	$509	$543	$877	$1,336
Asia - Pacific	46	22	41	70
EMEA	160	56	348	80
Total income tax expense	$715	$621	$1,266	$1,486

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Net income (loss):
Americas	$2,032	$902	$3,352	$2,290
Asia - Pacific	(781)	(114)	(1,201)	(100)
EMEA	362	344	917	723
Total net income	$1,613	$1,132	$3,068	$2,913

Net (income) loss attributable to non-controlling interest:
Americas	$(525)	$(350)	$(1,076)	$(865)
Asia - Pacific	367	58	520	54
EMEA	(306)	(326)	(691)	(671)
Total net (income) attributable to non-controlling interest	$(464)	$(618)	$(1,247)	$(1,482)

Net income (loss) attributable to SPAR Group, Inc.:
Americas	$1,507	$552	$2,276	$1,425
Asia - Pacific	(414)	(56)	(681)	(46)
EMEA	56	18	226	52
Total net income (loss) attributable to SPAR Group, Inc.	$1,149	$514	$1,821	$1,431

Depreciation and amortization:
Americas	$487	$489	$972	$991
Asia - Pacific	11	35	25	53
EMEA	9	10	20	20
Total depreciation and amortization	$507	$534	$1,017	$1,064

Capital expenditures:
Americas	$330	$432	$780	$750
Asia - Pacific	6	30	14	37
EMEA	-	97	-	103
Total capital expenditures	$336	$559	$794	$890

Note: There were no inter-company sales for the six months ended June 30, 2022 or 2021.

	June 30,	December 31,
	2022	2021
Assets:
Americas	$80,386	$64,960
Asia - Pacific	7,214	10,699
EMEA	12,617	13,357
Total assets	$100,217	$89,016

	June 30,	December 31,
	2022	2021
Long lived assets:
Americas	$4,369	$3,968
Asia - Pacific	1,539	1,798
EMEA	239	295
Total long-lived assets	$6,147	$6,061

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
		% of		% of		% of		% of
		consolidated		consolidated		consolidated		consolidated
		net revenue		net revenue		net revenue		net revenue
United States	$31,577	46.5%	$27,252	40.6%	$54,931	43.3%	$50,928	39.6%
Brazil	17,032	25.1	13,596	20.2	32,600	25.7	25,897	20.2
South Africa	9,138	13.5	8,524	12.7	18,336	14.5	16,246	12.7
Mexico	2,347	3.5	8,363	12.4	4,757	3.8	15,622	12.2
China	1,610	2.4	3,195	4.8	4,470	3.5	6,458	5.0
Japan	1,788	2.6	2,538	3.8	3,811	3.0	4,988	3.9
Canada	2,318	3.4	2,040	3.0	3,965	3.1	3,918	3.1
India	1,595	2.4	1,358	2.0	3,211	2.5	3,584	2.8
Australia	394	0.6	310	0.5	713	0.6	633	0.5
Total revenue	$67,799	100.0%	$67,176	100.0%	$126,794	100.0%	$128,273	100.0%

11.	Recent Accounting Pronouncements

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

Many of SPAR's equipment leases are short-term or cancellable with notice. SPAR’s office space leases have remaining lease terms between one and eleven (11) years, many of which include one (1) or more options to extend the term for periods thereafter. The extension options and termination options may be exercised at SPAR’s sole discretion. SPAR does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if SPAR is not reasonably certain to exercise the option. As of the end of this reporting period, SPAR has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities.

1
8

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The components of SPAR's lease expenses for the three (3) and six (6) months ended June 30, 2022 and 2021, which are included in the condensed consolidated income statement, are as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Costs	Classification	2022	2021	2022	2021
Operating lease cost	Selling, General and Administrative Expense	$114	$218	$255	$435
Short-term lease cost	Selling, General and Administrative Expense	137	206	262	508
Variable costs	Selling, General and Administrative Expense	24	42	53	92
Total lease cost		$275	$466	$570	$1,035

Supplemental cash flow information related to SPAR’s leases for the three (3) and six (6) months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Cash paid for amounts included in the measurement of lease liabilities	$258	$426	$529	$946

Assets obtained in exchange for new operating lease liabilities
Operating lease	$-	$-	$-	$-

At June 30, 2022, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Period Ending December 31,	Amount
2022	$481
2023	384
2024	247
2025	392
2026	45
Thereafter	96
Total Lease Payments	1,645
Less: imputed interest	348
Total	$1,297

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, “SPAR”, the "SPAR Group" or the "Company"). There also are forward-looking statements contained in: (a) SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2022, and SGRP's First Amendment to Annual Report on Form 10-K/A for the year ended December 31, 2021, as filed with the SEC on May 2, 2022 (as so amended, the "Annual Report"); (b) SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders held on July 12, 2022 which SGRP filed with the SEC on June 13, 2022 (the "Proxy Statement"); and (c) SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

As of June 30, 2022, the Company operated in nine (9) countries including the United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan and India. Across all of these countries, the Company successfully executes programs through its multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store / product conditions.

With more than 50 years of experience and a diverse network of merchandising specialists’ around the world, the Company continues to grow its relationships with some of the world’s leading businesses. The combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates the Company from the competition.

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

SPAR Group, Inc. and Subsidiaries

Results of Operations

For the three (3) months period ended June 30, 2022, compared to the three (3) months period ended June 30, 2021

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2022		2021
	$	%	$	%
Net revenues	$67,799	100.0%	$67,176	100.0%
Cost of revenues	54,851	80.9	55,170	82.1
Gross profit	12,948	19.1	12,006	17.9
Selling, general & administrative expense	10,084	14.9	9,585	14.3
Depreciation & amortization	507	0.7	534	0.8
Operating income	2,357	3.5	1,887	2.8
Interest expense, net	178	0.3	129	0.2
Other expense (income), net	(149)	(0.2)	5	-
Income before income taxes	2,328	3.4	1,753	2.6
Income tax expense	715	1.1	621	0.9
Net income	1,613	2.3	1,132	1.7
Net income attributable to non-controlling interest	(464)	(0.7)	(618)	(0.9)
Net income attributable to SPAR Group, Inc.	$1,149	1.6%	$514	0.8%

Net Revenues

Net revenues for the three (3) months period ended June 30, 2022 were $67.8 million, compared to $67.2 million for the three (3) months period ended June 30, 2021, an increase of $0.1 million or 0.9%.

Americas net revenues totaled $53.3 million and $51.3 million for the three (3) months period ended June 30, 2022 and 2021, respectively. An increase of $2.0 million or 3.9% was primarily due to organic growth for US and Brazil business, partially offset by decrease in Mexico driven by change of labor regulation.

APAC net revenues totaled $5.4 million and $7.4 million for the three (3) months period ended June 30, 2022 and 2021, respectively. A decrease of $2.0 million or 27.0% was primarily due to the continuing effects of COVID-19 in China and Japan.

EMEA net revenues totaled $9.1 million and $8.5 million for the three (3) months period ended June 30, 2022 and 2021, respectively. An increase of $600,000 or 7.1% is due to organic growth and acquisition of Bordax business in South Africa in July of 2021.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor related expenses and was 80.8% of its net revenues for the three (3) months period ended June 30, 2022, and 82.1% of its net revenues for the three (3) months period ended June 30, 2021.

Americas cost of revenues was 81.1% of net revenues and 83.6% of net revenues for the three (3) months period ended June 30, 2022 and 2021, respectively. A decrease of 2.6% was primarily due to execution of gross margin improvement initiatives for the domestic business and favorable margin mix for Brazil.

APAC cost of revenues was 77.8% of net revenues and 71.6% of net revenues for the three (3) months period ended June 30, 2022 and 2021, respectively. An increase of 6.2% was primarily due to continuing effect of COVID-19 in China and Japan. During the lock-down in China, government mandated businesses to continue to incur labor costs although less revenue was generated.

EMEA cost of revenues was 81.3% of net revenues and 82.4% of net revenues for the three (3) months period ended June 30, 2022 and 2021, respectively. A decrease of 1.0% was primarily due to execution of gross margin improvement initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $10.1 million and $9.6 million for the three (3) months period ended June 30, 2022 and 2021, respectively. The year-over-year increase was the result of additional expenditures needed to normalize post-pandemic operations vs. same period prior year, as well continued investment in the growth of the business for most countries.

Americas selling, general and administrative expenses totaled $7.1 million and $6.3 million for the three (3) months period ended June 30, 2022 and 2021, respectively.

APAC selling, general and administrative expenses totaled $1.8 million and $2.2 million for the three (3) months period ended June 30, 2022 and 2021, respectively. The decrease is driven by cost reduction effort to minimize negative impact due to COVID-19.

EMEA selling, general and administrative expenses totaled $1.2 million and $1.1 million for the three (3) months period ended June 30, 2022 and 2021, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $507,000 and $534,000 for the three (3) months period ended June 30, 2022 and 2021, respectively.

Interest Expense

The Company's net interest expense was $178,000 and $129,000 for the three (3) months period ended June 30, 2022 and 2021, respectively.

Other Income

Other income was $149,000 for the three (3) months period ended June 30, 2022 and other expense was $5,000 for the three (3) months period ended June 30, 2021.

Income Taxes

Income tax expense was $715,000 and $621,000 for the three (3) months period ended June 30, 2022 and 2021, respectively.

Non-controlling Interest

Net income related to the Company’s non-controlling interest was $464,000 and $618,000 for the three (3) months period ended June 30, 2022 and 2021, respectively. The decrease was attributed to less profit from Mexico and China partially offset by Brazil and South Africa.

Net Income

Net income attributable to SPAR was $1.1 million for the three (3) months period ended June 30, 2022, or $0.05 per diluted share, compared to $514,000, or $0.02 per diluted share, for the corresponding period last year.

For the six (6) months period ended June 30, 2022, compared to the six (6) months period ended June 30, 2021

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2022		2021
	$	%	$	%
Net revenues	$126,794	100.0%	$128,273	100.0%
Cost of revenues	102,014	80.5	104,008	81.1
Gross profit	24,780	19.5	24,265	18.9
Selling, general & administrative expense	19,338	15.3	18,595	14.5
Depreciation & amortization	1,017	0.8	1,064	0.8
Operating income	4,425	3.4	4,606	3.6
Interest expense, net	328	0.3	277	0.2
Other income, net	(237)	(0.2)	(70)	(0.1)
Income before income taxes	4,334	3.3	4,399	3.5
Income tax expense	1,266	1.0	1,486	1.2
Net income	3,068	2.3	2,913	2.3
Net income attributable to non-controlling interest	(1,247)	(1.0)	(1,482)	(1.2)
Net income attributable to SPAR Group, Inc.	$1,821	1.3%	$1,431	1.1%

Net Revenues

Net revenues for the six (6) months period ended June 30, 2022 were $126.8 million, compared to $128.3 million for the six (6) months period ended June 30, 2021, a decrease of $1.5 million or 1.2%.

Americas net revenues totaled $96.3 million and $96.4 million for the six (6) months period ended June 30, 2022 and 2021, respectively. A decrease of $100,000 or 0.1% was primarily due to changes in Mexican labor laws that became effective in July 2021, and led to a reduction of our client base that started in the second half of 2021. The decrease in revenue for Mexico was offset by revenue growth for domestic business and Brazil.

APAC net revenues totaled $12.2 million and $15.7 million for the six (6) months period ended June 30, 2022 and 2021, respectively. A decrease of $3.5 million or 22.3% was primarily due to the continuing effects of COVID-19 in China and Japan.

EMEA net revenues totaled $18.3 million and $16.2 million for the six (6) months period ended June 30, 2022 and 2021, respectively. An increase of $2.1 million or 13.0% is due to organic growth and the acquisition of Bordax in South Africa in July of 2021.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor related expenses and was 80.4% of its net revenues for the six (6) months period ended June 30, 2022, and 81.1% of its net revenues for the six (6) months period ended June 30, 2021.

Americas cost of revenues was 81.0% of net revenues and 82.3% of net revenues for the six (6) months period ended June 30, 2022 and 2021, respectively. A decrease of 1.3% was primarily due to execution of gross margin improvement initiatives for the domestic business and favorable margin mix for Brazil

APAC cost of revenues was 76.2% of net revenues and 72.6% of net revenues for the six (6) months period ended June 30, 2022 and 2021, respectively. An increase of 3.6% was primarily due to continuing effect of COVID-19 in China and Japan.

EMEA cost of revenues was 80.3% of net revenues and 82.7% of net revenues for the six (6) months period ended June 30, 2022 and 2021, respectively. A decrease of 2.4% was primarily due to South Africa's margin improvement initiatives.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $19.3 million and $18.6 million for the six (6) months period ended June 30, 2022 and 2021, respectively. The year-over-year increase was the result of additional expenditures needed to normalize post-pandemic operations vs. same period prior year, as well continued investment in the growth of the business.

Americas selling, general and administrative expenses totaled $13.1 million and $12.1 million for the six (6) months period ended June 30, 2022 and 2021, respectively.

APAC selling, general and administrative expenses totaled $4.0 million and $4.4 million for the six (6) months period ended June 30, 2022 and 2021, respectively. The decrease is driven by cost reduction effort to minimize negative impact due to COVID-19.

EMEA selling, general and administrative expenses totaled $2.2 million and $2.1 million for the six (6) months period ended June 30, 2022 and 2021, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $1.0 million and $1.1 million for the six (6) months period ended June 30, 2022 and 2021, respectively.

Interest Expense

The Company's net interest expense was $328,000 and $277,000 for the six (6) months period ended June 30, 2022 and 2021, respectively.

Other (Income)

Other income was $237,000 and $70,000 for the six (6) months period ended June 30, 2022 and 2021, respectively.

Income Taxes

Income tax expense was $1.3 million and $1.5 million for the six (6) months period ended June 30, 2022 and June 30, 2021., respectively.

Non-controlling Interest

Net income related to the Company’s non-controlling interest was $1.2 million for the six (6) months period ended June 30, 2022 from $1.5 million for six (6) months period ended June 30, 2021. The decrease was attributed to less profit from Mexico and China partially offset by Brazil and South Africa.

Net Income

Net income attributable to SPAR was $1.8 million for the six (6) months period ended June 30, 2022, or $0.08 per diluted share, compared to $1.4 million, or $0.07 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

For the six months ended June 30, 2022, net income before non-controlling interest was $3.1 million.

Net cash used in operating activities was $3.5 million for the six (6) months period ended June 30, 2022, compared to net cash provided by operating activities of $1.0 million for the six (6) months period ended June 30, 2021. The net cash used in operating activities during the six (6) months period ended June 30, 2022, was primarily due to an increase in accounts receivable from Brazil and South Africa which have longer payment terms, increase in prepaid expenses, and payments made under the Majority Stockholders CIC Agreement. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and the other risks detailed in the section titled "Risk Factors" included elsewhere in our Annual Report. However, the Company believes that existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve (12) months.

Net cash used in investing activities was $794,000 for the six months ended June 30, 2022, compared to $886,000 for the six months ended June 30, 2021. The net cash used in investing activities during the six months ended June 30, 2022, was for fixed asset additions, primarily capitalized software.

SPAR Group, Inc. and Subsidiaries

Net cash provided by financing activities for the six months ended June 30, 2022, was $7.4 million compared to $2.0 million for the six months ended June 30, 2021. Net cash provided by financing activities during the six months ended June 30, 2022, was primarily due to net higher draws on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in a decrease in cash, cash equivalents and restricted cash for the six months ended June 30, 2022, of approximately $4.2 million. All international countries except for Brazil are facing inflation challenge with direct negative impact of foreign exchange rates.

The Company had net working capital of $22.9 million and $21.8 million as of June 30, 2022, and December 31, 2021, respectively. The Company's current ratio was 1.4 as of June 30, 2022, and 1.4 as of December 31, 2021.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

SPAR Group, Inc. and Subsidiaries

Item 6.	Exhibits

10.1	Fourth Modification Agreement dated as of June 30, 2022, and effective as of July 1, 2022 (the "Fourth Modification Agreement”), among North Mill Capital, LLC (“NM”), d/b/a SLR Business Credit, SPAR Group, Inc. (“SGRP”) and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. (“SMF”), and SPAR Canada Company (“SCC”), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a “NM Guarantor” and collectively, the “NM Guarantors”, and together with SMF and SCC, each a “NM Loan Party” and collectively, the "NM Loan Parties"), as filed herewith.

10.2	Amended and Restated Change in Control Severance Agreement between Kori G. Belzer and SGRP, dated as of August 10, 2022, as filed herewith.

10.3	Amended and Restated Change in Control Severance Agreement between Lawrence D. Swift and SGRP, dated as of August 10, 2022, as filed herewith.

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SPAR Group, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2022	SPAR Group, Inc., Registrant

By: /s/ Fay DeVriese
Fay DeVriese Chief Financial Officer, Treasurer and Secretary