Form 10-Q
period 2022-09-30
SPAR Group, Inc.
filed 2022-11-14
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2022.

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 31, 2022, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $14.2 million.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SGRP	Nasdaq

The number of shares of the Registrant's Common Stock outstanding as of November 4, 2022, was 22,717,456 shares.

SPAR Group, Inc.

Index

PART I:	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income for the three (3) and nine (9) months ended September 30, 2022 and 2021(Unaudited)	2

	Condensed Consolidated Balance Sheets as of September 30, 2022 , and December 31, 2021(Unaudited)	3

	Condensed Consolidated Statement of Equity for the three (3) and nine (9) months ended September 30, 2022 and 2021(Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine (9) months ended September 30, 2022 and 2021(Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4	Controls and Procedures	25

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3	Defaults Upon Senior Securities	27

Item 4	Mine Safety Disclosures	27

Item 5	Other Information	27

Item 6	Exhibits	28

SIGNATURES		29

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net revenues	$69,832	$67,423	$196,626	$195,696
Related party - cost of revenues	2,535	2,109	7,201	5,952
Cost of revenues	54,457	52,704	151,806	152,869
Gross profit	12,840	12,610	37,619	36,875
Selling, general and administrative expense	10,614	9,426	29,952	28,020
Depreciation and amortization	506	509	1,524	1,573
Operating income	1,720	2,675	6,143	7,282
Interest expense	270	124	595	402
Other income, net	(126)	(137)	(363)	(208)
Income before income tax expense	1,576	2,688	5,911	7,088

Income tax expense	676	549	1,942	2,036
Net income	900	2,139	3,969	5,052
Net income attributable to non-controlling interest	(932)	(959)	(2,180)	(2,441)
Net income (loss) attributable to SPAR Group, Inc.	$(32)	$1,180	$1,789	$2,611
Basic and diluted income (loss) per common share:	$(0.00)	$0.06	$0.08	$0.12
Weighted average common shares – basic	22,227	21,295	21,873	21,248
Weighted average common shares – diluted	22,227	21,589	22,010	21,592

Net income	$900	$2,139	$3,969	$5,052
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,085)	(1,352)	(5,021)	(2,696)
Comprehensive income (loss)	(185)	787	(1,052)	2,356
Comprehensive loss (income) attributable to non-controlling interest	(303)	(311)	1,696	(423)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$(488)	$476	$644	$1,933

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021

Assets
Current assets:
Cash, cash equivalents and restricted cash	$12,121	$13,473
Accounts receivable, net	66,499	54,171
Prepaid expenses and other current assets	7,688	4,382
Total current assets	86,308	72,026
Property and equipment, net	2,970	2,929
Operating lease right-of-use assets	1,192	1,781
Goodwill	4,169	4,166
Intangible assets, net	2,109	2,295
Deferred income taxes	5,256	4,468
Other assets	2,200	1,351
Total assets	$104,204	$89,016
Liabilities and equity
Current liabilities:
Accounts payable	$12,640	$8,943
Accrued expenses and other current liabilities	23,783	22,031
Due to affiliates	2,979	3,270
Customer incentives and deposits	2,761	3,901
Lines of credit and short-term loans	18,905	11,042
Current portion of operating lease liabilities	509	1,019
Total current liabilities	61,577	50,206
Operating lease liabilities, less current portion	683	762
Long-term debt and other liabilities	2,084	700
Total liabilities	64,344	51,668
Commitments and contingencies – See Note 8
Equity:
SPAR Group, Inc. equity
Preferred stock, Series - A, $.01 par value: Authorized shares– 2,445,598 Issued and outstanding shares – None – Balance at September 30, 2022 and December 31, 2021	-	-
Preferred stock, Series - B. $.01 par value: Authorized shares– 2,000,000; Issued shares – 1,017,113 – Balance at September 30, 2022 and none at December 31, 2021	11	-
Common stock, $.01 par value: Authorized shares – 47,000,000; Issued shares – 22,681,599 – Balance at September 30, 2022, and 21,320,414 – December 31, 2021	227	213
Treasury stock, at cost 201,980 shares – Balance at September 30, 2022 and 54,329 shares – Balance at December 31, 2021	(285)	(104)
Additional paid-in capital	20,951	17,231
Accumulated other comprehensive loss	(6,174)	(5,028)
Retained earnings	9,228	7,439
Total SPAR Group, Inc. equity	23,958	19,751
Non-controlling interest	15,902	17,597
Total equity	39,860	37,348
Total liabilities and equity	$104,204	$89,016

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2022	21,320	$213	-	$-	54	$(104)	$17,231	$(5,028)	$7,439	$17,597	$37,348

Share-based compensation	-	-	-	-	-	-	150	-	-	-	150
Majority Shareholder Agreement	-	-	2,000	20	-	-	3,248	-	-	-	3,268
Conversion of preferred stock to common stock	525	5	(350)	(3)	-	-	-	-	-	-	2
Other comprehensive (loss)	-	-	-	-	-	-	-	1,602	-	(1,976)	(374)
Net income	-	-	-	-	-	-	-	-	672	783	1,455
Balance at March 31, 2022	21,845	$218	1,650	$17	54	$(104)	$20,629	$(3,426)	$8,111	$16,404	$41,849
Share-based compensation	-	-	-	-	-	-	130	-	-	-	130
Purchase of Treasury shares	(74)	-	-	-	74	(89)	1	-	-	-	(88)
Other comprehensive income (loss)	-	-	-	-	-	-	-	(2,237)	-	(1,325)	(3,562)
Net income (loss)	-	-	-	-	-	-	-	-	1,149	465	1,614
Balance at June 30, 2022	21,771	$218	1,650	$17	128	$(193)	$20,760	$(5,663)	$9,260	$15,544	$39,943
Share-based compensation	–	–	–	–	–	–	309	–	–	–	309
Majority Shareholder agreement	949	9	(633)	(6)	–	–	–	–	–	–	3
Exercise of stock options	38	–	–	–	–	–	(118)	–	–	–	(118)
Purchase of treasury shares	(74)	–	–	–	74	(92)	–	–	–	–	(92)
Other comprehensive income (loss)	–	–	–	–	–	–	–	(511)	–	(574)	(1,085)
Retirement of Shares	(3)	–	–	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	–	(32)	932	900
Balance at September 30, 2022	22,681	$227	1,017	$11	202	$(285)	$20,951	$(6,174)	$9,228	$15,902	$39,860

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited continued)

(In thousands)

		Common Stock			Series B Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
		Shares		Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2021		21,122		$211	-	$-	2	$(2)	$16,645	$(3,913)	$9,218	$16,463	$38,622
		-		-	-	-	-	-	-	-	-	-	-
Exercise of stock options		131		1	-	-	-	-	(66)	-	-	-	(65)
Share-based compensation		-		-	-	-	-	-	99	-	-	-	99
Other comprehensive income (loss)		-		-	-	-	-	-	-	(198)	-	(1,637)	(1,835)
Net income (loss)		-		-	-	-	-	-	-	-	917	864	1,781
Balance at March 31, 2021		21,253		$212	-	$-	2	$(2)	$16,678	$(4,111)	$10,135	$15,690	$38,602
Exercise of stock options		16		1	-	-	-	-	(4)	-	-	-	(3)
Share-based compensation		-		-	-	-	-	-	183	-	-	-	183
Other changes to non-controlling interest		-		-	-	-	-	-	-	-	-	4	4
Other comprehensive income (loss)		-		-	-	-	-	-	-	223	-	268	491
Net income (loss)		-		-	-	-	-	-	-	-	514	618	1,132
Balance at June 30, 2021		21,269		$213	-	$-	2	$(2)	$16,857	$(3,888)	$10,649	$16,580	$40,409
Share-based compensation		–		–	–	–	–	–	221	–	–	–	221
Exercise of stock options		51		–	–	–	–	–	(53)	–	–	–	(53)
Purchase of treasury shares	-	–	-	–	–	–	52	(102)	–	–	–	–	(102)
Distribution to non-controlling investors	-	–	-	–	–	–	–	–	–	–	–	(40)	(40)
Other comprehensive income (loss)		–		–	–	–	–	–	–	(703)	–	(649)	(1,352)
Net income (loss)		–		–	–	–	–	–	–	–	1,180	959	2,139
Balance at September 30, 2021		21,320		$213	-	$-	54	$(104)	$17,025	$(4,591)	$11,829	$16,850	$41,222

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$3,969	$5,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,524	1,573
Non-cash lease expense	589	786
Bad debt expense, net of recoveries	35	100
Share-based compensation	585	503
Majority stockholders change in control agreement	(420)	-
Changes in operating assets and liabilities:
Accounts receivable	(12,283)	(12,341)
Prepaid expenses and other assets	(4,164)	(1,997)
Accounts payable	3,708	2,308
Operating lease liabilities	(589)	(786)
Accrued expenses, other current liabilities and customer incentives and deposits	2,884	5,921
Net cash provided (used in) by operating activities	(4,162)	1,119

Investing activities
Purchases of property and equipment and capitalized software	(1,237)	(1,432)
Acquisition of Business, net of cash acquired	-	(1,000)
Net cash used in investing activities	(1,237)	(2,432)

Financing activities
Borrowings under line of credit	33,151	58,045
Repayments under line of credit	(23,904)	(53,510)
Payments from stock options exercised	-	(121)
Distribution to non-controlling investors	-	(40)
Net cash provided by financing activities	9,247	4,374

Effect of foreign exchange rate changes on cash	(5,200)	(3,733)
Net change in cash and cash equivalents	(1,352)	(672)
Cash, cash equivalents and restricted cash at beginning of period	13,473	15,972
Cash, cash equivalents and restricted cash at end of period	$12,121	$15,300

Supplemental disclosure of cash flows information:
Interest paid	$738	$493
Income taxes paid	$1,710	$1,822
Non-cash Majority Stockholders Agreement Charges	$3,270	$-

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

Unaudited Interim Consolidated Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2022 and the interim condensed consolidated statements of income, statements of comprehensive income (loss), and statements of equity for the three (3) and nine (9) months period ended September 30, 2022 and 2021, statements of cash flows for the nine (9) months period ended September 30, 2022 and 2021, and the related disclosures, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and includes all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2022, its results of operations for the  three (3) and nine (9) months period ended September 30, 2022 and 2021, and its cash flows for the nine (9) months period ended September 30, 2022 and 2021 in accordance with U.S. GAAP. The results for the nine (9) months period ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022, (the "Annual Report").

2.	Business

SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, “SPAR Group” or the “Company”, “We”, “Our”), is a global merchandising and brand marketing services company, providing a broad range of services to retailers, consumer goods manufacturers and distributors around the world. With more than 50 years of experience, a diverse network of merchandising specialists around the world working during the year, and long-term relationships with some of the world’s leading businesses, we provide specialized capabilities across nine (9) countries and five (5) continents. Our unique combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates us from the competition.

The Company reports under three (3) segments: Americas, Asia-Pacific (“APAC”) and Europe, Middle East and Africa (“EMEA”). The Americas segment is comprised of the United States, Canada, Mexico, and Brazil, APAC is comprised of China, Japan, Australia, and India, and EMEA is comprised of South Africa.

Novel Coronavirus (Covid-19) Outbreak

The COVID-19 pandemic had an effect on the Company’s joint venture operation in China in the second quarter of 2022 The lock-down ended in June of 2022 and the business has been back in operation in most cases; however, there is still restriction in certain areas impacting the third quarter financial results. In March of 2022, China implemented zero tolerance COVID-19 policy and locked down Shanghai Province and surrounding districts, and as a result, operations of the Company's joint venture in China were impacted for most of the second quarter and in the third quarter. In the third quarter of 2022, the joint venture in China generated a net loss attributable to SPAR Group inc. of $73,000 and $348,000 for the three and nine-months ended September 30, 2022, respectively, as compared to net income of $25,000 and $23,000 for the three and nine-months ended September 30, 2021, respectively. The net loss generated by the joint venture was largely due to a decrease in revenues of $276,000 or 7% and $2.3 million or 22% as a result of the lockdown for the three and nine months ended September 30, 2022, respectively, as compared to three and nine months ended September 30, 2021, while expenses continued to be incurred for wages, office rent and administrative expenses. Management continues to actively monitor the situation and assess operational and cashflow impact to determine course of actions.

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

The Company's total cash, cash equivalents and restricted cash, as presented in the consolidated statements of cash flow, is as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash	$11,264	$13,473
Restricted cash included in cash, cash equivalents and restricted cash	857	-
Total as presented in the consolidated statement of cash flows	$12,121	$13,473

4.	Earnings Per Share

The following table sets forth the computations of basic and diluted Net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$(32)	$1,180	$1,789	$2,611

Denominator:
Shares used in basic Net income (loss) per share calculation	22,227	21,295	21,873	21,248
Effect of diluted securities:
Stock options and unvested restricted shares	-	294	137	344
Shares used in diluted net income per share calculations	22,227	21,589	22,010	21,592

Basic and diluted Net income (loss) per common share:	$0.00	$0.06	$0.08	$0.12

For the three-months ended  September 30, 2022, the Company had 136,000 unvested restricted shares and stock options which were not included in the calculation because they would have an anti-dilutive effect.

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

On September 30, 2022, the aggregate interest rate was 6.46% per annum, and the outstanding loan balance was $16.7 million and on  December 31, 2021, the aggregate interest rate was 5.25% per annum, and the outstanding loan balance was $9.7 million. Outstanding amounts are classified as short-term debt.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Company, including maintaining a positive trailing EBITDA for each Borrower, limits on non-ordinary course payments and transactions, incurring or guarantying indebtedness, increases in executive, officer or director compensation, capital expenditures and other investments. The Company was in compliance with such covenants as of September 30, 2022.

Resource Plus – Seller Notes

Effective with the closing of the Resource Plus acquisition in January 2018, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts. The annual interest rate is 1.85% and the total balance owed at September 30, 2022 was approximately $1.0 million.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

International Credit Facilities

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $517,000 USD (based upon the exchange rate at September 30, 2022). The facility provides for borrowing based upon a formula, as defined in the applicable loan agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of  September 30, 2022 was $174,000 (Australian) or $113,000 USD and was $164,000 (Australian) or $118,000 USD as of  December 31, 2021is due on demand.

SPAR China has secured a loan with Industrial and Commercial Bank of China, effective December 21, 2021, for 2.0 million Chinese Yuan or approximately $281,000 USD (based upon the exchange rate at September 30, 2022). The loan expires on November 4, 2022. The outstanding balance with Industrial and Commercial Bank of China as of  September 30, 2022 was 2.0 million Chinese Yuan or $281,000 USD and is due on demand.

SPAR China has secured a loan with People's Bank of China for 1.0 million Chinese Yuan or approximately $141,000 USD (based upon the exchange rate at September 30, 2022). The loan expired on June 7, 2022 and subsequently was not renewed. There is no outstanding balance on this loan.

SPAR China has secured a loan with Industrial Bank for 3.0 million Chinese Yuan or approximately $422,000 USD (based upon the exchange rate at September 30, 2022). The loan expires on December 18, 2022. The annual interest rate was 4.0% as of  September 30, 2022. The outstanding balance with Industrial Bank as of  September 30, 2022 was 3.0 million Chinese Yuan or $422,000 USD and is due on demand.

SGRP Meridian has secured a loan with Investec Bank Ltd, for 30.0 million South African Rand or approximately $1.7 million USD (based upon the exchange rate at September 30, 2022). The loan expires on July 13, 2023. The outstanding balance with Investec Bank Ltd as of  September 30, 2022 was approximately $18.4 million South African Rand or $1.0 million USD.

Summary of the Company’s lines of credit and short-term loans (in thousands):

	Interest Rate
	as of
	September 30, 2022	2022	2023	2024	2025	2026	2027
Australia - National Australia Bank	8.31%	102	-	-	-	-	-
China- Construction Bank	4.15%	281	-	-	-	-	-
China- Industrial Bank	4.00%	422	-	-	-	-	-
South Africa - Investec Bank Ltd.	9.75%	1,023				-	-
USA - North Mill Capital d/b/a SLR	6.46%	16,777	-	-	-	-	-
USA - Resource Plus Seller Notes	1.85%	300		-	-	-	-
Total		$18,905	$-	$-	$-	$-	$–

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	September 30,	December 31,
	2022	2021
Unused Availability:
United States / Canada	$1,815	$5,319
Australia	416	455
South Africa	643	-
China	-	157
Mexico	374	743
Total Unused Availability	$3,248	$6,674

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

Domestic Related Party Transactions

Change of Control, Voting and Restricted Stock Agreement

Approved by the Board and the Audit Committee and accepted by the Majority Stockholders (defined below) on December 31, 2021, and signed and effective January 28, 2022, SGRP entered into the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement"), by and among SGRP, Robert G. Brown, ("Mr. Brown"), William H. Bartels, ("Mr. Bartels"), SPAR Administrative Services, Inc., ("SAS"), and SPAR Business Services, Inc., ("SBS"), and collectively with Mr. Brown, Mr. Bartels, SAS and SBS, the ("Majority Stockholders") (the "Agreement").

The financial terms of the CIC Agreement to the Majority Stockholders, totaling $4,477,585 and fully accrued in December 2021, consists of the following:

a.	The Corporation issued to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock which are convertible into SGRP Shares subject to the conversion ratio as set forth in the CIC Agreement of 1:1.5 basis, subject to adjustment for a forward or reverse share split, share dividend, or similar transactions. These shares will vest over time upon execution of the CIC Agreement through November 10, 2023 in five (5) phases, assuming the Majority Stockholders' ongoing compliance with the terms and conditions of the CIC Agreement. Series B Preferred Shares may only be transferred to affiliates and certain related parties of the Majority Stockholders if those affiliates and certain related parties execute a joinder to the CIC Agreement. The Series B Preferred Stock was valued at $3,690,000 in total, based on the SGRP stock price on December 31, 2021 of $1.23 per share for 3,000,000 SGRP shares. Upon execution of the agreement in January of 2022, 2,000,000 restricted shares of Series B Preferred Stock were issued to the Majority Stockholders based on the SGRP stock price on January 28, 2022 of $1.09 per share and recorded in paid-in capital at $3,270,000 as of March 31, 2022. The $420,000 difference between what was accrued for as of December 31, 2021 was recognized in selling, general and administrative expenses during the quarter ended March 31, 2022. Immediately after the issuance of the Series B restricted shares, 350,000 of Series B Preferred Stock was converted to 525,000 of common shares per terms of the agreement. On May 30, 2022, 700,000 shares of Series B Preferred Stock were vested and convertible to 1,050,000 of common shares per terms of agreement. The Company has issued 632,887 shares of Series B Preferred Stock and converted and issued 949,311 shares of the common shares; the remaining 67,113 shares of Series B Preferred Stock, convertible to 100,689 shares of common shares, are pending initiation of transactions from a Majority Stockholder.

b.

The Corporation made a $250,000 cash payment to Mr. Brown and agreed to reimburse up to $35,000 of the legal expenses of the Majority Stockholders that were incurred after January 1, 2021 in connection with the negotiation and execution of the CIC Agreement. Both payments were made during the nine months ended September 30, 2022.

c.

The Corporation assumed financial responsibility for, and paid directly to Affinity Insurance Company, Ltd., $502,585 to settle SAS obligations and the related claim for the 2014-2015 plan year. The payment was made directly to Affinity Insurance Company, Ltd. during the nine months ended September 30, 2022.

James R. Brown, Sr. Advisor Agreement

Effective January 26, 2022, SGRP entered into a consulting agreement with Mr. James R. Brown, Sr., following his retirement as a director of SGRP on January 25, 2022, pursuant to which Mr. Brown will serve as a Board advisor to SGRP from time to time for a term of one (1) year (the "Brown Advisor Agreement"). As compensation for his services, Mr. Brown is entitled to receive compensation at a rate of $55,000 for the term of the Brown Advisor Agreement. Payments will be made in equal quarterly installments and will be pro-rated for partial quarters. The consultant fee paid to Mr. Brown was $13,750 for the three-months and $41,250 for the nine-months period ended September, 2022.

Panagiotis Lazaretos Consulting Agreement

Effective February 1, 2022, SGRP entered into a consulting agreement with Thenablers, Ltd. (the "Lazaretos Consulting Agreement"). Thenablers, Ltd. is wholly owned by Mr. Panagiotis Lazaretos, a retired director of SGRP. Following Mr. Lazaretos' retirement as a director on January 25, 2022, Thenablers, Ltd. agreed to provide the consulting services of Mr. Lazaretos to SGRP regarding global sales and new markets' expansion. The Lazaretos Consulting Agreement cannot be terminated by the consent of either party for the first twelve (12) months, and automatically expires on January 31, 2024. Upon the one-year anniversary of the effective date, the Lazaretos Consulting Agreement may be terminated by either party with 180 days’ notice in writing to the other party. As compensation for its services, Thenablers, Ltd. is entitled to receive: (i) base compensation at a rate of $10,000 per month for the term of the Consulting Agreement; (ii) incentive-based compensation; and (iii) the outstanding options granted to Mr. Panagiotis ("Panos") N. Lazaretos on February 4, 2021 will continue to be outstanding and vest according to their terms under the agreement. Consultant fee paid to Mr. Lazaretos was $30,000 for the three-months and $80,000 for the nine-months period ended September 30, 2022.

Audit Committee Nasdaq Compliance

On July 7, 2022, Nasdaq notified SGRP that it did not comply with the audit committee requirements for continued listing on The Nasdaq Capital Market set forth in Listing Rule 5605(c)(2) (the “Rule”). The Rule requires the audit committee to comprise of three independent directors. Subsequent to resignation of Mr. Panagiotis Lazaretos who was a member of SGRP’s audit committee, the Company was actively recruiting for a new independent director while the position remained vacant.

The Board nominated Mr. Peter Brown on July 31, 2022 to fill the vacant position.

On August 1, 2022, SGRP received a notification letter from Nasdaq dated August 1, 2022, stating that SGRP was now in compliance with Nasdaq's Audit Committee requirements under Nasdaq Listing Rule 5605(c)(2) (the "Rule") and that the matter is now closed

Other Domestic Related Party Transactions

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and also a director of both NMA and NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin also owns 100% of National Store Retail Services ("NSRS"). Beginning in September 2018 and through June of 2021, NSRS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs. Starting in July of 2021, the domestic merchandising specialist field force services provided by NSRS was transitioned to National Remodel & Setup Services, LLC ("NRSS") with the same financial arrangement. Mrs. Andrea Burdekin is the owner of NRSS. NMS also leases office space from Mr. Burdekin. The costs associated with labor and office lease were approximately $2.5 million for the three-months and $7.1 million for the nine-months period ended September 30, 2022, and $2.1M for the three-months and $5.9M for the nine-months period ended September 30, 2021.

Resource Plus is owned jointly by SGRP through its direct ownership of 51% of the Resource Plus membership interests and by Mr. Richard Justus through his ownership of the other 49% of the Resource Plus membership interests. Mr. Justus has a 50% ownership interest in RJ Holdings which owns the buildings where Resource Plus is headquartered and operates and are subleased to Resource Plus. The costs associated with these transactions were approximately $182,000 for the three-months and $545,000 for the nine-months period ended September 30, 2022, and $248,000 for the three-months and $814,000 for the nine-months period ended  September 30, 2021.

On December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Corporation, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of President and Chief Executive Officer, Michael R. Matacunas. Mrs. Matacunas owns 51 % of the equity of the Agent of record, Mr. Matacunas owns 49% of the equity of the Agent of record. The service fees paid to WB Marketing for the three-months and nine-months periods were $32,000 and $170,000 respectively.

International Related Party Services

The Corporation's principal Brazilian subsidiary, SPAR BSMT, is owned 51% by the Company, 39% by JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by EILLC. JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil subsidiary pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party respecting the Company. EILLC is owned by Mr. Peter W. Brown, a director of SPAR BSMT and SGRP. In November 2020, SPAR BSMT hired Mr. Peter W. Brown as a consultant to provide Brazil acquisition strategy services to SPAR BSMT, with a one-time initiation fee of $30,000 Brazilian Real and a monthly fee of $15,000 Brazilian Real effective December 1, 2020. The consultant agreement was terminated effective July 31, 2022 upon appointment of Mr. Peter Brown as a member of SGRP’s Audit Committee. The consultant fee paid to Mr. Brown was approximately $6,300 USD for the three-months and $44,300 USD for the nine-months period ended for both  September 30, 2022 and 2021, respectively.

SPARFACTS is a consolidated international joint venture of the Company and is owned 51% by SGRP and 49% by Ms. Lydna Chapman. Ms. Chapman is a director of SPARFACTS. Her various companies provide office lease, accounting and consultant services to SPARFACTS. The costs associated with these activities were approximately $130,000 for the three-months and $301,000 nine-months period ended September 30, 2022 and $40,000 for the three-months and $178,000 for the nine-months period ended September 30, 2021

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

Summary of Certain Related Party Transactions

Due to related parties consists of the following (in thousands):	September 30,	December 31,
	2022	2021
Loans from joint venture partners:(1)
Australia	$571	$597
Mexico	623	623
China	1,519	1,784
Resource Plus	266	266
Total due to affiliates	$2,979	$3,270

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

Bartels' Retirement and Director Compensation

Mr. William H. Bartels retired as an employee of the Company as of January 1, 2020 but continues to serve as a member of SPAR's Board. Mr. Bartels is also one of the founders and a significant stockholder of SGRP. Effective January 18, 2020, SPAR's Governance Committee proposed and unanimously approved retirement benefits for the five-year period commencing January 1, 2020, and ending December 31, 2024 (the "Five-Year Period"), for Mr. Bartels. The aggregate value of benefits payable to Mr. Bartels is approximately $220,558 per year and a total of $1,102,790 for the Five-Year Period. As of September 30, 2022 $352,600 remains outstanding and is included within accrued expenses and other current liabilities.

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

SBS and Infotech previously entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and has the right to unilaterally license and exploit certain portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software are co-owned with SBS and Infotech and each entered into a non-exclusive royalty-free license from the Company to use certain "SPAR" trademarks in the United States.

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

Subsequent to filing the Certificate of Elimination, on January 25, 2022, the Corporation filed a “Certificate of Designation of Series “B” Preferred Stock of SPAR Group, Inc.” (the “Preferred Designation”) with the Secretary of State of Delaware, which designation had been approved by the Board on January 25, 2022. The Preferred Designation created a series of 2,000,000 shares of Preferred Stock designated as “Series "B" Preferred Stock” with a par value of $.01 per share (the “Preferred Stock”). The Preferred Shares do not carry any voting or dividend rights and are convertible into the Common Stock on a 1 for 1.5 basis. As of September 30, 2022, 1,017,113 shares of Series "B" Preferred Stock remain outstanding. In May of 2022, although 700,000 shares were vested and convertible to Common Stock, only 632,887 shares were issued and converted to common stock, pending initiation of transactions by a Majority Stockholders as further discussed in Note 6.

8.	Long-Lived Assets, including Goodwill and Intangible Assets

The Company’s goodwill balance was $4.2 million as of September 30, 2022 and  December 31, 2021. The Company is required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. The Company annually tests goodwill impairment during the fourth quarter.

The Company’s long-lived intangible assets balance was $2.1 million as of September 30, 2022 and $2.3 million as of September 30, 2021. The Company is only required to test intangible assets whenever events occur or circumstances change that would more likely than not reduce the fair value of the assets below its carrying value.

The Company acquired Resource Plus in 2018 as a joint venture partnership and currently owns 51% of the Resource Plus business.  As of September 30, 2022, the Company has recorded $2.0 million of goodwill and $1.2 million of intangible assets relating to brand and technology.  In early 2021, Resource Plus lost a significant customer, Lowes Live Nursery Business.   Resource Plus revenue was $15.3 million in 2021 comparing to $28.0 million in 2020, and net loss attributable to SPAR in 2021 was $116,000 comparing to net income attributable to SPAR of $679,000 in 2020. During the second and third quarters of 2022, Resource Plus did not meet original forecast and reduced forecasts for the remainder of 2022.

As a result of these circumstances, the Company concluded it was more likely than not that the fair value of the reporting unit was less than it's carrying amount, and performed an interim quantitative assessment. The quantitative assessment was performed utilizing the income approach. The analysis required the comparison of the Company’s carrying value with its fair value, with an impairment recorded for any excess of carrying value over the fair value. The discounted cash flow method was used to determine the fair value of the reporting unit under the income approach. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value of the reporting unit as of September 30, 2022. As a result, the Company has determined goodwill impairment is not needed.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our cost expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, inflation, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units might become impaired in the future

The Company also performed an interim quantitative assessment for the intangible assets.  The Company evaluates the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. The Company’s projections of future cash flows, the level of actual cash flows, the methods of estimation used for determining fair values and salvage values can impact impairment.  Based on the assessment, the Company concluded no impairment or write-down is required.

9.	Stock-Based Compensation and Other Plans

The Company recognized approximately $30,000 and $174,000 in stock-based compensation expense relating to stock option awards during the three (3) month periods ended September 30, 2022 and 2021, respectively. The tax benefit available from stock-based compensation expense related to stock option during both the three (3) months period ended September 30, 2022 and 2021 was approximately $8,000 and $43,000 respectively. The Company recognized approximately $166,000 and $457,000 in stock-based compensation expense relating to stock option awards during the nine (9) month periods ended September 30,2022 and 2021, respectively. The tax benefit available from stock-based compensation expense related to stock option during both the nine (9) months period ended September 30,2022 and 2021 was approximately $42,000 and $114,000 respectively. As of September 30, 2022, total unrecognized stock-based compensation expense related to stock options was $236,000.

During the three (3) months period ended September 30, 2022 and 2021, the Company recognized approximately $109,000 and $29,000, respectively of stock-based compensation expense related to restricted stock. The tax benefit available to the Company from stock-based compensation expense related to restricted stock during the three (3) months period ended September 30, 2022 and 2021 was approximately $5,000 and $7,000, respectively. During the nine (9) months period ended September 30, 2022 and 2021, the Company recognized approximately $423,000 and $47,000, respectively of stock-based compensation expense related to restricted stock. The tax benefit available to the Company from stock-based compensation expense related to restricted stock during the nine (9) months period ended September 30, 2022 and 2021 was approximately $23,000 and $12,000, respectively. As of September 30, 2022, there was $396,000 unrecognized stock-based compensation expense related to unvested restricted stock awards.

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

All prior litigations associated with the Company through SPAR Business Services, Inc., a corporation ("SBS") and its Independent Contractors have been settled and, in most cases, paid to plaintiffs in full. As of  September 30, 2022, a $325,000 accrual remained for the final payment of the SBS Clothier Litigation. The litigation was settled on September 20, 2019 for $1.3 million payable in four (4) equal annual installments of $325,000, with the final payment to be paid in December 2022.

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

The operations and performance metrics for each country remains unchanged; the accounting policies for each country also remains the same. Therefore the new segment reporting has no impact to the existing accounting policies and are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Americas	$53,738	$49,849	$149,992	$146,213
Asia - Pacific	7,147	7,921	19,351	23,584
EMEA	8,947	9,653	27,283	25,899
Total revenue	$69,832	$67,423	$196,626	$195,696

Operating income:
Americas	$1,441	$2,206	$5,862	$6,203
Asia - Pacific	(341)	(177)	(1,491)	(300)
EMEA	620	646	1,772	1,379
Total operating income	$1,720	$2,675	$6,143	$7,282

Interest expense (income):
Americas	$203	$110	$399	$396
Asia - Pacific	6	1	24	(14)
EMEA	61	13	172	20
Total interest expense	$270	$124	$595	$402

Other expense (income), net:
Americas	$(12)	$(11)	$(24)	$74
Asia - Pacific	(50)	14	(62)	(66)
EMEA	(64)	(140)	(277)	(216)
Total other expense (income), net	$(126)	$(137)	$(363)	$(208)

Income before income tax expense:
Americas	$1,250	$2,107	$5,487	$5,733
Asia - Pacific	(297)	(192)	(1,453)	(220)
EMEA	623	773	1,877	1,575
Total income before income tax expense	$1,576	$2,688	$5,911	$7,088

Income tax expense:
Americas	$467	$392	$1,346	$1,728
Asia - Pacific	(145)	13	(104)	83
EMEA	354	144	700	225
Total income tax expense	$676	$549	$1,942	$2,036

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income:
Americas	$783	$1,715	$4,141	$4,005
Asia - Pacific	(152)	(205)	(1,349)	(303)
EMEA	269	629	1,177	1,350
Total net income	$900	$2,139	$3,969	$5,052

Net (income) loss attributable to non-controlling interest:
Americas	$(582)	$(535)	$(1,660)	$(1,400)
Asia - Pacific	(45)	106	476	160
EMEA	(305)	(530)	(996)	(1,201)
Total net (income) attributable to non-controlling interest	$(932)	$(959)	$(2,180)	$(2,441)

Net income (loss) attributable to SPAR Group, Inc.:
Americas	$201	$1,180	$2,481	$2,605
Asia - Pacific	(197)	(99)	(873)	(143)
EMEA	(36)	99	181	149
Total net income (loss) attributable to SPAR Group, Inc.	$(32)	$1,180	$1,789	$2,611

Depreciation and amortization:
Americas	$482	$506	$1,456	$1,498
Asia - Pacific	15	(9)	39	44
EMEA	9	12	29	31
Total depreciation and amortization	$506	$509	$1,524	$1,573

Capital expenditures:
Americas	$433	$454	$1,214	$1,205
Asia - Pacific	–	(18)	14	19
EMEA	30	104	9	208
Total capital expenditures	$463	$540	$1,237	$1,432

Note: There were no inter-company sales for the nine months ended September 30, 2022 or 2021.

	September 30,	December 31,
	2022	2021
Assets:
Americas	$86,151	$64,960
Asia - Pacific	6,044	10,699
EMEA	12,009	13,357
Total assets	$104,204	$89,016

	September 30,	December 31,
	2022	2021
Long lived assets:
Americas	$4,524	$3,968
Asia - Pacific	1,609	1,798
EMEA	229	295
Total long lived assets	$6,362	$6,061

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
		% of		% of		% of		% of
		consolidated		consolidated		consolidated		consolidated
Country revenue:		net revenue		net revenue		net revenue		net revenue
United States	$32,475	46.5%	$28,696	42.6%	$87,406	44.5%	$79,624	40.7%
Brazil	16,904	24.2	14,913	22.1	49,504	25.2	40,809	20.9
South Africa	8,947	12.8	9,653	14.3	27,283	13.9	25,899	13.2
Mexico	2,375	3.4	4,307	6.4	7,132	3.6	19,929	10.2
China	3,460	5.0	3,735	5.5	7,930	4.0	10,193	5.2
Japan	1,725	2.5	2,348	3.5	5,536	2.8	7,336	3.7
Canada	2,707	3.9	1,650	2.4	5,949	3.0	4,886	2.5
India	831	1.1	1,933	2.9	4,765	2.4	6,199	3.2
Australia	408	0.6	188	0.3	1,121	0.6	821	0.4
Total revenue	$69,832	100.0%	$67,423	100.0%	$196,626	100.0%	$195,696	100.0%

12.	Recent Accounting Pronouncements

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

13.	Leases

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

The components of SPAR's lease expenses for the three (3) and nine (9) months ended September 30, 2022 and 2021, which are included in the condensed consolidated income statement, are as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Costs	Classification	2022	2021	2022	2021
Operating lease cost	Selling, General and Administrative Expense	$103	$255	$358	$690
Short-term lease cost	Selling, General and Administrative Expense	137	121	399	629
Variable costs	Selling, General and Administrative Expense	21	40	74	132
Total lease cost		$261	$416	$831	$1,451

Supplemental cash flow information related to SPAR’s leases for the three (3) and nine (9) months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Cash paid for amounts included in the measurement of lease liabilities	$245	$256	$775	$691

Assets obtained in exchange for new operating lease liabilities
Operating lease	$-	$2	$-	$2

At September 30, 2022, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Period Ending December 31,	Amount
2022	$230
2023	418
2024	282
2025	426
2026	79
Thereafter	104
Total Lease Payments	1,539
Less: imputed interest	347
Total	$1,192

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2022, the Company operated in nine (9) countries including the United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan and India. Across all of these countries, the Company successfully executes programs through its multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store / product conditions.

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

SPAR Group, Inc. and Subsidiaries

Results of Operations

For the three (3) months period ended September 30, 2022, compared to the three (3) months period ended September 30, 2021

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2022		2021
	$	%	$	%
Net revenues	$69,832	100.0%	$67,423	100.0%
Cost of revenues	56,992	81.6	54,813	81.3
Gross profit	12,840	18.4	12,610	18.7
Selling, general & administrative expense	10,614	15.2	9,426	14.0
Depreciation & amortization	506	0.7	509	0.8
Operating income	1,720	2.5	2,675	3.9
Interest expense, net	270	0.4	124	0.2
Other expense (income), net	(126)	(0.2)	(137)	(0.2)
Income before income taxes	1,576	2.3	2,688	3.9
Income tax expense	676	1.0	549	0.8
Net income	900	1.3	2,139	3.1
Net income attributable to non-controlling interest	(932)	(1.3)	(959)	(1.4)
Net income (loss) attributable to SPAR Group, Inc.	$(32)	(0.0)%	$1,180	1.7%

Net Revenues

Net revenues for the three (3) months period ended September 30, 2022 were $69.8 million, compared to $67.4 million for the three (3) months period ended September 30, 2021, an increase of $2.4 million or 3.6%. In the third quarter many international countries, particularly Japan and South Africa, suffered from significant foreign exchange impact.

Americas net revenues totaled $53.7 million and $49.8 million for the three (3) months period ended September 30, 2022 and 2021, respectively. An increase of $3.9 million or 7.8% was primarily due to organic growth for US ($3.8 million or 13.2%) and Brazil business ($2.0 million or 13.3%), partially offset by decrease in Mexico driven by change of labor regulation (-$1.9 million or -44.8%).

APAC net revenues totaled $7.1 million and $8.0 million for the three (3) months period ended September 30, 2022 and 2021, respectively. A decrease of $0.8 million or 9.8% was primarily due to the continuing effects of COVID-19 in China (-$0.3 million or -7.4%) and foreign exchange impact for Japan (-$0.6 million or -26.8%), partially offset by increase of $0.2 million or 117.2% for Australia driven by recovery from COVID-19.

EMEA net revenues totaled $8.9 million and $9.7 million for the three (3) months period ended September 30, 2022 and 2021, respectively. A decrease of $0.7 million or 7.3% is driven by foreign exchange impact as South Africa suffered from double-digit foreign exchange delta.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor related expenses and was 81.6% of its net revenues for the three (3) months period ended September 30, 2022, and 81.3% of its net revenues for the three (3) months period ended September 30, 2021.

Americas cost of revenues was 82.8% of net revenues for both of the three (3) months period ended September 30, 2022 and 2021. The Company continues to drive gross profit improvement initiatives to go above and beyond neutralizing inflation, labor costs pressure and rising travel costs.

APAC cost of revenues was 78.8% of net revenues and 72.8% of net revenues for the three (3) months period ended September 30, 2022 and 2021, respectively. An increase of 5.9% was primarily due to continuing effect of COVID-19 in China and costs to restart and normalize the business.

EMEA cost of revenues was 76.6% of net revenues and 80.3% of net revenues for the three (3) months period ended September 30, 2022 and 2021, respectively. A decrease of 3.7% was primarily due to execution of gross margin improvement initiatives and improvement for Bordax business post acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $10.6 million and $9.4 million for the three (3) months period ended September 30, 2022 and 2021, respectively. The year-over-year increase was the result of (1) our planned investments in business development and marketing to drive the future business, an increase in non-capital technology spending to enable our insights and analytics business, improvements in operations as the company enters the next phase of its growth, and (2) one-time costs related to our announced strategic alternatives initiative and an increase in Non-Executive Director Board cash compensation.

Americas selling, general and administrative expenses totaled $7.3 million and $5.8 million for the three (3) months period ended September 30, 2022 and 2021, respectively.

APAC selling, general and administrative expenses totaled $1.8 million and $2.3 million for the three (3) months period ended September 30, 2022 and 2021, respectively. The decrease is driven by cost reduction effort to minimize negative impact due to COVID-19.

EMEA selling, general and administrative expenses totaled $1.4 million and $1.2 million for the three (3) months period ended September 30, 2022 and 2021, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $506,000 and $509,000 for the three (3) months period ended September 30, 2022 and 2021, respectively.

Interest Expense

The Company's net interest expense was $270,000 and $124,000 for the three (3) months period ended September 30, 2022 and 2021, respectively. The increase in driven by higher leverage of working capital credit facility for investments purpose.

Other Income

Other income was $126,000 and $137,000 for the three (3) months period ended September, 2022 and 2021, respectively.

Income Taxes

Income tax expense was $676,000 and $549,000 for the three (3) months period ended September 30, 2022 and 2021, respectively.

Non-controlling Interest

Net income related to the Company’s non-controlling interest was $932,000 and $959,000 for the three (3) months period ended September 30, 2022 and 2021, respectively. The decrease was attributed to less profit from Mexico and China partially offset by Brazil and South Africa.

Net Income

Net loss attributable to SPAR was $32,000 for the three (3) months period ended September 30, 2022, or $0.00 per diluted share, compared to $1.2 million, or $0.06 per diluted share, for the corresponding period last year.

For the nine (9) months period ended September 30, 2022, compared to the nine (9) months period ended September 30, 2021

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2022		2021
	$	%	$	%
Net revenues	$196,626	100.0%	$195,696	100.0%
Cost of revenues	159,007	80.9	158,821	81.2
Gross profit	37,619	19.1	36,875	18.8
Selling, general & administrative expense	29,952	15.2	28,020	14.3
Depreciation & amortization	1,524	0.8	1,573	0.8
Operating income	6,143	3.1	7,282	3.7
Interest expense, net	595	0.3	402	0.2
Other income, net	(363)	(0.2)	(208)	(0.1)
Income before income taxes	5,911	3.0	7,088	3.6
Income tax expense	1,942	1.0	2,036	1.0
Net income	3,969	2.0	5,052	2.6
Net income attributable to non-controlling interest	(2,180)	(1.1)	(2,441)	(1.2)
Net income attributable to SPAR Group, Inc.	$1,789	0.9%	$2,611	1.4%

Net Revenues

Net revenues for the nine (9) months period ended September 30, 2022 were $196.6 million, compared to $195.7 million for the nine (9) months period ended September 30, 2021, an increase of $900,000 or 0.1%.

Americas net revenues totaled $150.0 million and $146.2 million for the nine (9) months period ended September 30, 2022 and 2021, respectively. An increase of $3.84million or 2.6% was primarily due to revenue growth for domestic business and Brazil, partially offset by decrease in Mexico. The decrease in revenue for Mexico was driven by changes in Mexican labor laws that became effective in July 2021, and led to a reduction of our client base that started in the second half of 2021.

APAC net revenues totaled $19.4 million and $23.6 million for the nine (9) months period ended September 30, 2022 and 2021, respectively. A decrease of $4.2 million or 17.9% was primarily due to the continuing effects of COVID-19 in China and Japan.

EMEA net revenues totaled $27.3 million and $25.9 million for the nine (9) months period ended September 30, 2022 and 2021, respectively. An increase of $1.4 million or 5.3% is due to organic growth and the acquisition of Bordax in South Africa in July of 2021, partially offset by foreign exchange impact.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor related expenses and was 80.9% of its net revenues for the nine (9) months period ended September 30, 2022, and 81.2% of its net revenues for the nine (9) months period ended September 30, 2021.

Americas cost of revenues was 81.7% of net revenues and 82.5% of net revenues for the nine (9) months period ended September 30, 2022 and 2021, respectively. A decrease of 0.8% was primarily due to execution of gross margin improvement initiatives for the domestic business.

APAC cost of revenues was 77.0% of net revenues and 72.4% of net revenues for the nine (9) months period ended September 30, 2022 and 2021, respectively. An increase of 4.6% was primarily due to continuing effect of COVID-19 and restarting costs to normalize business in China.

EMEA cost of revenues was 79.0% of net revenues and 81.6% of net revenues for the nine (9) months period ended September 30, 2022 and 2021, respectively. A decrease of 2.5% was primarily due to South Africa's margin improvement initiatives.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $29.9 million and $28.0 million for the nine (9) months period ended September 30, 2022 and 2021, respectively. The year-over-year increase was the result of additional expenditures needed for continued investment in the growth of the business.

Americas selling, general and administrative expenses totaled $20.1 million and $17.9 million for the nine (9) months period ended September 30, 2022 and 2021, respectively.

APAC selling, general and administrative expenses totaled $5.9 million and $6.8 million for the nine (9) months period ended September 30, 2022 and 2021, respectively. The decrease is driven by cost reduction effort to minimize negative impact due to COVID-19.

EMEA selling, general and administrative expenses totaled $3.9 million and $3.4 million for the nine (9) months period ended September 30, 2022 and 2021, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $1.5 million and $1.6 million for the nine (9) months period ended September 30, 2022 and 2021, respectively.

Interest Expense

The Company's net interest expense was $595,000 and $402,000 for the nine (9) months period ended September 30, 2022 and 2021, respectively.

Other - Income

Other Income was $363,000 and $208,000 for the nine (9) months period ended September 30, 2022 and 2021, respectively.

Income Taxes

Income tax expense was $1.9 million and $2.0 million for the nine (9) months period ended September 30, 2022 and September 30, 2021., respectively.

Non-controlling Interest

Net income related to the Company’s non-controlling interest was $2.2 million for the nine (9) months period ended September 30, 2022 from $2.4 million for nine (9) months period ended September 30, 2021. The decrease was attributed to less profit from Mexico and China partially offset by Brazil and South Africa.

Net Income

Net income attributable to SPAR was $1.8 million for the nine (9) months period ended September 30, 2022, or $0.08 per diluted share, compared to $2.6 million, or $0.12 per diluted share, for the corresponding period last year.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our critical accounting estimates and assumptions related to goodwill and intangible assets are described below. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our other critical accounting estimates and assumptions.

Goodwill and Intangible Assets

The Company is required to test goodwill for impairment annually or more frequently, whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit with goodwill below its carrying amount. The Company annually tests goodwill impairment during the fourth quarter. See Note 8, Long-lived Assets, Including Goodwill and Intangible Assets, for additional information.

The Company’s long-lived intangible assets balance was $2.1 million as of September 30, 2022 and $2.3 million as of September 30, 2021.  The Company is only required to test intangible assets whenever events occur or circumstances change that would more likely than not reduce the fair value of the assets below its carrying value.

The Company acquired Resource Plus in 2018 as a joint venture partnership and currently owns 51% of the Resource Plus business.  As of September 30, 2022, the Company has recorded $2.0 million of goodwill and $1.2 million of intangible assets relating to brand and technology.  In early 2021, Resource Plus lost a significant customer, Lowes Live Nursery Business.   Resource Plus revenue was $15.3 million in 2021 comparing to $28.0 million in 2020, and net loss attributable to SPAR in 2021 was $116,000 comparing to net income attributable to SPAR of $679,000 in 2020. During the second and third quarters of 2022, Resource Plus did not meet original forecast and reduced forecasts for the remainder of 2022.

As a result of these circumstances, the Company concluded it was more likely than not that the fair value of the reporting unit was less than its carrying amount, and performed an interim quantitative assessment. The quantitative assessment was performed utilizing the income approach. The analysis required the comparison of the Company’s carrying value with its fair value, with an impairment recorded for any excess of carrying value over the fair value. The discounted cash flow method was used to determine the fair value of the reporting unit under the income approach. The results of the quantitative analysis performed indicated the fair value of the reporting unit exceeded the carrying value of the reporting unit as of September 30, 2022 by 2.3%, which is not a substantial amount. As a result, the Company has determined goodwill impairment is not needed.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our cost expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, inflation, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units might become impaired in the future.

The Company also performed an interim quantitative assessment for the intangible assets.  The Company evaluates the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. The Company’s projections of future cash flows, the level of actual cash flows, the methods of estimation used for determining fair values and salvage values can impact impairment.  Based on the assessment, the Company concluded no impairment or write-down is required.

Liquidity and Capital Resources

For the nine months ended September 30, 2022, net income before non-controlling interest was $4.0 million.

Net cash used in operating activities was $4.2 million for the nine (9) months period ended September 30, 2022, compared to net cash provided by operating activities of $1.1 million for the nine (9) months period ended September 30, 2021. The net cash used in operating activities during the nine (9) months period ended September 30, 2022, was primarily due to an increase in withholding tax assets from Brazil, and decrease in accrued liabilities due to payments made under the Majority Stockholders CIC Agreement. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and the other risks detailed in the section titled "Risk Factors" included elsewhere in our Annual Report. However, the Company believes that existing cash, cash equivalents, short-term investment balances, funds available under our debt agreement, and cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve (12) months.

Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2022, compared to $2.4 million for the nine months ended September 30, 2021. The net cash used in investing activities during the nine months ended September 30, 2022, was for fixed asset additions, primarily capitalized software.

SPAR Group, Inc. and Subsidiaries

Net cash provided by financing activities for the nine months ended September 30, 2022, was $9.3 million compared to $4.4 million for the nine months ended September 30, 2021. Net cash provided by financing activities during the nine months ended September 30, 2022, was primarily due to net higher draws on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in a decrease in cash, cash equivalents and restricted cash for the nine months ended September 30, 2022, of approximately $12.1 million. All international countries except for Brazil are facing inflation challenge with direct negative impact of foreign exchange rates.

The Company had net working capital of $24.7 million and $21.8 million as of September 30, 2022, and December 31, 2021, respectively. The Company's current ratio was 1.4 as of September 30, 2022, and 1.4 as of December 31, 2021.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's third quarter of its 2022 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date: November 14, 2022	SPAR Group, Inc., Registrant

By: /s/ Fay DeVriese
Fay DeVriese Chief Financial Officer, Treasurer and Secretary