Form 10-K
period 2022-12-31
SPAR Group, Inc.
filed 2023-04-17
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 0-27408

SPAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 Opdyke Court, Auburn Hills, MI	48326
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (248) 364-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	SGRP	The NASDAQ Stock Market LLC

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $13 million.

The number of shares of the Registrant's Common Stock outstanding as of March 15, 2023, was 21,845,414 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement on Schedule 14A for the registrant's 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

NOTE ON Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2022 (this "Annual Report"), contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation") and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group", the "Company" "SPAR", "We", or "Our").  There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its 2023 Annual Meeting of Stockholders (the "Proxy Statement"), which SGRP expects to file on or about TBD, 2023, with the Securities and Exchange Commission (the "SEC"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report, and the Proxy Statement and such Current Reports, each a "SEC Report").

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

PART I

Item 1. Business

Our Company

SPAR Group, Inc., a Delaware corporation ("SGRP" or the "Corporation"), and its subsidiaries (together with SGRP, "SPAR Group" or the "Company"), is a leading global merchandising and brand marketing services company, providing a broad range of sales enhancing services to retailers across most classes of trade and consumer goods manufacturers and distributors around the world. Our goal is to be the most creative, energizing and effective global services company that drives sales, margins and operating efficiency for our clients.

As of December 31, 2022, we operated in nine countries including the United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan and India. Across all of these countries, we successfully execute programs through our multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store / product conditions.

With more than 50 years of experience, a focus on excellence and industry leadership, we continue to grow our long-term relationships with some of the world's leading businesses. Our unique combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates us from the competition.

Our focus is services. Our team works closely with clients to determine their key objectives to execute globally, focusing on enhancing their sales and profit. At retail, our merchandising brand marketing specialists perform a wide range of programs to maximize product sell-through to consumers. Some of these programs include launching new products, installing displays, assembling product fixtures, and ensuring shelves are fully stocked and reordering when they are not. We also assist with sales and customer service. As retailers adapt to changes and new opportunities, our team engages in the total renovations and transformation of stores, as well as preparing new locations for grand openings. Our distribution associates work in retail and consumer goods distribution centers to prepare the centers to open, testing systems, putting away, picking product and providing peak staffing services for our clients.

We provide the "last two feet" of retail and consumer goods product merchandising and marketing. Our clients make great products. We ensure these products are presented in a compelling and exciting way exactly when and where they need to be to drive sales and margin. Our technology adds to these services by providing clients with detailed insight across all aspects of individual stores.

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

SPAR Group is one of the leading providers of these merchandising and marketing services to companies across the globe. With more than 50 years of history, the Company has established itself as a strategic partner to many of the world’s most exciting product manufacturers and retailers.

Our Growth Strategy

As the need for flexibility and efficiency in merchandising and marketing services continues to increase, both in the United States and internationally, brand owners, consumer goods companies, manufacturers and retailers will continue to rely on third-party providers for these services. SPAR Group is uniquely able to meet these needs because of our global reach, more than 50-year track record, access to over 25,000 merchandisers, breadth of capability, unwavering focus on excellence and deep expertise. We combine great people, an understanding of what is needed and unique technologies, enabling us to offer enhanced service in-country and across geographies.

To capitalize on the growing demand, the Company’s business strategy is focused on four (4) priorities: 1) Grow the Core Business; 2) Introduce or Acquire New Services; 3) Invest in Technology; and 4) Expand Globally. The result of this strategic framework will be top-line growth, expanded margins, more value for clients and higher levels of free cash flow to allow us to invest for more growth.

Grow the Core Business

The Company is constantly pursuing new core business services while working to earn more business from current clients. We have a significant number of long-tenured clients that, in order to ensure we understand their businesses, SPAR Group invests resources in people, technology and time, and thus we are well-positioned to meet their needs in the future. This includes expanding the services we offer to existing clients. At the same time, we pursue and solicit requests for proposals ("RFPs"), we actively market our services, we participate in industry events and we continuously look for opportunities to grow our business. We believe our history, relationships, expertise, technology and scale are all competitive advantages for us.

Introduce or Acquire New Services

The Company believes in testing new ideas and services and applying its considerable existing expertise in new ways to increase revenues and expand client relationships. The changing retail landscape and need for enhanced digital, e-commerce and fulfillment capability shapes our thinking. Our objective is to identify and introduce new or complimentary capabilities that we believe the market and our clients need now and in the future. To accomplish this, we pursue business partnerships, look for acquisitions and joint ventures and explore ideas based on market trends and our own unique client experiences. Our market positioning provides us with an unparalleled window into changes and opportunities in the markets we serve. We carefully measure the results of these tests and look for new services that can have a material impact on our financial and operational performance.

Invest in Technology

We believe our current SPARView technology provides us a competitive advantage in the marketplace and is a core competitive strength. Our technology enables us to communicate, plan, track, analyze and optimize our merchandising and marketing services work. However, we recognize that technology and our opportunity to successfully leverage technology continues to change. As a result, we are constantly adapting and innovating. We explore relationships within and across geographies and businesses with solution providers, while simultaneously making investments in our own solutions, with a focus to provide clients with better results, through our broader capability. This will facilitate our ability to offer higher value services over time. Our objective is to provide technology to field merchandisers, our client partners and our management to make smarter decisions that yield better Company results.

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

Our Business Divisions

The Company operates under three divisions: Americas, Asia Pacific (APAC), and Europe, Middle East and Africa (EMEA). The Americas division is comprised of the United States, Canada, Mexico and Brazil. The APAC division is comprised of Japan, China, Australia and India. The EMEA division is comprised of South Africa.

The total business is led and operated from our global headquarters in Auburn Hills, Michigan. Each country also has regional leadership and offices in the respective market.

Our approach to the international marketplace has historically been to establish joint ventures. We believe this approach enables us to bring the breadth of our global capabilities and tools while capitalizing on the strength and importance of local executive leadership and resources.

We continue to be excited about our international growth opportunities and the performance of our individual businesses.

The following table provides details of the structure of our Domestic and International businesses:

Primary Territory	Entity Name	SGRP Percentage Ownership	Principal Office Location
Americas
United States of America	SPAR Marketing Force, Inc.	100%	Auburn Hills, Michigan
	SPAR Assembly and Installation, Inc.	100%	Auburn Hills, Michigan
	National Merchandising Services, LLC ("NMS")	51%	Fayetteville, Georgia
	Resource Plus of North Florida, Inc. ("RPI")	51%	Jacksonville, Florida
Canada	SPAR Canada Company	100%	Vaughan, Ontario, Canada
Mexico	SPAR TODOPROMO, SAPI, de CV	51%	Mexico City, Mexico
Brazil	SPAR Brasil Serviços de Merchandising e Tecnologia S.A.	51%	Sao Paulo, Brazil
Asia- Pacific
Japan	SPAR FM Japan, Inc.	100%	Tokyo, Japan
India	SPAR KROGNOS Marketing Private Limited	51%	New Delhi, India
	Preceptor Marketing Services Private Limited	51%	New Delhi, India
Australia	SPARFACTS Australia (PTY), Ltd.	51%	Melbourne, Australia
China	SPAR (Shanghai) Marketing Management Company Ltd.	51%	Shanghai, China
Europe, Middle East, Africa (EMEA)
South Africa	SGRP Meridian (PTY), Ltd.	51%	Durban, South Africa

The Company tracks and reports certain financial information separately for the individual countries using the same metrics. The primary measurement utilized by management is operating profit, historically the key indicator of long-term growth and profitability, as the Company is focused primarily on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's divisions, which includes their respective net revenues and operating income for each of the years ended December 31, 2022 and 2021, and their respective assets as of December 31, 2022 and 2021, is provided in Note 12 to the Company's Consolidated Financial Statements – Segment Information, below.

Our Services

The Company currently provides six (6) principal types of services: merchandising services, brand marketing services, new store openings and remodeling services, assembly services, distribution staffing services and retail compliance and price audit services.

Merchandising Services

Merchandising services consist of regularly scheduled merchandising and marketing services provided at the retail store level for retailers, manufacturers and distributors  ("syndicated merchandising services") and "dedicated merchandising services" which are performed for a specific retailer or manufacturer by a dedicated organization, sometimes including a management team. The syndicated services are performed for multiple manufacturers and distributors while the dedicated services work exclusively for that retailer or manufacturer.

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

New Store Openings and Remodeling Services

Retailer specific services including store transformation, remodeling, fixture building, major category changes, adaptation of online in the store and regular store refresh program support, under annual or stand-alone project contracts or agreements.

Most retailers refresh each store every three, five or seven years. The Company offers services to ensure each store is inviting, exciting and well maintained for the retailer. This may include adding categories of product, changing the front-of-store checkout, building out pack and ship areas within a store to serve regional online delivery and more.

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

Our Customers

The Company currently represents numerous manufacturers and/or retail clients in a wide range of retail segments and stores worldwide, and its customers (which it refers to as "clients") include the following markets:

Retail segments served include:

●	Grocery and HBA
●	Pharmacies
●	Discount
●	Dollar
●	Convenience
●	Cash and Carry
●	Home Improvement
●	Consumer Electronics
●	Automotive
●	Office Supply
●	Mass Merchandisers

Manufacturer segments served include:

●	Personal Technology
●	Consumer Electronics
●	Beverage
●	Household Products
●	Consumables
●	Financial Products
●	Automotive Aftermarket

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

The Company did not have any clients that represented 10% or more of the Company's net revenue for the years ended December 31, 2022 and 2021.

Trademarks and Technology Licensing

The Company has numerous registered trademarks. Certain of the Company's "SPAR" trademarks (the "Licensed Marks") are licensed: (i) for use by affiliated companies in the United States royalty free and in perpetuity pursuant to license agreements that commenced in 1999 (ii) for use by its wholly-owned subsidiaries worldwide royalty free and in perpetuity pursuant to informal license arrangements; (iii) for use by joint venture subsidiaries in their respective jurisdictions royalty free pursuant to license agreements for limited terms (executed contemporaneously with their respective joint venture agreements); and (iv) for use by the Independent Field Vendor and Independent Field Administrator respectively providing Field Administrators through 2022 and Field Specialists to the Company domestically in the United States for limited terms and modest royalties pursuant to license agreements with (each as defined below). Portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") currently included in the Company's technology are co-owned by the Company, SPAR Business Services, Inc. ("SBS") and SPAR InfoTech, Inc. ("Infotech"). The Company's global technology systems (including the Co-Owned Software) were maintained and further developed and improved by the Company at its own expense at a cost of $1.5 million in 2022 and $1.2 million in 2021, respectively. Except for SBS and Infotech (they do not need such software licenses because of their co-ownership), each subsidiary and field vendor trademark license and arrangement also licenses the Co-Owned Software to the licensee.

Our Labor Force

Worldwide, the Company utilized a labor force in 2022 of up to approximately 25,000 people depending on seasonality, including the services of Field Specialists and Field Administrators provided by independent third parties.

The Company executes and administers its field services in the USA through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"). Substantially all of its Field Administrators in the USA were in turn employed by other independent third parties through December 2022 and by the Company thereafter.

As of December 31, 2022, the Company's labor force in the Americas totaled approximately 17,500 including the services of Field Specialists and Field Administrators furnished by independent third parties. The Company employed in Americas a labor force of 494 full-time employees and 62 part-time employees engaged in operations. In the Company's America Division, the Company's merchandising, audit, assembly and other services for its clients are performed by Field Specialists, and the services of a significant portion of them (approximately 17,000) were supplied to the Company by an independent vendor (the "Independent Field Vendor"). The services of a significant portion of the Field Administrators who supervise the Field Specialists (approximately 60) were provided to the Company in the USA by an independent vendor (the "Independent Field Administrator") through December 2022 and by the Company thereafter.

As of December 31, 2022, the Company's Asia-Pacific Division's labor force totaled approximately 1,600 including the services of field personnel and others furnished by independent third parties. Foreign subsidiaries employed 295 full-time and 3 part-time employees. The Company's Asia-Pacific Division's field force consisted of approximately 1,300 Field Specialists engaged locally by our foreign subsidiaries in their respective international operations.

As of December 31, 2022, the Company's EMEA Division's labor force totaled approximately 5,200 including the services of field personnel and others furnished by independent third parties. Foreign subsidiaries employed 648 full-time and 4 part-time employees. The Company's EMEA Division's field force consisted of approximately 4,500 Field Specialists engaged locally by our foreign subsidiaries in their respective international operations.

The Company continues to evaluate its business model of using third-party independent contractors as Field Specialists (whether or not provided by others) in light of changing client requirements and legal and regulatory environments.

The Company considers its relations with its own employees and independent vendors to be generally good.

Our Competition

The marketing services industry is highly competitive. The Company's competition in all-markets arise from a number of large enterprises. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its existing and prospective clients. The Company believes that the principal competitive factors within its industry include breadth and quality of client services, cost, development and deployment of technology, the ability to execute specific client priorities rapidly and consistently over a wide geographic area, and the ability to ideate and operate as a business partner delivering value above basic services. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in many retailer and manufacturer verticals. The Company also believes it has the ability to execute major national and international initiatives and develop and administer national and international manufacturer programs.

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

Our results of operations were adversely affected in 2021 globally by the COVID-19 pandemic, and the adverse impact continued through 2022 in certain international countries. The adverse impact of the COVID-19 pandemic may continue through 2023 and beyond.

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

In 2021, most of our clients whose business was shut down or reduced capacity earlier in 2020 returned to normal operations, and the overall business improved for fiscal year 2021 and 2022. However, a few international countries continued to be impacted during fiscal 2022. Specifically, China and Japan. The zero-covid policy in China caused many of our client operations in China to suspend operations for several months. In Japan, the government policies have continued to make it more challenging to continue our normal work in stores for 2022.

Although the Company cannot reasonably estimate the length or severity of the continuing pandemic, we do not anticipate a continual material adverse impact on our consolidated financial position, results of operations and cash flows.

The markets we operate in are cyclical and subject to the effects of economic downturns.

The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism and COVID-19 on consumer and business behavior, make it difficult for the Company, its vendors and its clients to accurately forecast and plan future business activities. Substantially all of the Company's key clients are either retailers, manufacturers or those seeking to do product merchandising at retailers. Should the retail or manufacturing industries experience a significant economic downturn, the resultant reduction in product sales could decrease the Company's revenues. The Company also has risks associated with its clients changing their business plans and/or reducing their third-party services' budgets in response to economic conditions, which could also decrease the Company's revenues. Such revenue decreases could have a material adverse effect on the Company or its performance or condition.

We can be adversely affected if governments pass legislation that mandates an increase in wages, changes labor laws or otherwise drives market behavior that negatively impacts the business or operations of SPAR Group or our clients.

The Company has operations in nine distinct countries and relies on independent contractors as well as other third-party providers to perform work. There is risk that any government legislation that restricts travel, changes labor laws, impacts wages or otherwise incentivizes behavior that negatively impacts our business or our clients could impact our business.

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

The Company has experienced and, in the future, may experience fluctuations in quarterly operating results and cash flow. Factors that may cause the Company's quarterly operating results and cash flow to vary from time to time and may result in reduced revenue and profits include: (i) the number of active client projects; (ii) seasonality of client products; (iii) client delays, changes and cancellations in projects; (iv) staffing requirements, indemnifications, risk allocations, primary insurance coverages, intellectual property claims and other contractual provisions and concessions demanded by clients that are unilateral, unreasonable and very time consuming to review and attempt to negotiate; (v) the timing requirements of client projects; (vi) the completion of major client projects; (vii) the timing of new engagements; (viii) the timing of personnel cost increases; (ix) service locations and conditions with higher than contemplated personnel costs (remote areas, weather and health closures, higher minimum wages, higher skill sets required, etc.); and (x) the loss of major clients. In addition, the Company is subject to revenue or profit uncertainties resulting from factors such as unprofitable client work and the failure of clients to pay. These revenue fluctuations could materially and adversely affect the Company or its performance or condition, whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

The Company's technicians assemble furniture and other products in the stores, homes and offices of customers. Working at a customer's store, home or office could give rise to claims against the Company for errors, omissions or misconduct by those technicians, including (without limitation) objectional behavior, harassment, personal injury, death, damage to or theft of customer property, or other civil or criminal misconduct by such technicians. Claims also could be made against the Company as a result of its involvement in such assembly services due to (among other things) product assembly errors and omissions, product defects, deficiencies, breakdowns or collapse, products that are not merchantable or fit for their particular purpose, products that do not conform to published specifications or satisfy customer expectations, or products that cause personal injury, death or property damage, in each case whether actual, alleged or perceived by customers, and irrespective of how much time may have passed since such assembly. If such claims are asserted and adversely determined against the Company, then to the extent such claims are not covered by indemnification from the product's seller or manufacturer or by insurance, they could have a material adverse effect on the Company or its performance or condition.

We depend upon third-party independent contractors and the services they provide.

The success of the Company's business in the USA is dependent upon the successful execution and administration of its domestic field services through the services of Field Specialists, and a significant portion of them are provided to the Company and are engaged by the Independent Field Vendor and located, scheduled, deployed and administered domestically through the services of Field Administrators (who were provided by an independent vendor through December 2022 and by the Company thereafter). The inability to identify, engage and successfully administer its domestic field services through qualified Field Specialists and Field Administrators could have a material adverse effect on the Company or its performance or condition.

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

To the Company's knowledge, its Independent Field Vendor is not involved in any material proceeding involving the misclassification of its independent contractors. However: (i) if the Company approves its reimbursement of any material legal defense costs of the Independent Field Vendor; (ii) if the Company somehow becomes liable for any legal expenses incurred by the Independent Field Vendor, any related party or any third party in defending any claim or satisfying any judgment against such parties; (iii) if the Company somehow becomes liable through any judicial determination for any judgment against the Independent Field Vendor, or any related party or other vendor or service provider (in whole or in part); or (iv) if any such proceeding or matter causes: (A) any decrease in the Independent Field Vendor's performance (quality or otherwise); (B) any inability by the Independent Field Vendor to execute the services for the Company or to continue with its present business model; or (C) any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists; then any of the foregoing, in whole or in part, could have a material adverse effect on the Company or its performance or condition.

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

Additionally, the Company believes that its business model of executing a significant portion of its services domestically (other than in California and in performing its non-merchandising services elsewhere), where the Company is using its own employees) through independent contractors provided by others is equally effective but inherently less costly than doing so with employees, both under applicable tax and employment laws and otherwise. However, the Company continues to reevaluate its business model of using third party independent contractors as Field Specialists in performing merchandising services outside of California in light of changing client requirements and legal and regulatory environments.

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

The market price of SGRP Common Stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2022, the sale price of SGRP Common Stock fluctuated from $1.27 to $1.30 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

●

The relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's Majority Stockholders (as defined below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price.

●	The substantial beneficial ownership of the Company's voting stock and potential control by Mr. Robert G. Brown and Mr. William H. Bartels and related parties (the "Majority Stockholders"). See Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement”) and our By-Laws, Item 3 -- Legal Proceedings, below, Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions Domestic Related Party - (including Change of Control, Voting and Restricted Stock Agreement), below.

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

If the Company issues (other than at fair market value for cash) or the Majority Stockholders sell a large number of shares of SGRP Common Stock, or if the market perceives such an issuance or sale is likely or imminent, the market price of SGRP Common Stock could decline.

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

There can be no assurance that the Company will be able to comply in the future with Nasdaq's Board Independence Rule, Audit Committee Composition Rule, Bid Price Rule or other Nasdaq continued listing requirements. See Our Significant Stockholders May Take Unilateral Actions, below. If the Company fails to satisfy the applicable continued listing requirement again in the future, Nasdaq may commence delisting procedures against the Company (during which the Company may have additional time of up to six (6) months to appeal and correct its non-compliance). If the SGRP Common Stock shares were ultimately delisted by Nasdaq, trading of the SGRP Common Stock could be limited to "over-the-counter" trades and the market liquidity of the SGRP Common Stock could be adversely affected, which could result in a decrease in the market price of the SGRP Common Stock due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting

In addition to the foregoing, if the SGRP Common Stock is delisted from Nasdaq and is traded on the over-the-counter market, the "penny stock" rules, if applicable, could adversely affect the market price of the SGRP Common Stock and increase the transaction costs to sell those shares. The SEC has adopted specific rules regulating "penny stock", including additional risk disclosure requirements by broker dealers. If applicable in the future, the penny stock rules may also restrict the ability of broker-dealers to sell the SGRP Common Stock and may adversely affect the ability of investors to sell their shares.

We have inherent risk of failure to maintain effective internal controls.

Establishing and maintaining effective internal control over financial reporting and disclosures are necessary for the Company to provide reliable financial and other reporting in accordance with accounting principles generally accepted and applicable securities and other laws in the United States and all other countries in which we operate. Because of its inherent limitations, internal controls over financial and other reporting are not intended to provide absolute assurance that the Company could prevent or detect a misstatement of its financial statements or other reports or any misconduct or fraud. Any failure to maintain an effective system of internal control over financial and disclosure reporting could limit the Company's ability to report its financial results and file its other reports accurately and timely or to detect and prevent misconduct or fraud. A significant financial or disclosure reporting failure or material weakness in internal control over financial or other reporting could cause a loss of investor confidence and a decline in the market price of the SGRP Common Stock. The Company's management is responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 9A of Part II of this report, the Company identified a material weakness in its internal controls as of December 31, 2022. While this control deficiency did not result in a material error in the annual or interim financial statements, there was a reasonable possibility that a material misstatement in the annual or interim financial statements would not have been detected. As such, Management has determined this control deficiency constitutes a material weakness. Please see the discussion of these conclusions below under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K.

Due to the material weakness in the Company's internal control over financial reporting, the Company also concluded that its disclosure controls and procedures were not effective as of December 31, 2022. Our inability to remediate the material weaknesses, our discovery of additional weaknesses, and our ability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could affect our ability to ensure timely and reliable financial reports, affect the ability of our auditors to attest to the effectiveness of our internal controls, and weaken investor confidence in our financial reporting. The Company is actively engaged in developing a remediation plan designed to address the material weakness, but cannot be certain as to when its remediation plans will be fully completed. If the remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal controls are discovered or occur in the future, the consolidated financial statements may contain material misstatements and the Company could be required to restate its financial results, which could materially and adversely affect the Company's business and results of operations or financial condition, restrict its ability to access the capital markets, require the Company to expend significant resources to correct the weaknesses or deficiencies, subject it to fines, lawsuits, penalties, judgements or other legal expenses, harm its reputation, create delays or the inability to meet future SEC reporting obligations or otherwise cause a decline in investor confidence.

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

Our business and stock liquidity and market value could be adversely affected if we settle outstanding litigation by making payments or issuing stock.

The timing, size and success of litigation settlement efforts and any associated capital commitments cannot be readily predicted. Future litigation settlements may be financed by issuing shares of the SGRP Common Stock (directly or through convertible securities), cash or a combination thereof. If the SGRP Common Stock does not maintain a sufficient market value, or if potential litigants are otherwise unwilling to accept the SGRP Common Stock as part of the consideration for the settlement of their litigation, the Company may be required to obtain additional capital through debt or equity financings. To the extent the SGRP Common Stock is used for all or a portion of the consideration to be paid for legal settlements, dilution may be experienced by existing stockholders. In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for litigation settlements on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its performance or condition. There also can be no assurance that the other parties in any settlement will abide by the terms or any settlement or any related releases. See Item 3 -- Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions Domestic Related Party Services (including Change of Control, Voting and Restricted Stock Agreement), below.

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

Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement") and our By-Laws.

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels, are significant stockholders (" Significant Stockholders ”) and Directors of SGRP and together with certain related parties (collectively, the " Majority Stockholders ") beneficially own approximately  52.3%  of the SGRP Common Stock and could acquire more. That amount was calculated using their respective individual beneficial ownership, excluding affiliates shares, on January 28, 2022, as they represented in the CIC Agreement and the total outstanding ownership (approximately 21.3 million shares) of the SGRP Common Stock on a non-diluted basis as of December 31, 2021. Assuming no other purchases or sales, after the vesting of their Series B Preferred Stock and its conversion into SGRP Common Stock in accordance with the CIC Agreement, the Significant Stockholders will together beneficially own approximately 52.3% of the SGRP Common Stock, excluding affiliates shares.  Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
, and
Note 10 to the Company's Consolidated Financial Statements- Related Party Transactions Domestic Related  Party  Services (including  Change  of Controls,  Voting  and Restricted Stock Agreement)
, below.
As significant stockholders, the Majority Stockholders can have an impact on the nomination and election of directors and the passage of other shareholder meeting proposals.

There is inherent business risk for a joint venture business structure.

The Company's growth strategy for the international markets has been to join forces with local investors having merchandising service expertise, and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business through joint venture business structure. Currently, of the 9 countries the Company conducting businesses in, 6 of the countries are under a joint venture business structure (Brazil, South Africa, Mexico, China, Australia and India). The Company also has begun to use the model in the United States in recent years and formed or acquired two joint ventures, National Merchandising Services, LLC (NMS), and Resource Plus Inc. (RPI), domestically.

The Company owns 51% of these joint ventures in all cases; the principal of our local minority investors generally is the Chief Executive Officer, and each joint venture is governed by a Board comprised of directors from both parties. SGRP designates half of the directors for the local boards of its joint venture subsidiaries (other than Brazil where it is 60%), and significant actions require local board agreement. All joint ventures are also governed under the Company’s policies and guidelines.

The Company believes its relationship with the joint venture partners are strong. However, there can be no assurance that the Company can successfully manage through inherent business risk due to significant misalignment of business objectives. Any cancellation, nonperformance or material changes of the joint venture could have a material adverse effect of the Company.

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

●	Foreign currency exchange rate fluctuations and limits on the export of funds;
●	Substantial communication barriers, including those arising from language, culture, custom and time zones; and
●	Supervisory challenges arising from local board deadlocks, agreements, distance, physical absences and such communication barriers.

If any developments should occur with respect to any of those international risks and materially and adversely affect the Company's applicable international subsidiary, such developments could have a material adverse effect on the Company or its performance or condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. The Company leases certain office space and storage facilities for its corporate headquarters, and subsidiaries under various operating leases. These leases generally require the Company to pay rents at market rates, subject to periodic adjustments, plus other charges, including utilities, real estate taxes and common area maintenance. The Company believes its relationships with its landlords to be generally good. However, as these leased facilities generally are used for offices and storage, the Company believes that other leased spaces could be readily found and utilized on similar terms should the need arise.

The Company relocated its corporate headquarters from New York to its existing operations office in Auburn Hills, Michigan, in September of 2020. The Company also maintains its data processing center in Southfield, Michigan and its warehouse in Auburn Hills, Michigan, under an extended operating lease expiring October 31, 2025.

The following is a list of the headquarter locations for the Company and its domestic and international subsidiaries:

DOMESTIC:
Auburn Hills, Michigan (Corporate Headquarters) Southfield, Michigan (Data Center) Fayetteville, Georgia (NMS) Jacksonville, Florida (Resource Plus)

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

All previous open and potential claims between the Significant Stockholders and the Company have been released mutually upon execution of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement"), as of January 28, 2022. See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions Domestic Related Party Services (including Change of Control, Voting and Restricted Stock Agreement), below. The matters resolved in the CIC Agreement included all previous claims of the Majority Stockholders that the Company was somehow liable for claims and judgements by or against them or their respective companies, as well as all legal bills and other expense and amounts.

All prior litigations associated with the Company through SPAR Business Services, Inc., a corporation ("SBS") and its Independent Contractors have been resolved, including the claims of SBS and the Corporation in the SBS bankruptcy and settlement, and all additional related claims raised later by SBS and Robert G Brown were released by them in the CIC Agreement. The SBS bankruptcy and settlement are described in the Corporation's Current Report filed with the SEC on August 8,2019.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally

SGRP's Certificate of Incorporation authorizes it to issue 47,000,000 shares of SGRP Common Stock ("SGRP Shares") with a par value of $0.01 per share, which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market under the symbol "SGRP." On December 31, 2022, there were 22,960,966 shares of SGRP Common Stock outstanding in the aggregate (which does not include Treasury Shares), and there were 10,127,244 million shares (or approximately 47.6%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate on a non-diluted basis (i.e., SGRP's public float). See Item IA - Risk Factors - Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement") and our By-Laws, and Note 10 to the Company's Consolidated Financial Statements- Related Party Transactions Domestic Related Party Services (including Change of Controls, Voting and Restricted Stock Agreement), below.

SGRP's Certificate of Incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as SGRP's Board of Directors may establish in its discretion from time to time.

On January 25, 2022, the Corporation filed a Certificate of Elimination for its "Certificate of Designation of Series "A" Preferred Stock of SPAR Group, Inc.” (the "Certificate of Elimination"). Pursuant to the Certificate of Elimination, the previous Series A Preferred Stock designation was cancelled and withdrawn. As a result, all 3,000,000 shares the previously authorized Series A Preferred Stock were returned to the Corporation’s authorized "blank check" preferred stock. There were no shares of Series A Preferred Stock outstanding at the time of the cancellation.

Subsequent to filing the Certificate of Elimination, on January 25, 2022, the Corporation filed a "Certificate of Designation of Series "B" Preferred Stock of SPAR Group, Inc.” (the "Preferred Designation") with the Secretary of State of Delaware, which designation had been approved by the Board on January 25, 2022. The Preferred Designation created a series of 2,000,000 shares of Preferred Stock designated as "Series B Preferred Stock” with a par value of $.01 per share (the "Preferred Stock"). The Preferred Stock shares do not carry any voting or dividend rights and automatically convert on vesting into the SGRP Common Stock on a 1 for 1.5 basis. See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions Domestic Related Party Services (including Change of Control, Voting and Restricted Stock Agreement), below. However, the holders of the Series B Preferred Stock have a liquidation preferences over the SGRP Common Stock and vote together for matters pertaining only to the Series B Preferred Stock (such as amending SGRP's Certificate of Designation of Series B Preferred Stock) where only the holders of the Series B Preferred Stock are entitled to vote. The holders of outstanding Series A Preferred Stock do not have the right to vote for directors or other matters submitted to the holders of the SGRP Common Stock.

On January 28, 2022, pursuant to the CIC Agreement, the Corporation issued to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock, which were automatically convertible upon vesting into 3,000,000 SGRP Shares pursuant to the 1:1.5 conversion ratio set forth in the Preferred Designation and the CIC Agreement, subject to adjustment for a forward or reverse share split, share dividend, or similar transactions. See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions Domestic Related Party Services (including Change of Control, Voting and Restricted Stock Agreement), below .

At December 31, 2022, 854,753 shares of Series B Preferred Stock remained issued and outstanding (which upon vesting will automatically convert to 1,282,129 shares of SGRP Common Stock), and 1,145,247 shares of Series B Preferred Stock had been surrendered and automatically converted to 1,717,870 shares of SGRP Common Stock. When there are no more shares of Series B Preferred Stock outstanding, SGRP may change or cancel the authorized Series B Preferred Stock, and to the extent it reduces such authorization without issuance, it can create other series of Preferred Stock with potentially different dividends, preferences and other terms.

Market Information

SGRP's Common Stock is traded on the Nasdaq Capital Market under the symbol "SGRP". As of December 31, 2022, there were approximately 169 stockholders of record.

Dividends

The Corporation has never declared or paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. No dividends are payable on the Series B Preferred Stock. The Company currently intends to retain future earnings to finance its operations and fund the growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the Corporation and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that the Corporation Board of Directors deems relevant.

Equity Compensation

Information regarding the Company's equity compensation plans may be found in Item 12 of this Annual Report, which is hereby incorporated by reference.

Stock Repurchase Program

On May 24, 2022, the Board of Directors of SGRP (the "Board"), authorized SGRP to repurchase up to 500,000 shares of its SGRP Shares pursuant to the 2022 Stock Repurchase Program (the "2022 Stock Repurchase Program"), which repurchases would be made from time to time over a one-year period in the open market and through privately-negotiated transactions, subject to cash availability and general market and other conditions. Through December 31, 2022, 151,156 shares of SGRP Common Stock were repurchased under the 2022 program and became Treasury Shares.

SGRP Common Stock Issuances

During 2022, the Corporation issued 73,867 SGRP Shares (including Treasury Shares and new shares of SGRP Common Stock) in support of its requirement to satisfy the conversion of vested and surrendered Series B Preferred Stock (see above), benefit awards and stock purchase plans, including employee Restricted Stock Units that vested and settled with stock, and the exercise of vested employee stock options. See Note 11 to the Company's Consolidated Financial Statements – Stock Based Compensation and Other Plans, below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K (this " Annual Report ") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. (" SGRP " or the "Corporation") and its subsidiaries (together with SGRP, " SPAR " , the " SPAR Group " or the " Company "). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the " Exchange Act "), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the " Securities Laws ").

Readers can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as "may," "will," "expect," "intend," "believe," "estimate," "anticipate," "continue," "plan," "project," or the negative of these terms or other similar expressions also identify forward-looking statements. Forward-looking statements made by the Company in this Annual Report may include (without limitation) statements regarding: risks, uncertainties, cautions, circumstances and other factors (" Risks "); the potential continuing negative effects of the COVID-19 pandemic on the Company's business; the Company's potential non-compliance with applicable Nasdaq director independence; bid price or other rules; the Company's cash flow or financial condition; and plans, intentions, expectations, guidance or other information respecting the pursuit or achievement of the Company's corporate objectives. The Company's forward-looking statements also include (without limitation) those made in this Annual Report in "Business," "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Directors, Executive Officers and Corporate Governance," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and "Certain Relationships and Related Transactions, and Director Independence."

You should carefully review and consider the Company's forward-looking statements (including all risk factors and other cautions and uncertainties) and other information made, contained or noted in or incorporated by reference into this Quarterly Report, the Annual Report, the Proxy Statement, the First Special Meeting Proxy/Information Statement and the First Special Meeting Report and the other applicable SEC Reports, but you should not place undue reliance on any of them. The results, actions, levels of activity, performance, achievements or condition of the Company (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition) and other events and circumstances planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, " Expectations "), and our forward-looking statements (including all Risks) and other information reflect the Company's current views about future events and circumstances. Although the Company believes those Expectations and views are reasonable, the results, actions, levels of activity, performance, achievements or condition of the Company or other events and circumstances may differ materially from our Expectations and views, and they cannot be assured or guaranteed by the Company, since they are subject to Risks and other assumptions, changes in circumstances and unpredictable events (many of which are beyond the Company's control). In addition, new Risks arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its Expectations will be achieved in whole or in part, that it has identified all potential Risks, or that it can successfully avoid or mitigate such Risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

These forward-looking statements reflect the Company ' s Expectations, views, Risks and assumptions only as of the date of this Quarterly Report, and the Company does not intend, assume any obligation, or promise to publicly update or revise any forward-looking statements (including any Risks or Expectations) or other information (in whole or in part), whether as a result of new information, new or worsening Risks or uncertainties, changed circumstances, future events, recognition, or otherwise.

Overview of Our Business

SPAR Group is a leading global merchandising and brand marketing services company, providing a broad range of sales enhancing services to retailers across most classes of trade and consumer goods manufacturers and distributors around the world. The Company’s goal is to be the most creative, energizing and effective global services company that drives sales, margins and operating efficiency for our clients.

As of December 31, 2022, the Company operated in nine countries: the United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan and India. Across all of these countries, the Company executes programs through its multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store/product conditions.

With more than 50 years of experience and a diverse network of merchandising specialists around the world, the Company continues to grow its relationships with some of the world’s leading businesses. The combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates the Company from the competition.

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

The Company’s business is led and operated from its global headquarters in Auburn Hills, Michigan, with local leadership and offices in each country.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). Adjusted EBITDA is defined as net (loss) income before (i) depreciation and amortization of long-lived assets, (ii) interest expense(iii) income tax expense, (iv) Board of Directors incremental compensation expense, (v) restructuring, (vi) impairment, (vii) nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations, (viii) and special items as determined by management. This metric is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with, US GAAP.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our ongoing operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in future periods, and any such modification may be material. In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Our management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted to supplement U.S. GAAP measures of performance in the evaluation of the effectiveness of our business strategies and to make budgeting decisions.

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
●	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
●	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do.

Our Consolidated EBITDA was approximately $7.4 million and $6.3 million for the years ended December 31, 2022 and 2021, respectively. The following is a reconciliation of our net (loss) income to Adjusted EBITDA for the periods presented:

	Twelve Months Ended December 31,
(in thousands)	2022	2021
Consolidated Net Income	$2,126	$2,000
Depreciation and amortization	2,033	2,083
Interest expense	965	585
Income Tax expense	2,777	2,108
Other income	(482)	(509)
Consolidated EDITDA	7,419	6,268
Costs and other relating to CIC	(32)	4,814
Review of Strategic Alternatives	540	72
Goodwill impairment	2,458	-
Board of Directors compensation	-	711
Board of Directors incremental compensation	394	-
Consolidated Adjusted EBITDA	10,779	11,864
Adjusted EBITDA attributable to non-controlling interest	(4,637)	(4,908)
Adjusted EBITDA attributable to SPAR Group, Inc.	$6,142	$6,957

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (dollars in millions):

	Year Ended December 31,
	2022	%	2021	%
Net revenues	$261.3	100%	$255.7	100%
Related party - cost of revenues	8.8	3.4	7.4	2.9
Cost of revenues	201.5	77.1	200.8	78.5
Selling, general and administrative expense	41.1	15.7	36.8	14.4
Majority stockholders change of control agreement	-	-	4.5	1.8
Depreciation and amortization	2.0	0.8	2.1	0.8
Impairment of goodwill	2.5	1.0	-	-
Interest expense, net	1.0	0.4	0.5	0.2
Other income, net	(0.5)	(0.2)	(0.5)	(0.2)
Income before income taxes	4.9	1.9	4.1	1.6
Income tax expense	2.8	1.1	2.1	0.8
Net income	2.1	0.8	2.0	0.8
Net income attributable to noncontrolling interest	(2.9)	(1.1)	(3.8)	(1.5)
Net loss attributable to SPAR Group, Inc.	$(0.7)	(0.3)%	$(1.8)	(0.7)%

Results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Net Revenues

Net revenues for the year ended December 31, 2022, were $261.3 million compared to $255.7 million for the year ended December 31, 2021, an increase of $5.6 million or 2.2%. This increase was on top of the headwinds we faced cycling the 2021 Mexican labor law change, zero-Covid policy in China beginning in the first quarter of 2022, and a negative foreign exchange rate impact.

The Americas net revenues totaled $198.6 million and $186.4 million at December 31, 2022 and 2021, respectively. The increase of $12.2 million or 6.5% is the result of 16% growth in the U.S. owned services business, 24% growth in our Brazil joint venture revenue offset by a 2% and 57% drop in Canada and Mexico revenue, respectively. We won a number of new clients, extended agreements with current clients and continued to grow our remodel and distribution services businesses.

The Asia-Pacific net revenues totaled $26.0 million and $33.8 million at December 31, 2022 and 2021, respectively. The decrease of $7.8 million or 23.1% is primarily the result of the zero-Covid policy that impacted our business in China and broader economic pressures in Japan. Our joint venture business in China was down 31% and has not fully recovered from the impact of first quarter 2022.

The EMEA net revenues totaled $36.7 million and $35.5 million at December 31, 2022 and 2021, respectively. The increase of $1.2 million or 3.3% is the result of the continued growth of our joint venture in South Africa.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 80.5% of net revenue for the year ended December 31, 2022 compared to 81.4% of net revenues for the year ended December 31, 2021. We delivered a 90-basis point improvement in gross margins against the global pressure of recruiting and wages.

The Americas cost of revenue as a percent of net revenue was 81.5% and 83.2% for the years ended December 31, 2022 and 2021, respectively. The decrease in cost of 1.8% was the result of 2% lower costs in our owned U.S. business, 60-basis point lower cost in Brazil, 1.8% lower costs in Mexico, 3.7% lower costs in our U.S. joint ventures offset by a 50-basis point increase in costs in Canada. We were able to achieve these results by focusing on recruiting, client pricing, adding fuel surcharges when the market demanded, reducing field resource travel and reducing overtime among other improvements.

The Asia-Pacific cost of revenue as a percent of net revenue was 77.3% and 73.5% for the years ended December 31, 2022 and 2021, respectively. The increase in cost of 3.8% was primarily the result of temporary loss of our higher margin business in China during the lockdown, rising rates in Japan, and challenge attracting resources in Australia due to the low unemployment.

The EMEA cost of revenue as a percent of net revenue was 77.4% and 79.5% for the years ended December 31, 2022 and 2021, respectively. The decrease in cost of 2.1% was primarily the result of our focus on pricing, operating improvements and new client business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $41.1 million, or 15.7% of net revenue, and approximately $41.3 million, or 16.2% of net revenue for the years ended December 31, 2022 and 2021, respectively. Selling, general and administrative expenses for the year-ended December 31, 2022 includes several one-time expenses of approximately $.5 million related to our consideration of strategic alternatives and a $1.2 million of bad debt expense related to the bankruptcy of one of our customers.

The Americas selling, general and administrative expenses totaled $28.4 million and $26.9 million at December 31, 2022 and 2021, respectively. The increase of $1.5 million, or 5.6%, is primarily the result of the one-time strategic alternative expenses, the bad debt write-off, increased board compensation, and an increase in selling, general and administrative expenses in our Brazil joint venture as an investment to support the accelerated growth.

The Asia-Pacific selling, general and administrative expenses totaled $7.4 million and $9.9 million at December 31, 2022 and 2021, respectively. The decrease of $2.5 million, or 25.3%, is primarily attributable to a $0.8 million reduction in Japan’s selling, general and administrative expenses as we carefully manage this business in response to the broader economic trends and a $1.0 million reduction in China selling, general and administrative expenses as we reduced expenses in reaction to the client impact of zero-Covid policies.

The EMEA selling, general and administrative expenses totaled $5.3 million and $4.5 million at December 31, 2022 and 2021, respectively. The increase of $0.8 million, or 17.8%, is primarily attributable to the investment in resources and operations to support the emerging growth.

Depreciation and Amortization

Depreciation and amortization expense was approximately $2.0 million and $2.1 million for the years ended December 31, 2022 and 2021.respectively

Impairment of Goodwill

Impairment of goodwill was $2.5 million and nil for the years ended December 31, 2022 and 2021, respectively. The increase of $2.5 million, or 100%, was attributable to the recognition of impairment losses of $2.0 million and $0.5 million for the reporting units Resource Plus of North Florida, Inc. and SPAR TODOPROMO, SAPI, de CV, respectively, during the three months ended December 31, 2022.

Interest Expense, Net

The Company's interest expense, net was $1.0 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

The America interest expense, net was $0.7 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. The increase was a result of higher interest rates.

The Asia-Pacific interest expense of $39,000 for the year ended December 31, 2022 versus interest income of $9,000 for the year ended December 31, 2021. Net interest income in 2021 was primarily due to expenses being offset by income generated from cash balance in banks.

The EMEA interest income of $0.3 million and $43,000 for the years ended December 31, 2022 and 2021, respectively.

Other Income, Net

Other income, net was $0.5 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

Income Tax Expense

The Company had income tax expense of $2.8 million with an effective tax rate of 56.6% and $2.1 million with an effective rate of 51.3%, for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, our effective income tax rate of 56.6% varied from the U.S. federal statutory rate of 21% primarily as a result of dispersion of global income and impact of higher foreign tax rates, permanent items including goodwill impairment charges as well as the incremental tax expense associated with the global intangible low-taxed income inclusion under the Tax Cuts and Jobs Act of 2017.

Noncontrolling Interest

Net income attributable to noncontrolling interest was $(2.9) million and $(3.8) million for the years ended December 31, 2022 and 2021, respectively.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, including the assumptions and judgements underlying them, are disclosed in Note 2 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These policies have been consistently applied in all material respects and address matters such as impairment of long-lived assets, intangible assets, and goodwill, revenue recognition, allowance for doubtful accounts, and internal use software. While the estimates and judgements associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgements associated with the reported amounts are appropriate under the circumstances.

Impairment of Long-Lived Assets, Intangible Assets, and Goodwill

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s property and equipment and may not be recoverable. When indicators of potential impairment exist, the Company assesses the recoverability of the assets by estimating whether the Company will recover its carrying value through the undiscounted future cash flows generated by the use of the asset and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. If any assumptions, projections or estimates regarding any asset change in the future, the Company may have to record an impairment to reduce the net book value of such individual asset.

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, the Company assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting profit and cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, the Company recognizes an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. The Company uses a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions hypothetical marketplace participants would use.

Goodwill is subject to annual impairment tests and interim impairment tests if impairment indicators are present. The Company performs the annual impairment test during the third quarter each year. The impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If it is determined that it is more likely than not, or if the Company elects not to perform a qualitative assessment, the Company proceeds with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill.

Revenue Recognition

The Company generates its revenues by providing merchandising services to its clients. Revenues are recognized when the Company satisfies a performance obligation by transferring services promised in a contract to a customer and in an amount that reflects the consideration that the Company expects to receive in exchange for those services. Performance obligations in the Company’s contracts represent distinct or separate services that we provide to the Company’s customers; generally, the Company’s contracts have a single performance obligation. If, at the outset of an arrangement, the Company determines that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.

The Company’s merchandising services are provided over time, generally on a daily, weekly, or monthly basis, and transaction price is based on the contractually-specified rate-per-driver metric (i.e., rate per hour, rate per store visit, or rate per unit stocked). The Company recognizes revenues for its contracts based on the contractually-specified rate-per-driver metric(s) utilizing the right-to-invoice practical expedient because the Company has a right to consideration for merchandising services completed to date. All of the Company’s contracts have a duration of one year or less and over 90% of the Company’s contracts are completed in less than 30 days.

Customer deposits, which are considered advances on future work, are deferred and recorded as revenue in the period in which the services are provided.

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

Based on management’s assessment, the Company established an allowance for doubtful accounts of $1.6 million and $0.6 million at December 31, 2022, and 2021, respectively. Bad debt expense was $1.3 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

Internal Use Software

The Company capitalizes certain costs associated with its internally developed software. The Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software and such costs include, but are not limited to: the cost to purchase software, the cost to write program code, and payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to the Company’s software development projects. Capitalization of such costs begins during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalization ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred.

The Company capitalized approximately $1.5 million and $1.2 million of costs related to software developed for internal use in 2022 and 2021, respectively, and recognized approximately $1.3 million of amortization of capitalized software for the years ended December 31, 2022 and 2021.

Recent Accounting Pronouncements

See the sections titled "Summary of Significant Accounting Policies—Recent Accounting Pronouncements” and "—Recently issued accounting pronouncements not yet adopted” in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10‑K.

Liquidity and Capital Resources

Funding Requirements

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

The Company is a party to various domestic and international credit facilities. These various domestic and international credit facilities require compliance with their respective financial covenants. For the year ended December 31, 2022, the Company was in compliance with all financial covenants under these arrangements other than Resource Plus of North Florida, Inc.’s credit facility with Fifth Third Bank, under which there was no outstanding balance as of December 31, 2022. See Note 4 to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows for the Years Ended December 31, 2022 and 2021

Net cash used in operating activities was $4.9 million for the year ended December 31, 2022 and net cash provided by operating activities was $2.6 million for the year ended December 31, 2021. The year-over-year decrease in net cash provided by operating activities was primarily due to significant increase in accounts receivable due to revenue growth.

Net cash used in investing activities for the years ended December 31, 2022 and 2021, was $1.8 million and $1.7 million, respectively. The net cash used in investing activities was primarily attributable to capitalization of internal use software.

Net cash provided by financing activities for the year ended December 31, 2022 was approximately $3.5 million compared to $1.3 million in 2021. The year-over-year increase in net cash provided by financing activities during 2022 was primarily due to increase in net borrowing on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in a decrease in cash and cash equivalents for the year ended December 31, 2022 of approximately $4.1 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

See Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we identified a material weakness in internal control over financial reporting, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness in Internal Control Over Financial Reporting

Management has determined that a material weakness in its internal control over financial reporting existed as the Company has not designed and implemented effective controls used in the financial close process over non-recurring transactions involving international components. While this control deficiency did not result in a material error in the annual or interim financial statements, there was a reasonable possibility that a material misstatement in the annual or interim financial statements would not have been detected.

Remediation Efforts

The Company has begun the process of, and is focused on, designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate the material weakness identified above. The Company's internal control remediation efforts include the following:

●	Subsequent to year end, the Company hired a new Chief Financial Officer, a new Vice President Controller and a Director of Accounting;

●	The Company is in the process of implementing a risk assessment process by which management identifies risks of misstatement related to all account balances;

●

Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls;

●

Strengthening monitoring activities and protocols that will allow the Company to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any;

The Company expects that the actions described above and resulting improvements in controls will strengthen its internal control over financial reporting and will address the identified material weaknesses.

Changes in Internal Controls Over Financial Reporting

Except for the material weakness and corrective measures discussed above, there was no other changes in the Company's internal controls over financial reporting that occurred during the Company's quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Reference is made below to SGRP’s definitive Proxy Statement respecting its 2023 Annual Meeting of Stockholders currently scheduled to be held in May of 2023, as and when filed with the SEC, which SGRP plans to file pursuant to Regulation 14A in April of 2023, but not later than 120 days after the end of the Company’s 2022 fiscal year (the "2023 Proxy Statement”), For clarity (and without limitation), information appearing in the sections in such 2023 Proxy Statement entitled "PROPOSAL 3 – ADVISORY VOTE ON EXECUTIVE COMPENSATION”, "PROPOSAL 4 – ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION”, and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS” shall not be deemed to be incorporated by reference in this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth under the captions "The Board of Directors of the Corporation”, "Executives and Officers of the Corporation”, "Security Ownership of Certain Beneficial Owners and Management” and "Corporate Governance” in the 2023 Proxy Statement.

Item 11. Executive Compensation

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management”, "Executive Compensation, Directors and Other Information”, "Executive Compensation, Equity Awards and Options” and "Compensation Plans” in the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management”, "Executive Compensation, Equity Awards and Options” and "Compensation Plans” in the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth under the caption "Transactions with Related Persons, Promoters and Certain Control Persons” in the 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth under the caption "PROPOSAL 2 – RATIFICATION, ON AN ADVISORY BASIS, OF THE APPOINTMENT OF BDO USA, LLP AS THE COMPANY’S PRINCIPAL INDEPENDENT ACCOUNTANTS” in the 2023 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

F.     Index to Financial Statements filed as part of this report:

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

3.2

Certificate of Elimination of Series "A" Preferred Stock of SPAR Group, Inc., as of January 25, 2022 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

3.3	Certificate of Elimination of the Certificate of Designation of Series "A" Preferred Stock of SPAR Group, Inc., adopted as of January 25, 2022 (incorporated by reference to Exhibit 3.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

3.4	Certificate of Designation of Series "B” Convertible Preferred Stock of SPAR Group, Inc., adopted January 25, 2022 (incorporated by reference to Exhibit 3.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

3.5	Amended and Restated By-Laws of SPAR Group, Inc., as adopted, restated, effective and dated January 18, 2019 and as further amended through January 25, 2022 (incorporated by reference to Exhibit 3.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

3.6	Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc., adopted, restated, effective and dated August 12, 2020, (incorporated by reference to Exhibit 3.4 to the First Amendment to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on April, 29, 2021 ("SGRP's 2020 Annual Report Amendment").

3.7	Charter of the Compensation Committee of the Board of Directors of SPAR Group, Inc., Amended, Restated and Dated (as of) August 11, 2020, (incorporated by reference to Exhibit 3.5 to the First Amendment to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on April, 29, 2021 ("SGRP's 2020 Annual Report Amendment").

3.8	Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc., Dated (as of) April 23, 2020 and As Amended through March 18, 2021 (incorporated by reference to Exhibit 3.6 to the First Amendment to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on April, 29, 2021 ("SGRP's 2020 Annual Report Amendment").

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

4.2	Form of SGRP's Series B Preferred Stock Certificate (as filed herewith).

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

4.5	Summary Description and Prospectus dated August 24, 2009, respecting the SPAR Group, Inc. 2008 Stock Compensation Plan, as amended (incorporated by reference to Exhibit 99(a)(1)(G) to SGRP's SC TO-I).

10.1	2021 Stock Compensation Plan of SPAR Group, Inc., effective as of August 12, 2021 (incorporated by reference to Appendix A to the Corporation’s Definitive Proxy Statement filed with the SEC on July 13, 2021).

10.2	2020 Stock Compensation Plan of SPAR Group, Inc., effective as of January 19, 2021 (incorporated by reference to Annex B to the Corporation’s Definitive Proxy Statement filed with the SEC on December 10, 2020).

10.3	2018 Stock Compensation Plan of SGRP, effective as of May 2, 2018 (incorporated by reference to Annex A to SGRP's Definitive Proxy Statement filed with the SEC on April 18, 2018).

10.4	2008 Stock Compensation Plan, effective as of May 29, 2008, and as amended through May 28, 2009 (the "SGRP 2008 Plan") (incorporated by reference to SGRP's Current Report on Form 8-K dated June 4, 2009, as filed with the SEC on June 4, 2009).

10.5	2000 Stock Option Plan, as amended through May 16, 2006 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the SEC on November 14, 2006).

10.6	Phantom Stock Unit Grant and Agreement entered into and is effective as of March 24, 2022, between SGRP and Kori G. Belzer (as filed herewith).

10.7	Phantom Stock Unit Grant and Agreement entered into and is effective as of March 24, 2022, between SGRP and William Linnane (as filed herewith).

10.8	Phantom Stock Unit Grant and Agreement entered into and is effective as of March 24, 2022, between SGRP and Ron Lutz (as filed herewith).

10.9	Inducement RSU Contract between SPAR Group, Inc. and Antonio Calisto Pato dated March 10, 2023 (as filed herewith).

10.10	Inducement RSU Contract, between SPAR Group, Inc. and William Linnane, dated August 2, 2021 (incorporated by reference to Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022).

10.11	Inducement RSU Contract, between SPAR Group, Inc. and Ron Lutz, dated August 2, 2021 (incorporated by reference to Exhibit 10.7 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022).

10.12	Inducement Nonqualified Stock Option Contract, between SPAR Group, Inc. and Mike Matacunas, dated February 22, 2021 (incorporated by reference to Exhibit 4.5 to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-80429) as filed with the SEC on April 2, 2021).

10.13	Inducement RSU Contract, between SPAR Group, Inc. and Mike Matacunas, dated February 22, 2021 (incorporated by reference to Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022).

10.14	Inducement Nonqualified Stock Option Contract, between SPAR Group, Inc. and Fay DeVriese, dated August 31, 2020 (incorporated by reference to Exhibit 4.4 to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-80429) as filed with the SEC on April 2, 2021).

10.15	SGRP 2018 Stock Repurchase Program as approved by SGRP's Audit Committee and adopted by its Board of Directors on November 10, 2017 and ratified on March 14, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018).

10.16	SGRP 2022 Stock Repurchase Program as approved by SGRP's Audit Committee and adopted by its Board of Directors on April 19, 2022 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 24, 2022).

10.17	2001 Employee Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's annual stockholders meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.18	2001 Consultant Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.19	Consulting Agreement dated January 27, 2022, effective February 1, 2022, between SGRP and Thenablers, Ltd., which is wholly owned by and will provide certain consulting services from Panagiotis ("Panos") N. Lazaretos (who retired as a SGRP director effective January 25, 2022) to SGRP regarding global sales and new markets’ expansion (incorporated by reference to Exhibit 10.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

10.20	Consulting Agreement dated January 25, 2022, and effective January 26, 2022, between SGRP and James R. Brown, Sr. (who retired as a SGRP director effective January 25, 2022) (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

10.21	Change of Control, Voting and Restricted Stock Agreement, effective January 28, 2022, by and among SGRP, Robert G. Brown, William H. Bartels, SPAR Administrative Services, Inc., a Nevada corporation, and SPAR Business Services, Inc., a Nevada corporation (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

10.22	Change of Control Severance Agreement between SGRP and Antonio Calisto Pato dated as of February 28, 2023 (as filed herewith).

10.23	Corrective Global Amendment to Change of Control Severance Agreements between SGRP, Fay DeVriese, William Linnane and Ron Lutz made and entered into and effective as of August 10, 2022 (as filed herewith).

10.24	Amended and Restated Change of Control Severance Agreement (the "CICSA”) between SPAR Group, Inc. ("SGRP”) and Fay DeVriese made and entered into effective as of August 13, 2021 (incorporated by reference to Exhibit 10.1 to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on November 15, 2021).

10.25	Change of Control Severance Agreement between SGRP and William Linnane dated as of July 12, 2021 (incorporated by reference to Exhibit 10.18 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022.

10.26	Change of Control Severance Agreement between SGRP and Ron Lutz dated as of July 12, 2021 (incorporated by reference to Exhibit 10.19 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022).

10.27	Change of Control Severance Agreement by and among SPAR Group, Inc., SPAR Marketing Force, Inc. and Mike Matacunas dated as of January 26, 2021 (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on February 16, 2021).

10.28	Amended and Restated Change of Control Severance Agreement between Kori G. Belzer and SGRP, dated as of August 10, 2022 (incorporated by reference to Exhibit 10.2 to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on August 15, 2022).

10.29	Amended and Restated Change of Control Severance Agreement between Lawrence David Swift and SGRP dated as of August 10, 2022 (incorporated by reference to Exhibit 10.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on August 14, 2022).

10.30	Trademark License Agreement dated as of July 8, 1999, by and between SPAR InfoTech, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.31

Trademark License Agreement dated as of July 8, 1999, by and between SPAR Marketing Services, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.32	Business Manager Agreement (re joint ownership of certain software) dated as of July 8, 1999, among SPAR Business Services, Inc. (f/k/a SPAR Marketing Services, Inc.), SPAR InfoTech, Inc., and SPAR Marketing Force, Inc.(incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, as filed with the SEC on May 1, 2000).

10.33	Joint Venture Agreement dated as of September 13, 2016, by and between JK Consultoria Empresarial Ltda.-ME, a limitada formed under the laws of Brazil, Earth Investments, LLC, a Nevada limited liability company, and SGRP Brasil Participações Ltda., a limitada formed under the laws of Brazil (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

10.34	Joint Venture Contract dated July 4, 2014, among SPAR China Inc., established and existing under the laws of Hong Kong, Wedone Shanghai, Co., Ltd., organized and existing under the laws of P.R. China, Shanghai Gold Pack Investment Management Co., Ltd., organized and existing under the laws of P.R. China, and XU Gang, an Australian citizen (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on April 17, 2017).

10.35	Joint Venture Agreement dated as of September 3, 2012, by and between Combined Manufacturers National (Pty) Ltd and SGRP Meridian (Pty) Ltd, respecting SGRP's additional consolidated subsidiary in South Africa (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

10.36	Joint Venture Agreement dated as of August 30, 2012, by and between National Merchandising of America, Inc., a Georgia corporation, SPAR NMS Holdings, Inc., a Nevada corporation and consolidated subsidiary of SGRP, and National Merchandising Services, LLC, a Nevada limited liability company and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2012).

10.37	Joint Venture Agreement dated as of August 2, 2011, by and among Todopromo, S.A. de C.V., Sepeme, S.A. de C.V., Top Promoservicios, S.A. de C.V., Conapad, S.C., Mr. Juan Francisco Medina Domenzain, Mr. Juan Francisco Medina Staines, Mr. Jorge Carlos Medina Staines, Mr. Julio Cesar Hernandez Vanegas, and SPAR Group International, Inc., respecting SGRP's consolidated subsidiary in Mexico (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

10.38

Joint Venture Agreement dated as of March 29, 2006, by and between FACE AND COSMETIC TRADING SERVICES PTY LIMITED and SPAR International Ltd., respecting the Company's subsidiary in Australia (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.39

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

10.42

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

10.44	$100,000.00 secured Promissory Note from SMF to Richard Justus dated as of January 1, 2018 (the "Resource Justus Note") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.45	Securities Pledge and Escrow Agreement securing the Resource Justus Note between SMF and Richard Justus dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.46	Executive Officer Employment Terms and Severance Agreement between RPI and Richard Justus dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.47	Stock Purchase Agreement as of October 13, 2017, by and between SMF, as buyer, and Richard Justus, as seller (the "Resource Justus SPA") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.48	Guaranty of the Resource Paulk Note by SPAR Group, Inc. ("SGRP"), in favor of Joseph L. Paulk dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.49	$2,600,000.00 secured promissory note from SMF to Joseph L. Paulk dated as of January 1, 2018 (the "Resource Paulk Note") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.50	Securities Pledge and Escrow Agreement securing the Resource Paulk Note between SMF and Joseph L. Paulk dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.51

Stock Purchase Agreement as of October 13, 2017, by and between the SPAR Marketing Force, Inc. ("SMF"), as buyer and Joseph L. Paulk, as seller (the "Resource Paulk SPA") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.52	Collateral Assignment (Security Agreement) (Trademarks) effective: April 10, 2019, from SPAR Trademarks, Inc., to North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.53	Collateral Pledge Agreement dated as of April 10, 2019, by SGRP, the US NM Borrower and SPAR Acquisition, Inc., in favor of North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.54	Corporate Guaranty dated as of April 10, 2019, from the NM Guarantors to North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

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

10.56	Waiver and Modification Agreement entered in as of January 4, 2021, and effective as of December 31, 2020 (the "Modification Agreement"), among North Mill Capital, LLC ("NM"), SPAR Group, Inc. ("SGRP") and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each a "NM Loan Party" and collectively, the "NM Loan Parties" (incorporated by reference to Exhibit 99.1 to SGRP's Current Report on Form 8-K as filed with the SEC on January 11, 2021).

10.57	Second Modification Agreement dated as of March 22, 2021, and effective as of April 1, 2021 (the "Second Modification Agreement"), among North Mill Capital, LLC ("NM"), d/b/a SLR Business Credit, SPAR Group, Inc. ("SGRP") and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each a "NM Loan Party" and collectively, the "NM Loan Parties") (incorporated by reference to Exhibit 99.1 to SGRP’s Current Report on Form 8-K as filed with the SEC on March 29, 2021).

10.58	Third Modification Agreement dated as of December 16, 2021, and effective as of December 1, 2021 (the "Third Modification Agreement"), among North Mill Capital, LLC ("NM"), d/b/a SLR Business Credit, SPAR Group, Inc. ("SGRP") and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each a "NM Loan Party" and collectively, the "NM Loan Parties") (as filed herewith).

10.59	Fourth Modification Agreement dated as of July 1, 2022, and effective as of June 30, 2022 (the "Fourth Modification Agreement"), among North Mill Capital, LLC ("NM"), d/b/a SLR Business Credit, SPAR Group, Inc. ("SGRP") and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each a "NM Loan Party" and collectively, the "NM Loan Parties") (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 15, 2022).

10.60	Fifth Modification Agreement entered into as of August 9, 2022 (the "Fifth Modification Agreement"), among North Mill Capital, LLC ("NM"), d/b/a SLR Business Credit, SPAR Group, Inc. ("SGRP") and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each a "NM Loan Party" and collectively, the "NM Loan Parties") (as filed herewith).

10.61	Sixth Modification Agreement entered into as of February 1, 2023 (the "Sixth Modification Agreement"), among North Mill Capital, LLC ("NM"), d/b/a SLR Business Credit, SPAR Group, Inc. ("SGRP") and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each a "NM Loan Party" and collectively, the "NM Loan Parties") (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K as filed with the SEC on March 2, 2023).

10.62	US$28 million Fourth Amended and Restated Revolving Credit Master Promissory Note executed and delivered by SMF to NM and dated as of February 1, 2023 (incorporated by reference to Exhibit 10.2 to SGRP’s Current Report on Form 8-K as filed with the SEC on March 2, 2023).

10.63	CDN$2 million Fourth Amended and Restated Revolving Credit Master Promissory Note executed and delivered by SCC to NM and dated as of February 1, 2023 (incorporated by reference to Exhibit 10.3 to SGRP’s Current Report on Form 8-K as filed with the SEC on March 2, 2023).

10.64	Letter of Offer dated September 29, 2011, and General Business Factoring Agreement (undated) between Oxford Funding Pty Ltd and SPARFACTS Pty Ltd (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

10.65	Limited Mutual Release Agreement, dated as of January 18, 2019, among Robert G. Brown, William H. Bartels, Christiaan Olivier, Lorrence T. Kellar, Jack W. Partridge, Arthur B. Drogue and R. Eric McCarthey (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.66	Stipulation of Dismissal, dated as of January 18, 2019 (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.67	Text of Letter to SPAR Group, Inc. ("SGRP"), from the Nasdaq Stock Market, Inc. ("Nasdaq"), dated July 16, 2021 (incorporated by reference to Exhibit 99.1 to SGRP’s Current Report on Form 8-K, as filed with the SEC on July 30, 2021).

10.68	Text of Letter to SPAR Group, Inc. ("SGRP"), from the Nasdaq Stock Market, Inc. ("Nasdaq"), dated June 15, 2021, stating that SGRP no longer complies with Nasdaq's majority independent director and audit committee requirements as set forth in Nasdaq Listing Rule 5605 (incorporated by reference to Exhibit 17.1 to SGRP’s Current Report on Form 8-K, as filed with the SEC on June 22, 2021).

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
Michael R. Matacunas
President and Chief Executive Officer

Dated as of: April 17, 2023

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Antonio Calisto Pato and Michael R. Matacunas and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for each of them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Michael R. Matacunas	President, Chief Executive Officer and Director,
Michael R. Matacunas	(Principal Executive Officer)
Dated as of: April 17, 2023

_____________________	Director
Robert G. Brown
Dated as of: April 17, 2023

/s/ Sean M. Whelan	Director
Sean M. Whelan
Dated as of: April 17, 2023

/s/ Michael Wager	Director
Michael Wager
Dated as of: April 17, 2023

/s/ William H. Bartels	Director
William H. Bartels
Dated as of: April 17, 2023

/s/ Peter W. Brown	Director
Peter W. Brown
Dated as of: April 17, 2023

/s/ Antonio Calisto Pato	Chief Financial Officer,
Antonio Calisto Pato	Treasurer and Secretary (Principal Financial and Accounting Officer)
Dated as of: April 17, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of the Directors

SPAR Group, Inc. and Subsidiaries

Auburn Hills, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill impairment assessment for the Resource Plus Reporting Unit

As discussed in Note 3 to the consolidated financial statements, the goodwill balance pertaining to the Company’s Resource Plus reporting unit before impairment was $2.0 million at December 31, 2022. Management performs impairment assessment for goodwill annually on October 31 of each fiscal year and more frequently if potential impairment indicators exist. Management determined potential impairment indicators existed within the Resource Plus reporting unit and therefore, performed additional quantitative impairment assessments. Management determined that goodwill of the Resource Plus reporting unit was fully impaired at December 31, 2022 and recognized an impairment charge of $2.0 million. Management’s evaluation of goodwill for impairment involves comparison of the fair value of the reporting unit to its carrying value. Management determined the fair value of the Resource Plus reporting unit using an equal weighting of the income and market approaches, which required management to make significant estimates and assumptions related to discount rate and forecasts of revenue and profits.

We identified the valuation of goodwill for the Resource Plus reporting unit during the year as a critical audit matter. Auditing management’s impairment assessment is complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. The determination of the fair value of the Resource Plus reporting unit is sensitive to certain assumptions, which are affected by expected future market and economic conditions. Auditing management’s impairment assessment involved especially challenging and subjective auditor judgment due to the uncertainty surrounding future events and the extent of specialized skill required to test certain valuation assumptions.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of assumptions used in the Company’s impairment assessments, including the forecasted revenue and profit margin.

●	Testing the accuracy and completeness of the data used by management to develop its projections.

●

Utilizing personnel with specialized skills and knowledge in valuation approach and methodologies to assist in: (i) assessing the appropriateness of the fair value methodology, and (ii) evaluating the reasonableness of certain valuation assumptions used, including the discount rate.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Troy, Michigan

April 17, 2023

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Net revenues	$261,268	$255,719
Related Party - Cost of revenues	8,804	7,401
Cost of revenues	201,452	200,796
Gross profit	51,012	47,522
Selling, general and administrative expense	41,135	36,778
Majority stockholders change of control agreement	–	4,478
Depreciation and amortization	2,033	2,083
Impairment of goodwill	2,458	-
Operating income	5,386	4,183
Interest expense, net	965	585
Other income, net	(482)	(510)
Income before income tax expense	4,903	4,108

Income tax expense	2,777	2,108
Net income	2,126	2,000
Net income attributable to noncontrolling interest	(2,858)	(3,779)
Net loss attributable to SPAR Group, Inc.	$(732)	$(1,779)
Basic loss per common share attributable to SPAR Group, Inc.	$(0.03)	$(0.08)
Diluted loss per common share attributable to SPAR Group, Inc.	$(0.03)	$(0.08)
Weighted- average common shares outstanding – basic	22,109,780	21,266,264
Weighted- average common shares outstanding – diluted	22,109,780	21,266,264

Net income	$2,126	$2,000
Other comprehensive loss:
Foreign currency translation adjustments	(391)	(3,724)

Comprehensive income (loss)	1,735	(1,724)
Comprehensive (income) attributable to noncontrolling interest	(2,380)	(1,170)
Comprehensive loss attributable to SPAR Group, Inc.	$(645)	$(2,894)

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$9,345	$13,473
Accounts receivable, net	63,714	54,171
Prepaid expenses and other current assets	7,861	4,382
Total current assets	80,920	72,026

Property and equipment, net	3,261	2,929
Operating lease right-of-use assets	969	1,781
Goodwill	1,708	4,166
Intangible assets, net	2,040	2,295
Deferred tax assets, net	3,766	4,468
Other assets	1,934	1,351
Total assets	$94,598	$89,016

Liabilities and stockholder's equity
Current liabilities:
Accounts payable	$10,588	$8,943
Accrued expenses and other current liabilities	20,261	22,031
Due to affiliates	2,964	3,270
Customer incentives and deposits	2,399	3,901
Lines of credit and short-term loans	17,980	11,042
Current portion of operating lease liabilities	363	1,019
Total current liabilities	54,555	50,206
Operating lease liabilities, net of current portion	606	762
Long-term debt	1,376	700
Total liabilities	56,537	51,668

Commitments and contingencies – See Note 6

Stockholders' equity:

Series A convertible preferred stock, $0.01 par value per share:
2,445,598 shares authorized as of December 31,2022 and 2021; No shares outstanding as of December 31,2022	–	–
Series B convertible preferred stock, $0.01 par value per share:
2,000,000 shares and no shares authorized as of December 31, 2022 and 2021, respectively; 2,000,000 shares and no shares outstanding as of December 31, 2022 and 2021, respectively; 854,753 shares and no shares outstanding as of December 31, 2022 and 2021, respectively	9	–
Common stock, $0.01 par value per share:
47,000,000 shares authorized as of December 31,2022 and 2021. Shares outstanding 22,853,653 – December 31,2022 and 21,320,414 – December 31, 2021	229	213
Treasury stock, at cost 205,485 shares and 54,329 shares as of December 31, 2022 and 2021	(285)	(104)
Additional paid-in capital	20,708	17,231
Accumulated other comprehensive loss	(4,941)	(5,028)
Retained earnings	6,707	7,439
Total stockholders' equity attributable to SPAR Group, Inc.	22,427	19,751
Noncontrolling interests	15,634	17,597
Total stockholders' equity	38,061	37,348
Total liabilities and stockholders' equity	$94,598	$89,016

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Stockholder's Equity

(In thousands)

	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Interest	Equity

Balance at January 1, 2021	21,122	$211	-	$-	2	$(2)	$16,645	$(3,913)	$9,218	$16,463	$38,622

Share-based compensation	–	–	–	–	–	–	711	–	–	–	711
Exercise of stock options	198	2	–	–	–	–	(125)	–	–	–	(123)
Other changes to noncontrolling interest	–	–	–	–	–	–	–	–	–	4	4
Director liability settlement	–	–	–	–	52	(102)	–	–	–	–	(102)
Distribution to noncontrolling investors	–	–	–	–	–	–	–	–	–	(40)	(40)
Other comprehensive income	–	–	–	–	–	–	–	(1,115)	–	(2,609)	(3,724)
Net (loss) income	–	–	–	–	–	–	–	–	(1,779)	3,779	2,000
Balance at December 31, 2021	21,320	$213	-	$-	54	$(104)	$17,231	$(5,028)	$7,439	$17,597	$37,348

Share-based compensation	–	–	–	–	–	–	346	–	–	–	346
Exercise of stock options	74	–	–	–	–	–	(118)	–	–	–	(118)
Conversion of Series B convertible preferred stock	1,718	16	(1,145)	(11)	–	–		–	–	–	5
Majority shareholder Agreement	–	–	2,000	20	–	–	3,249	–	–	–	3,269
Repurchases of common stock	–	–	–	–	151	(181)	–	–	–	–	(181)
Control change of NCI										(2,558)	(2,558)
Dividend to NCI										(1,785)	(1,785)
Other comprehensive income (loss)	–	–	–	–	–	–	–	87	–	(478)	(391)
Retirement of shares	(151)	–	–	–	–	–	–	–	–	–	–
Net (loss) income	–	–	–	–	–	–	–	–	(732)	2,858	2,126
Balance at December 31, 2022	22,961	$229	855	$9	205	$(285)	$20,708	$(4,941)	$6,707	$15,634	$38,061

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash Flows from operating activities:
Net income	$2,126	$2,000
Adjustments to reconcile net income to cash (used in)/provided by operating activities
Depreciation and amortization	2,033	2,083
Impairment of goodwill	2,458	-
Amortization of operating lease right-of-use assets	646	1,120
Bad debt expenses, net of recoveries	1,092	128
Deferred income tax expense (benefit)	994	(267)
Share- based compensation expense	346	711
Majority stockholders change in control agreement	–	4,478
Changes in operating assets and liabilities-
Accounts receivable, net	(11,237)	(7,305)
Prepaid expenses and other assets	(3,285)	(510)
Accounts payable	1,718	1,095
Operating lease liabilities	(744)	(1,120)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	(1,191)	216
Net cash (used in) provided by operating activities	(5,044)	2,629
Cash flows from investing activities:
Purchases of property and equipment	(1,797)	(1,722)
Net cash used in investing activities	(1,797)	(1,722)
Cash flows from financing activities:
Borrowings under lines of credit	30,467	77,200
Repayments under lines of credit	(25,648)	(75,451)
Proceeds related to stock options exercised	118	–
Payments related to stock options exercised	–	(123)
Repurchase of common stock	(181)	–
Distribution to non-controlling investors	(1,785)	–
Acquisition of minority interest	(2,558)	–
Proceeds from term debt	3,530	–
Payments on term debt	(454)	(300)
Net cash provided by financing activities	3,489	1,326

Effect of foreign exchange rate changes on cash and cash equivalent	(776)	(4,732)
Net decrease in cash and cash equivalents	(4,128)	(2,499)
Cash and cash equivalents at beginning of year	13,473	15,972
Cash and cash equivalents at end of year	$9,345	$13,473

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,200	$701
Cash paid for income taxes	$2,287	$2,219
Supplemental disclosure of non-cash investing and financing activities:
Non-cash net majority stockholders agreement	$3,270	$-
Treasury shares from director liability settlement	$-	$102

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of the Business

SPAR Group, Inc. ("SGRP" or the "Corporation"), and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group", the "Company", "SPAR", "We", or "Our") is a global merchandising and brand marketing services company, providing a broad range of services to retailers, consumer goods manufacturers and distributors around the world.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates its 100%-owned subsidiaries and all of the 51%-owned joint ventures in which the Company has a controlling financial interest. All significant intercompany transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States ("US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the amounts disclosed for contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Significant balances subject to such estimates and assumptions include carrying amounts of property and equipment and intangible assets, valuation allowances for receivables, carrying amounts for deferred tax assets and liabilities, and liabilities incurred from operations and customer incentives. Actual results could differ from those estimates.

Segment Reporting

Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM”) in deciding how to allocate resources and in assessing performance. The Company's CODM is the Chief Executive Officer.

The Company provides similar merchandising, business technology, and marketing services throughout the world. Until December 31, 2021, the Company historically operated within two reportable segments: (i) the domestic division, which was comprised of the business in the United States, and (ii) the international division, which was comprised of all countries outside United States.

Effective January 1, 2022 to better leverage the regional footprint to align with global growth strategy, the Company realigned its reportable segments from two segments to three regional segments as follows: Americas which is comprised of United States, Canada, Brazil and Mexico; Asia-Pacific ("APAC”) which is comprised of Japan, China, India and Australia; and Europe, Middle East and Africa ("EMEA”) which is comprised of South Africa. Certain corporate expenses have been allocated to segments based on each segment’s revenue as a percent of total company revenue.

Variable Interest Entities

The Company consolidates all entities where a controlling financial interest exists. The Company has considered its relationships with its 51%-owned joint ventures to determine whether the Company has a variable interest in these entities, and if so, whether the Company is the primary beneficiary of the relationship. US GAAP requires variable interest entities ("VIEs”) to be consolidated if an entity’s interest in the VIE is a controlling financial interest. Under the variable model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and (ii) the obligations to absorb losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. The consolidation status of a VIE may change as a result of such reassessments. Changes in consolidation status are applied prospectively in accordance with US GAAP.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances with high quality financial institutions and periodically evaluates the creditworthiness of such institutions. At times, the Company’s cash and cash equivalents balances with individual banking institutions are in excess of insured limits. The Company does not believe it is exposed to significant credit risk and the Company has not experienced any losses related to its cash and cash equivalents balances. No customer accounted for more than 10% of the Company’s net revenue for the years ended December 31, 2022 and December 31, 2021. No customer accounted for more than 10% of the Company’s accounts receivable, net as of December 31, 2022 and December 31, 2021.

Revenue Recognition

The Company generates its revenues by providing merchandising services to its clients. Revenues are recognized when the Company satisfies a performance obligation by transferring services promised in a contract to a customer and in an amount that reflects the consideration that the Company expects to receive in exchange for those services. Performance obligations in the Company’s contracts represent distinct or separate services that we provide to the Company’s customers; generally, the Company’s contracts have a single performance obligation. If, at the outset of an arrangement, the Company determines that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.

The Company’s merchandising services are provided over time, generally on a daily, weekly, or monthly basis, and transaction price is based on the contractually-specified rate-per-driver metric (i.e., rate per hour, rate per store visit, or rate per unit stocked). The Company recognizes revenues for its contracts based on the contractually-specified rate-per-driver metric(s) utilizing the right-to-invoice practical expedient because the Company has a right to consideration for merchandising services completed to date. All of the Company’s contracts with customers have a duration of one year or less and over 90% of the Company’s contracts are completed in less than 30 days.

Customer deposits, which are considered advances on future work, are deferred and recorded as revenue in the period in which the services are provided.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Unbilled Accounts Receivable

Unbilled accounts receivable represents services performed but not billed and are included as accounts receivable.

Allowance for Doubtful Accounts

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $1.6 million and $0.6 million at December 31, 2022, and 2021, respectively.  Bad debt expense was $1.3 million and $.1 million for the years ended December 31, 2022 and 2021, respectively.

Leases

The Company determines if a contract contains a lease at inception. The Company’s material operating leases consist of office space and equipment. The Company recognizes a right-of-use ("ROU”) asset and lease liability for operating leases with a term of greater than one year. The ROU asset is measured as the sum of (1) the present value of all remaining fixed and in-substance fixed payments using the rate implicit in the lease whenever that is readily determinable or the Company’s incremental borrowing rate, (2) any lease payments made at or before the commencement date (less any lease incentives received) and (3) any initial direct costs incurred. The lease liability is measured similarly to the ROU asset, but excludes any payments made before the commencement date and initial direct costs incurred. Lease terms include options to extend or terminate the lease if it is reasonably certain the Company will exercise these options.

Expense for operating leases and leases with a term of one year or less is recognized on a straight-line basis over the term of the lease, unless another systematic and rational basis is more representative of the derivation of benefit from use of the leased property. Variable lease payments are recognized in the period in which the related obligation is incurred and consist primarily of payments for insurance and property taxes. Operating lease expense and variable lease payments are recorded in selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

Property and Equipment, Net

Property and equipment, including leasehold improvements, are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years for equipment, three to seven years for furniture and fixtures, and three to five years for capitalized software costs. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease terms, which range from three to fifteen years. Maintenance and minor repairs are expensed as incurred.

Internal Use Software

The Company capitalizes certain costs associated with its internally developed software. The Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software and such costs include, but are not limited to: the cost to purchase software, the cost to write program code, and payroll and related benefits for those employees who are directly involved with and who devote time to the Company’s software development projects. Capitalization of such costs begins during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalization ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s property and equipment and may not be recoverable. When indicators of potential impairment exist, the Company assesses the recoverability of the assets by estimating whether the Company will recover its carrying value through the undiscounted future cash flows generated by the use of the asset and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. If any assumptions, projections or estimates regarding any asset change in the future, the Company may have to record an impairment to reduce the net book value of such individual asset.

Intangible Assets, Net

Intangible assets consist primarily of customer contracts and lists, trade names, patents and non-compete agreements, all of which have a finite useful life. Intangible assets are amortized based on the pattern in which the economic benefits of the intangible assets are estimated to be realized.

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, the Company assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting profit and cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, the Company recognizes an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value.

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

Goodwill is subject to annual impairment tests and interim impairment tests if impairment indicators are present. The Company performs the annual impairment test as of October 31st each year. The impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If it is determined that it is more likely than not, or if the Company elects not to perform a qualitative assessment, the Company proceeds with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill.

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value from the Company’s common stock and to reflect any excess of cost over par value as a reduction to additional paid-in capital (to the extent created by previous issuances of the shares).

Noncontrolling Interest

The Company recognizes noncontrolling interest related to VIEs, in which the Company is the primary beneficiary, as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income or loss attributable to noncontrolling interests is included in consolidated net income on the face of the consolidated statements of operations and comprehensive loss. Changes in the parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss. Because these transactions take place between entities under common control, any gains or losses attributable to these transactions are required to be included within additional paid-in-capital on the consolidated balance sheets.

Advertising and Promotional Expenses

Advertising and promotional expenses are included in selling, general and administrative expenses within the consolidated statements of operations and comprehensive loss and are expensed when incurred. Advertising and promotional expenses were $19,549 and $9,298 during the years ended December 31, 2022 and 2021, respectively.

Share-Based Compensation

The Company measures all share-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense for those awards, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis for the entire award. The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair market value of the Company’s common stock, expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield.

The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive (loss) income in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. The Company made a policy election to estimate the number of share-based compensation awards that are expected to vest to determine the amount of compensation expense recognized in earnings. Forfeiture estimates are revised if subsequent information indicates that the actual number of forfeitures is likely to differ from previous estimates.

Excess tax benefits are realized from the exercise of stock options and are reported as a financing cash inflow in the consolidated statement of cash flows.

Fair Value Measurements

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The US GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

Due to their short-term nature, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated the fair values (Level 1) as of  December 31, 2022 and 2021. The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level 2).

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU No. 2019-12”), which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740. The Company adopted ASU No. 2019-12 on January 1, 2021, and the amendments applicable to the Company were applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The Company will adopt this new standard in the first quarter of 2023 and does not believe it will have a material effect on its consolidated financial statements and related disclosures.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information

Accounts Receivable Net	December 31,
Accounts receivable, net, consists of the following as of periods presented (in thousands):	2022	2021

Trade	$53,658	$44,424
Unbilled	10,436	8,168
Non-trade	1,274	2,143
Accounts receivable, gross	65,368	54,735
Less allowance for doubtful accounts	(1,654)	(564)
Accounts receivable, net	$63,714	$54,171

Property and Equipment, Net	December 31,
Property and equipment, net consists of the following as of the periods presented (in thousands):	2022	2021

Equipment	$5,109	$4,741
Furniture and fixtures	2,319	2,319
Leasehold improvements	352	351
Internal use software	17,298	15,823
Property and equipment, gross	25,078	23,234
Less accumulated depreciation and amortization	(21,817)	(20,305)
Property and equipment, net	$3,261	$2,929

Depreciation expense (including amortization of internal use software and intangible assets as described below) was $2.0 million and $2.1 million for the years ended  December 31, 2022 and 2021, respectively.

The Company capitalized $1.5 million and $1.2 million of costs related to internal use software in the years ended December 31, 2022 and 2021, respectively.

The Company recognized approximately $1.2 million and $1.2 million of amortization expense related to internal use software for the years ended December 31, 2022 and 2021, respectively.

Goodwill	Americas	Asia-Pacific	EMEA
Goodwill (in thousands):
Balance at December 31, 2021	$3,728	$–	$438	$4,166
Change in goodwill due to impact of foreign currency	–	–	–	–
Impairment of goodwill	(2,458)	–	–	(2,458)
Balance at December 31, 2022	$1,270	$–	$438	$1,708

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill.

As of December 31, 2022 and 2021, accumulated impairment losses of goodwill were $2.5 million and $0, respectively.

Goodwill Impairment of Resource Plus of North Florida, Inc.

The Company acquired Resource Plus of North Florida, Inc. ("Resource Plus”) in 2018 as a joint venture partnership and owns 51% of the Resource Plus business. At the time of the acquisition, the Company recorded $2.0 million of goodwill and $1.2 million of intangible assets relating to brand and technology.  Due to the loss of a significant customer, during the year ended December 31, 2022, Resource Plus did not meet original forecast and reduced forecasts. The Company performed the Step 1 qualitative impairment test using a combination of the discounted cash flow and guideline public company methodologies.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires the Company to make assumptions and estimates regarding its future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, and other market factors. The Company’s expectations also include certain assumptions that could be negatively impacted if the Company is unable to meet its cost expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as discount rates, income tax rates, foreign currency exchange rates, inflation, or any other factors, change, or if management’s expectations or plans otherwise change, including updates to the Company’s long-term operating plans, then one or more of our reporting units might become impaired in the future.

As of December 31, 2022, the Company was required to test the Resource Plus reporting unit for impairment due to continued decline in revenues and profitability. The Company performed the Step 1 qualitative impairment test using a combination of the discounted cash flow and guideline public company methodologies. Key assumptions include management's estimates of forecasted revenue and forecasted cash flows.

The impairment test indicated the goodwill of Resource Plus was fully impaired and the Company recorded an impairment loss of $2.0 million during the year ended December 31, 2022.

Goodwill Impairment ofSPAR TODOPROMO, SAPI, de CV

The Company acquired SPAR TODOPROMO, SAPI, de CV ("SPAR Mexico”) in 2011 as a joint venture partnership and currently owns 51% of the SPAR Mexico business. At time of acquisition, the Company recorded $0.5 million of goodwill. During year ended December 31, 2022, SPAR Mexico did not meet original forecasts due to labor law changes in Mexico. The Company performed the Step 1 qualitative impairment test using a combination of the discounted cash flow and guideline public company methodologies. The impairment test indicated that the goodwill of SPAR Mexico was fully impaired and the Company recorded an impairment loss of $0.5 million USD during the year ended December 31, 2022.

Intangible Assets, Net	December 31,
Intangible assets, net consists of the following as of the periods presented:	2022	2021

Customer contracts and lists	$3,543	$3,362
Trade names	900	900
Patents	870	870
Non-compete agreements	520	520
Intangible assets, gross	5,833	5,652
Less accumulated amortization	(3,793)	(3,357)
Intangible assets, net	$2,040	$2,295

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information (continued)

The Company is amortizing its intangible assets over lives ranging from 5 to 25 years. Amortization expense for the years ended  December 31, 2022 and 2021 was approximately $0.4 and $0.5, respectively.

The annual amortization for each of the following years succeeding December 31, 2022 is summarized as follows (in thousands):

Year	Amount
2023	$351
2024	290
2025	204
2026	204
2027	108
Thereafter	883
Total	$2,040

Accrued Expenses and Other Current Liabilities	December 31,
Accrued expenses and other current liabilities consists of the following as of the periods presented:	2022	2021

Taxes payable	$2,660	$2,397
Accrued salaries and wages	9,327	8,082
Accrued accounting and legal expenses	2,186	1,251
Accrued third party labor	2,411	1,927
Majority stockholders change of control agreement	–	4,478
Other	3,677	3,896
Accrued expenses and other current liabilities	$20,261	$22,031

4. Debt

North Mill Capital Credit Facility

The Company, through SPAR Marketing Force, Inc. ("SMF") and SPAR Canada Company ULC ("SCC", and collectively with SMF, the "NM Borrowers”), has a secured revolving credit facility in the United States (the "US Revolving Credit Facility") and Canada (the "Canada Revolving Credit Facility", and collectively with the US Revolving Credit Facility, the "NM Credit Facility") with North Mill Capital, LLC, d/b/a SLR Business Credit ("NM").

In order to obtain, document and govern the NM Credit Facility, SMF. SCC, SGRP and certain of SGRP's direct and indirect subsidiaries in the United States and Canada (including SMF and SCC as borrowers and SGRP as a guarantor, collectively, the "NM Loan Parties") entered into a Loan and Security Agreement with NM dated as of April 10, 2019, which, as amended from time to time (as amended, the "NM Loan Agreement"), governs the NM Credit Facility.

On January 5, 2021, the NM Loan Parties and NM executed and delivered a First Modification Agreement as of January 4, 2021, and effective as of December 31, 2020 (the "First Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to extend the NM Credit Facility from October 10, 2021, to April 10, 2022, and increased the amount of the US Revolving Credit Facility to $14.5 million and decreased the Canada Revolving Credit Facility to CDN$1.5 million. In addition, the First Modification Agreement increased SMF's borrowing base availability for unbilled receivables to up to 70% from January 1, 2021, through June 30, 2021, and increased the cap on unbilled accounts for SMF to $4.5 million from $3.9 million.

On March 22, 2021, the NM Parties and NM executed and delivered a Second Modification Agreement, effective as of April 1, 2021 (the "Second Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to extend the NM Credit Facility from April 10, 2022, to October 10, 2023, and increased the amount of the US Revolving Credit Facility to $16.5 million while the Canada Revolving Credit Facility remained at CDN$1.5 million. In addition, the Second Modification Agreement permanently increased SMF's borrowing base availability for unbilled receivables to up to 70%, and increased the cap on unbilled accounts for SMF to $5.5 million from $4.5 million.

On December 16, 2021, the NM Parties and NM executed and delivered a Third Modification Agreement, effective as of December 1, 2021 (the "Third Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to temporarily increase the borrowing base availability under the NM Credit Facility, and the NM Borrowers agreed to pay certain additional fees.

On July 1, 2022, the NM Loan Parties and NM executed and delivered a Fourth Modification Agreement, effective as of June 30, 2022 (the "Fourth Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to extend the NM Credit Facility from October 10, 2023, to October 10, 2024, and increased the amount of the US Revolving Credit Facility to $17.5 million while the Canada Revolving Credit Facility remained at CDN$1.5 million. In addition, the Fourth Modification Agreement permanently increased SMF's borrowing base availability for billed receivables to up to 90% from 85%, and unbilled receivables to up to 80% from 70%, and increased the cap on unbilled accounts for SMF to $6.5 million from $5.5 million.

On August 9, 2022, the NM Loan Parties and NM executed and delivered a Fifth Modification Agreement, effective immediately (the "Fifth Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to temporarily increase the borrowing base availability under the NM Credit Facility, and the NM Borrowers agreed to pay certain additional fees.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each the NM Borrowers (i.e., SMF and SCC) and imposes limits on all of the NM Loan Parties (including SGRP) on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, increases in executive, officer or director compensation, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of December 31, 2022.

The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties, however, the obligations are not secured by any equity in, financial asset respecting or asset of any Excluded Subsidiary (as such term is defined in the NM Loan Agreement). Pursuant to the NM Loan Agreement, Excluded Subsidiary means each of the following direct or indirect subsidiaries of SGRP: (i) Resource Plus of North Florida, Inc., Mobex of North Florida, Inc., and Leasex, LLC, and their respective subsidiaries; (ii) NMS Retail Services ULC, which is an inactive Nova Scotia ULC; (iii) SPAR Group International, Inc.; (iv) SPAR FM Japan, Inc.; (v) SPAR International, Ltd.; (vi) each other subsidiary formed outside of the United States or Canada; and (vii) any other entity in which any such subsidiary is a partner, joint venture or other equity investor.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Debt (continued)

Fifth Third Credit Facility

One of the Company’s consolidated subsidiaries, Resource Plus, was a party to a revolving line of credit facility (the "Fifth Third Credit Facility”) from Fifth Third Bank for $3.5 million, which ended in March 2022.

As of December 31, 2021, there was no outstanding balance under the Fifth Third Credit Facility. Resource Plus closed the line of credit with Fifth Third Bank in March 2022 and as such, there was no balance outstanding as of December 31, 2022. Resource Plus maintained an existing $0.9 million cash balance with Fifth Third Bank to be in compliance with their insurance policy.

Resource Plus – Seller Notes

Effective with the closing of the Company's acquisition of Resource Plus in 2018, the Company issued into promissory notes with the sellers of $2.3 million. The promissory notes are payable at annual installments in various amounts on  December 31 of each year, starting with  December 31, 2018 and continuing through  December 31, 2023.

As of December 31, 2022 and 2021, the annual interest rate was 1.85% and the balance outstanding under the promissory notes was approximately $1.0 million, which is included in lines of credit and short-term loans in the consolidated balance sheets.

International Credit Facilities

In October 2017, SPARFACTS Australia Pty. Ltd. secured a line of credit facility with National Australia Bank, for AUD $0.8 million. The facility provides for borrowing based upon a formula, as defined in the applicable loan agreement (principally 80% of eligible accounts receivable less certain deductions). The annual interest rate was 10.60% as of December 31, 2022. As of  December 31, 2022 the outstanding balance was AUD $0.2 million or $0.1 million USD and was due on demand. As of  December 31, 2021 the balance was AUD $0.2 million or $0.1 million USD and was due on demand.

In December 2020, SPAR China secured a loan with Industrial Bank for 3.0 million Chinese Yuan. The loan will expire in July 2023. The annual interest rate was 4.00% as of December 31, 2022. As of December 31, 2022, the outstanding balance was 3.0 million Chinese Yuan or approximately $0.4 million and was due on demand. As of December 31, 2021, the outstanding balance was 3.0 million Chinese Yuan or $0.5 million and was due on demand.

In June 2021, SPAR China, Inc. ("SPAR China”) secured a loan with People's Bank of China for 1.0 million Chinese Yuan. The loan expired in June 2022 and was not renewed. As of December 31, 2022, there is no balance outstanding. As of December 31, 2021, the outstanding balance was 1.0 million Chinese Yuan or $0.1 million and was due on demand.

In December 2021, SPAR China secured a loan with Industrial and Commercial Bank of China for 2.0 million Chinese Yuan. The loan will expire in December 2023. The annual interest rate was 4.15% as of December 31, 2022. As of December 31, 2022, the outstanding balance was 2.0 million Chinese Yuan or $0.3 million and was due on demand. As of December 31, 2021, the outstanding balance was 2.0 million Chinese Yuan or $0.3 million and was due on demand.

In March 2022, SGRP Meridian (Pty), Ltd. secured loans with Investec Bank Ltd, for 60.0 million South African Rand; of which 30.0 million South African Rand is due July 2023. The annual interest rate was 10.50% as of December 31, 2022.   As of  December 31, 2022, the outstanding balance was approximately 52.3 million South African Rand or $3.1 million USD.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Debt (continued)

Summary of the Company’s lines of credit and short-term loans (in thousands):

	Interest Rate as of	Balance as of	Interest Rate as of	Balance as of
	December 31, 2022	December 31, 2022	December 31, 2021	December 31, 2021
United States - North Mill Capital	5.25%	$14,399	5.38%	$9,680
United States - Resource Plus Seller Notes	1.85%	1,000	1.87%	300
Australia - National Australia Bank	10.60%	156	6.76%	118
South Africa - Investec Bank Ltd.	10.50%	1,700	-%	-
China - People's Bank of China	-%	-	3.71%	157
China - Industrial Bank	4.00%	435	6.17%	472
China - Industrial and Commercial Bank of China	4.15%	290	4.23%	315
Total		$17,980		$11,042

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	December 31, 2022	December 31, 2021
Unused Availability:
United States	$4,601	$5,319
Mexico	1	743
China	–	157
Australia	390	455
South Africa	454	–
Total Unused Availability	$5,446	$6,674

Summary of the Company’s Long- term debt (dollars in thousands):

	Interest Rate as of	Balance Outstanding	Interest Rate as of	Balance Outstanding
	December 31, 2022	December 31, 2022	December 21, 2021	December 31, 2021
South Africa - Investec Bank Ltd.	10.5%	$1,376		$–
United States - Resource Plus Seller Notes	–%	–	1.87%	700
Total		$1,376		$700

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes

Beginning in 2018, the Tax Cuts and Jobs Act (the "Act”) included two (2) new U.S. corporate tax provisions, the global intangible low-taxed income regime ("GILTI”) and the base-erosion and anti-abuse tax ("BEAT”). The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. The Company has elected to treat GILTI as a period cost. The Company evaluated the GILTI provision resulting in a financial statement impact of approximately $325 thousand and $400 thousand for the year ended December 31, 2022 and December 31, 2021 respectively. The Company is below the three-year average gross receipts threshold for BEAT to apply.

Income (loss) before income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(4,079)	$(5,672)
Foreign	8,982	9,780
Total:	$4,903	$4,108

The income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$24	$-
Foreign	2,705	2,438
State	66	117

Deferred:
Federal	(128)	(654)
Foreign	317	219
State	(207)	(12)
Net expense	$2,777	$2,108

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (dollars in thousands):

	Year Ended December 31,
	2022	Rate	2021	Rate
Provision for income taxes at federal statutory rate	$1,030	21.0%	$863	21.0%
State income taxes, net of federal benefit	(125)	(2.5)%	68	1.6%
Permanent differences	(19)	(0.4)%	74	1.8%
Goodwill impairment	517	10.5%	-	-%
Return to provision adjustment	(223)	(4.5)%	-	-%
Foreign tax rate differential	1,016	20.7%	731	17.8%
GILTI tax	323	6.6%	401	9.7%
Change in valuation allowance	308	6.3%	-	-%
Other	(50)	(1.1)%	(29)	- 0.6%
Net expense	$2,777	56.6%	$2,108	51.3%

In 2022, our effective income tax rate of 56.6% varied from the U.S. federal statutory rate of 21% primarily as a result of dispersion of global income and impact of higher foreign tax rates, permanent items including goodwill impairment, as well as the incremental tax expense associated with the global intangible low-taxed income inclusion under the Tax Cuts and Jobs Act of 2017.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

Deferred taxes consist of the following (in thousands):	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$2,627	$4,144
Federal Research and Development Credit	240	240
Deferred revenue	86	330
Accrued payroll	270	217
Payroll taxes payable	-	100
Outside basis in domestic partnership	16	92
Allowance for doubtful accounts and other receivable	327	93
Share-based compensation expense	326	407
Business interest limitation	340	-
Depreciation	-	156
Operating Lease Liability	134	453
Other	739	343
Valuation allowance	(611)	(478)
Total deferred tax assets	4,494	6,097

Deferred tax liabilities:
Goodwill & Intangible assets of subsidiaries	376	700
Capitalized software development costs	135	476
Right To Use Asset	134	453
Depreciation	83	-
Total deferred tax liabilities	728	1,629
Net deferred taxes	$3,766	$4,468

As of December 31, 2022, the Company’s deferred tax assets were primarily the result of U.S. Net Operating Loss ("NOL”) and Brazil NOL. The Company has gross U.S. Federal NOL carryforwards of $5.1 million and tax effected amount of $1.1 million. Of the $1.1 million U.S. Federal NOL carryforward, approximately $630 thousand has no expiration date, and the remaining balance, if unused, will expire in years 2027 through 2031. The Company has a U.S. State NOL deferred tax asset of $88 thousand of varying expiration dates from 2024 to 2041. The Company has $240 thousand US Research and Development credits with expiration dates ranging 2031 to 2035. The Company has additional gross NOL carryforwards of $1.9 million in Brazil, $1.2 million in Australia, all of which has no expiration date. The tax effected amounts of the Brazil and Australia NOL carryforwards are $662 thousand and $346 thousand respectively. The Company has additional gross NOL carryforwards of $1.1 million in China, $622 thousand in Mexico and $11 thousand in Japan with expiration dates beginning in 2028, 2033 and 2033, respectively. The tax effected amounts of China, Mexico and Japan NOL carryforwards are $264 thousand, $187 thousand and $4 thousand respectively.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing net deferred tax assets. U.S. based net deferred tax assets are approximately $2.2 million. Management continues to monitor its operating performance and currently believes that the achievement of the required future taxable income necessary to realize these deferred assets is more likely than not. Key considerations in this assessment includes current tax law that is expected to continue to generate future U.S. taxable income based on the results of our foreign operations (GILTI tax), our expectation of continued improvements in U.S. operating results and the period of time available to generate future taxable income. For Brazil, Mexico and Japan losses it is expected to be more likely than not there will be sufficient taxable income to utilize the losses in future years. For China and Australia management does not expect its more likely than not deferred tax assets can be realized and therefore a full valuation allowance is recorded with respect to these jurisdictions.

A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at January 1	$42	$13
Additions based on tax positions related to the current year	4	29
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Removal for tax provisions of prior years	-	–
Balance at December 31	$46	$42

The provision for income taxes includes the impact of uncertain tax position reserves and changes to reserves that are considered appropriate. As of December 31, 2022, included in the balance of uncertain tax position reserves are $46 thousand of reserves that, if recognized, would affect the effective rate on income from continuing operations. Interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense. We accrued penalties of $.8 thousand and interest of $.3 thousand during 2022 and in total, as of December 31, 2022 recognized a liability related to the uncertain tax position reserves noted above for penalties of $14 thousand and interest of $17 thousand. During 2021, we accrued penalties of $3 thousand and interest of $.7 thousand and in total, as of December 31, 2021, recognized a liability of penalties of $13 thousand and interest of $16 thousand. Management does not expect in the next 12 months that the uncertain tax position reserves will significantly increase or decrease. Consistent with that expectation, interest and penalties related to the uncertain tax position reserve should not significantly increase.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

Details of the Company's tax reserves at December 31, 2022, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$46	$17	$14	$77
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$46	$17	$14	$77

In management's view, the Company's tax reserves at December 31, 2022 and 2021, for potential domestic state tax liabilities were sufficient. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. states and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2019 through the present. Foreign entities are subject to tax audits that vary based on jurisdiction. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

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

All previous open and potential claims between the Significant Stockholders and the Company have been released mutually upon execution of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement"), as of January 28, 2022. See Note 10.

All prior litigations associated with the Company through SPAR Business Services, Inc., a corporation ("SBS") and its independent contractors have been resolved, including the claims of SBS and the Company in the SBS bankruptcy and settlement, and all additional related claims raised later by SBS and Robert G Brown were released by them in the CIC Agreement. The SBS bankruptcy and settlement are described in the Company's Current Report filed with the SEC on August 8, 2019.

As of December 31, 2022, all payment of the SBS Clothier litigation settlement has been paid in full.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

7. Common Stock

As of December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 47,000,000 shares of common stock, par value $0.01 per share.

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the Company’s Series B convertible preferred stock. Each share of the Company’s common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Company’s board of directors (the "Board"), if any, subject to the preferential dividend rights of the Company’s Series B convertible preferred stock. No cash dividends had been declared or paid during the periods presented.

In May 2022, the Board authorized the Company to repurchase up to 500,000 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Program (the "2022 Stock Repurchase Program"), which ends May 2023.

During the year ended December 31, 2022, there were 151,156 shares of common stock repurchased for $187,427 under the 2022 Stock Repurchase Program. There were no share repurchases that were significantly in excess of the current market price at time of repurchase.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

8. Preferred Stock

The Company’s certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share, which may have such preferences and priorities over the Company’s common stock and other rights, powers and privileges as the Board of may establish in its discretion.

In January 2022, the Company filed a Certificate of Elimination for its "Certificate of Designation of Series "A” Preferred Stock of SPAR Group, Inc.” (the "Certificate of Elimination”). Pursuant to the Certificate of Elimination, the previous Series A convertible preferred stock designation was cancelled and withdrawn. As a result, all 3,000,000 shares of the previously authorized Series A convertible preferred stock were returned to the Company’s authorized "blank check” preferred stock. There were no shares of Series A convertible preferred stock outstanding at the time of the cancellation.

Subsequent to filing the Certificate of Elimination, in January 2022, the Company filed a "Certificate of Designation of Series "B” Preferred Stock of SPAR Group, Inc.” (the "Preferred Designation”) with the Secretary of State of Delaware, which designation had been approved by the Board in January 2022. The Preferred Designation created a series of 2,000,000 shares of convertible preferred stock designated as "Series B” convertible preferred stock, par value of $0.01 per share.

The Series B convertible preferred stock do not carry any voting or dividend rights and upon vesting, automatically convert into the Company’s common stock at a ratio of 1-to-1.5. See Note 10. The holders of the Series B convertible preferred stock have a liquidation preference over the Company’s common stock and vote together for matters pertaining only to the Series B convertible preferred stock where only the holders of the Series B convertible preferred stock are entitled to vote. The holders of outstanding Series B Preferred Stock do not have the right to vote for directors or other matters submitted to the holders of the Company’s common stock.

In January 2022, 2,000,000 shares of Series B convertible preferred stock were issued to the majority stockholders and related parties pursuant to the Change of Control, Voting and Restricted Stock Agreement. See Note 10.

During the year ended December 31, 2022, 1,145,247 shares of Series B convertible preferred stock automatically converted to 1,717,870 shares of the Company’s common stock.

As of December 31, 2022, 854,753 shares of Series B convertible preferred stock were outstanding, which upon vesting, will automatically convert to 1,282,129 shares of the Company’s common stock.

Following the remaining Series B convertible preferred stock shares converting to common stock and when there are no more shares of Series B convertible preferred stock outstanding, the Company may change or cancel the authorized Series B convertible preferred stock, and to the extent it reduces such authorization without issuance, the Company can create other series of preferred stock with potentially different dividends, preferences and other terms.

9. Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible domestic employees. The Company made discretionary contributions of $0.1 million and $72,000 for the year ended December 31, 2022 and 2021, respectively.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions

Domestic Related Party Transactions

Change of Control, Voting and Restricted Stock Agreement

The Related Party Transaction in the year ended December 31, 2022 was the Change of Control, Voting and Restricted Stock Agreement (the "CIC Agreement"), which became effective on January 28, 2022, when signed by the Company and Robert G. Brown, ("Mr. Brown"), William H. Bartels, ("Mr. Bartels"), SPAR Administrative Services, Inc., a corporation ("SAS"), and collectively with Mr. Brown, Mr. Bartels and SAS, the ("Majority Stockholders"). Mr. Bartels and Mr. Brown are Directors of the Corporation. Mr. Brown was the Chairman of the Board of Directors of SGRP (the "Board"), but ceased holding that position when the 2022 By-Laws (as defined below) became effective on January 25, 2022.

The execution of the CIC Agreement was conditional upon making the changes to and restatement of the Corporation’s By-Laws, which were approved by the Board and became effective on January 25, 2022.

The financial terms of the CIC Agreement to the Majority Stockholders, totaled $4,477,585, consisting of the following:

a.

The Corporation issued to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock, which are convertible into 3,000,000 SGRP Shares pursuant to the 1:1.5 conversion ratio set forth in the Preferred Designation and the CIC Agreement, subject to adjustment for a forward or reverse share split, share dividend, or similar transactions. These shares will vest over time upon execution of the CIC Agreement in 5 phases through November 10, 2023, assuming the Majority Stockholders' ongoing compliance with the terms and conditions of the CIC Agreement. Series B Preferred Shares may only be transferred to affiliates and certain related parties of the Majority Stockholders if those affiliates and certain related parties execute a joinder to the CIC Agreement. The Series B Preferred Stock shares was valued at $3,690,000 in total, based on the SGRP stock price on December 31, 2021 of $1.23 per share for the 3,000,000 conversion SGRP shares.

b.

The Corporation made a $250,000 cash payment to Mr. Brown and agreed to reimburse up to $35,000 of the legal expenses of the Majority Stockholders that were incurred after January 1, 2021, in connection with the negotiation and execution of the CIC Agreement.

c.	The Corporation assumed financial responsibility for, and paid directly to Affinity Insurance Company, Ltd., $502,585 to settle SAS obligations and the related claim for the 2014-2015 plan year

James R. Brown, Sr. Advisor Agreement

On January 25, 2022, the Corporation entered into a consulting agreement with Mr. James R. Brown, Sr., effective January 26, 2022, following his retirement as a director of SGRP on January 25, 2022, pursuant to which Mr. Brown will serve as a Board advisor to SGRP from time to time for a term of one (1) year (the "Brown Advisor Agreement"). As compensation for his services, Mr. Brown was entitled to receive compensation at a rate of $55,000 for the term of the Brown Advisor Agreement. Payments will be made in equal quarterly installments and will be pro-rated for partial quarters.  This agreement has expired.

Panagiotis Lazaretos Consulting Agreement

On January 27, 2022, the Corporation entered into a consulting agreement with Thenablers, Ltd. effective February 1, 2022 (the " Lazaretos Consulting Agreement"). Thenablers, Ltd. is wholly owned by Mr. Panagiotis Lazaretos, a retired director of the Corporation. Following Mr. Lazaretos' retirement as a director on January 25, 2022, Thenablers, Ltd. agreed to provide the consulting services of Mr. Lazaretos to the Corporation regarding global sales and new markets' expansion. The Lazaretos Consulting Agreement cannot be terminated by the consent of either party for the first twelve (12) months, and automatically expires on January 31, 2024. As compensation for its services, Thenablers, Ltd. is entitled to receive: (i) base compensation at a rate of $10,000 per month for the term of the Consulting Agreement; (ii) incentive based compensation as calculated in Exhibit A of the Lazaretos Consulting Agreement; and (iii) the outstanding options granted to Mr. Panagiotis ("Panos") N. Lazaretos on February 4, 2022 will continue to be outstanding and vest according to their terms under the agreement. As permitted by that agreement, on February 2, 2023, the Corporation gave notice that it was terminating that agreement effective July 31, 2023.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

Other Domestic Related Party Transactions

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP and by National Merchandising of America, Inc. ("NMA"). Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and also a director of both NMA and NMS. NMA is a related party of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin's wife also owns National Store Retail Services ("NSRS"). Since September 2018 through June of 2021, NSRS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs. Starting in July of 2021, the domestic merchandising specialist field force services provided by NSRS was transitioned to National Remodel & Setup Services, LLC ("NRSS") with the same financial arrangement. Ms. Andrea Burdekin is the owner of NRSS. NMS also leases office space from Mr. Burdekin's Personal property

Resource Plus, is a consolidated domestic subsidiary of the Company and is owned jointly by the Company and by Mr. Richard Justus. Mr. Justus has an ownership interest in RJ Holdings which owns the buildings where Resource Plus is headquartered and operates. Both buildings are subleased to Resource Plus.

On  December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of President and Chief Executive Officer, Michael R. Matacunas. Mr. Matacunas is also a minority owner of the Agent. The service fees paid to WB Marketing for the year ended December 31, 2022 was $189,000.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

International Related Party Services

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by the Company, Mr. Adrian Wingfield, who is a Director of Meridian, is one of the owners of Merhold Holding Trust ("MHT"). MHT owns the building where Meridian is headquartered.

The Corporation's principal Brazilian subsidiary, SPAR BSMT, is owned 51% by the Company.  Mr. Jonathan Dagues Martins, ("JDM") is the Chief Executive Officer and President of each SPAR Brazil subsidiary pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party respecting the Company. EILLC is owned by Mr. Peter W. Brown, a director of SPAR BSMT and the Corporation.

SPARFACTS is a consolidated international subsidiary of the Company and is owned 51% by SGRP. Ms. Lydna Chapman is a director of SPARFACTS. Her various companies provide office lease, accounting and consultant services to SPARFACTS.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

Summary of Certain Related Party Transactions

The following costs of affiliates were charged to the Company (in thousands):

	Year Ended December 31,
	2022	2021
Services provided by affiliates:
National Store Retail Services (NSRS) (1)	$-	$3,799
National Remodel & Setup Services (NRSS) (1)	8,565	3,484
Consulting and administrative services (RJ Holdings) (2)	477	567
Office lease expenses (RJ Holdings) (2)	248	248
Office and vehicle lease expenses (MPT, MCPT, MHT) (2)	-	115
Consulting and administrative fees (SPARFACTS) (2)	431	325
Other (2)	157	151
Total services provided by affiliates	$9,878	$8,689

Due to affiliates consists of the following (in thousands):	December 31,
	2022	2021
Loans from local investors:(3)
China	$1,382	$1,784
Mexico	623	623
Australia	693	597
Resource Plus	266	266
Total due to affiliates	$2,964	$3,270

(1)     Represent loans from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms and are due on demand.

(2)     These expenses are reflected in "Selling, general, and administrative expense" expense in the consolidated statements of operations and comprehensive (loss) income.

(3)     Represent loans from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans).  The loans have no payment terms and are due on demand.

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

Effective as of January 18, 2020, SPAR's Governance Committee proposed and unanimously approved retirement benefits for the five-year period commencing January 1, 2020, and ending December 31, 2024 (the "Five-Year Period"), for Mr. Bartels. The aggregate value of benefits payable to Mr. Bartels is approximately $220,558 per year and a total of $1,102,790 for the Five-Year Period. The Company recognized $700,000 of retirement benefits during the year ended December 31, 2020, representing the present value of the future Retirement Compensation, Supplemental Fees and Medical Benefits payments due Mr. Bartels. As of December 31, 2022 $290,917 of retirement benefits remains outstanding and is included within Accrued expenses and other current liabilities on the consolidated balance sheets.

2022 Deferred Compensation Agreement

The Corporation prepared a 2022 Stock Compensation Plan that would have included Awards for NQSOs and RSUs (as defined below), but that plan was never submitted to its shareholders for approval. However, the Board had previously approved, for certain key executives, incentive stock based awards for 2022 using RSUs or cash. Since there were no plan based RSUs available, those executives instead received deferred compensation.

On and effective as of March 24, 2022, the Corporation issued an award of 111,111 Phantom Stock Units to each of its executives: Kori G. Belzer; William Linnane; and Ron Lutz. Each Phantom Stock Unit represents the right of the grantee to receive cash payments based on the fair market value of SGRP's Common Stock at the time of vesting. Vesting will occur in three tranches of one-third each over the three (3) year period following the Grant Date, provided that (i) the Grantee is an employee of the Company at the time and (ii) the Corporation has achieved 90% of the agreed upon the applicable financial target for the year commencing with 2022 (which was EBITDA for 2022), but tranches will rollover to the following year and be payable upon achievement of 120% of the agreed upon the applicable financial target for such following year. The Phantom Stock Units do not possess the rights of common stockholders of the Corporation, including any voting or dividend rights, and cannot be exercised or traded for the SGRP's Common Stock. Due to the cash settlement feature, the Phantom Stock Units are classified as liabilities in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet. As of December 31, 2022, no Phantom Stock Unit had vested and performance targets are not probable of being met, therefore no expense has been recognized for these awards.

Other Related Party Transactions and Arrangements

SPAR Business Services, Inc. ("SBS"), and SPAR InfoTech, Inc. ("Infotech"), are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate and related party because it is owned by SBS LLC, which in turn is beneficially owned by Robert G. Brown, Director and significant shareholder of SGRP. Infotech is an affiliate and related party because it is owned principally by Robert G. Brown. SPAR Administrative Services, Inc. ("SAS"), is a related party and affiliate of SGRP, but is not under the control or part of the consolidated Company. SAS is an affiliate and related party because it is beneficially owned by William H Bartels (a Director and significant stockholder of SGRP) and family members of Robert G. Brown. See Change of Controls, Voting and Restricted Stock Agreement, above.

In July 1999 SMF, SBS and Infotech entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and has the right to unilaterally license and exploit certain portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software are co-owned with SBS and Infotech and each entered into a non-exclusive royalty-free license from the Company to use certain "SPAR" trademarks in the United States. SAS uses the "SPAR name through the SBS License.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Share Based Compensation

Inducement Stock Award Summary

On August 2, 2021, as an inducement to Ron Lutz to become the Corporation's Chief Global Commercial Officer, the Corporation granted to Mr. Lutz's RSU Awards issued and effective on that date having a fair market value of $50,000 (representing 26,882 SGRP Shares at $1.86 per share) as of that date and vesting in one (1) year. On August 2, 2022, those RSUs automatically vested and converted and became payable either, at the option of SGRP, in cash or SGRP's Common Stock issued directly from SGRP. On September 30, 2022, SGRP elected to issue Common Stock in a letter to Mr. Lutz, giving rise to Mr. Lutz's right to receive such Common Stock.

On August 2, 2021, as an inducement to William Linnane to become the Corporation's Chief Strategy and Growth Officer, the Corporation granted to Mr. Linnane RSU Awards issued and effective on that date having a fair market value of $50,000 (representing 26,882 SGRP Shares at $1.86 per share) as of that date and vesting in one (1) year. On August 2, 2022, those RSUs automatically vested and converted and became payable either, at the option of SGRP, in cash or SGRP's Common Stock issued directly from SGRP. On September 30, 2022, SGRP elected to issue Common Stock in a letter to Mr. Linnane, giving rise to Mr. Linnane 's right to receive such Common Stock.

On February 22, 2021, Michael R. Matacunas received the following inducement awards approved by SGRP's (the Issuer) Board of Directors for:

1.

options to purchase 630,000 shares of the Common Stock of the Issuer at an exercise price of $1.90 per share (which was the market price on February 22, 2021, the date the options were issued). Subject to certain conditions (including Mr. Matacunas' continued employment by the Issuer at such time), the options were scheduled to automatically vest in one year. On February 22, 2022, the options automatically vested and became exercisable at the option of the Reporting Person, which requires notice and payment of $1.90 per share to SGRP to effect such exercise. The options automatically expire on February 22, 2031.

2.

Restricted Stock Units (RSUs) for $50,000 of shares of SGRP's Common Stock representing 26,315 shares of SGRP's Common Stock based on the market price of $1.90 per share on February 22, 2021 (the RSU issuance date). On February 22, 2022, those RSUs automatically vested and converted and became payable either, at the option of SGRP, in cash or SGRP's Common Stock issued directly from SGRP. On September 30, 2022, SGRP elected to issue Common Stock in a letter to Mr. Matacunas, giving rise to Mr. Matacunas' right to receive such Common Stock but no exercise price or other payment for such shares was required.

3.

RSUs for $100,000 of shares of SGRP's Common Stock issuable on May 15 of each year he remains employed by SGRP, commencing in 2022. On May 15, 2022, Mr. Matacunas automatically received from SGRP for RSUs for 89,286 shares of the SGRP's Common Stock based on the market price of $1.12 per share on May 13, 2022 (the last trading day preceding the RSU issuance date). Subject to certain conditions (including Mr. Matacunas' continued employment by the Issuer at such time), those RSUs (and each of the anniversary issuances) are scheduled to automatically vest one year after their May 15 issuance and convert and become payable either (at the option of SGRP) in cash or Common Stock issued directly from the Issuer, but no exercise price or other payment for such shares is required.

On August 31, 2020, as an inducement to Fay DeVriese to become the Corporation's Chief Financial Officer, Treasurer and Secretary, the Corporation granted to Ms. DeVriese an Award consisting of nonqualified options to acquire 200,000 SGRP shares at $0.85 per share, vesting twenty-five percent (25%) of the total number of shares of Common Stock subject hereto on August 31, 2021, and the balance of the Option shall thereafter were to have vested and become exercisable in a series of three (3) successive equal annual installments upon the Optionee's completion of each additional year of employment over the three-year period following August 31, 2021. An additional twenty-five percent (25%) of the total number of shares of Common Stock subject to such option vested on August 31, 2022. The remaining unvested balance of the fifty percent (50%) of shares subject to such options expired when Ms. DeVriese left employment with the Company on February 27, 2023. None of Ms. DeVriese's vested options have been exercised.

2021 Plan

On June 4, 2021, the Board and the Board's Compensation Committee (the "Compensation Committee") approved the revised proposed 2021 Stock Compensation Plan of SPAR Group, Inc. (the "2021 Plan") for submission, approval and ratification by the Corporation's stockholders at their Annual Meeting on August 12, 2021. At that meeting, the 2021 Plan was ratified and approved by the Corporation's stockholders and became effective immediately on August 12, 2021 (the "2021 Plan Effective Date"), through May 31, 2022 (the "2021 Plan Period"). The 2021 Plan terminated on May 31, 2022.

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

No Option Awards were granted in 2022 or 2021 under the 2021 Plan

As of December 31, 2021, RSU Awards covering 58,011 SGRP Shares had been granted under the 2021 Plan, and no RSU Awards were granted in 2022 under the 2021 Plan. RSU Awards covering 14,502. SGRP Shares granted under the 2021 Plan vested during 2022, which the Corporation elected to satisfy through the issuance of SGRP Shares, and RSU Awards covering 29,004 SGRP Shares granted under the 2021 Plan remained unvested at December 31, 2022.

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

The 2020 Plan required the Corporation to issue as of the plan effective date new awards for options to purchase: (i) an aggregate of 125,000 SGRP Shares to 19 employees (other than the Named Executive Officers) in individual amounts designated by the Board; (ii) 10,000 SGRP Shares to each of Panagiotis N. Lazaretos, Igor Novgorodtsev, Robert G. Brown and Arthur H. Baer (each a director); and (iii) 50,000 SGRP Shares to each member of the Board of Directors on the Effective Date of the Plan. Those options were granted by the Board on February 4, 2021. The 2020 Plan was terminated on May 1, 2021, and no further options were granted under it.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Share-Based Compensation and Other Plans (continued)

2008 Plan Summary

2008 Plan Stock option award activity for the years ended  December 31, 2022 and 2021 is summarized below for the periods presented:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2021	1,457,936	$1.31	3.63	$113
Granted	–	–	–	–
Exercised/cancelled	679,062	1.08	–	295
Forfeited or expired	(87,712)	–	–	–
Outstanding at December 31, 2021	691,162	$1.53	2.60	$72
Granted	–	–	–	–
Exercised	57,500	1.07	–	10
Forfeited or expired	(120,562)	–	–	–
Outstanding at December 31, 2022	513,100	$1.63	2.16	$68
Exercisable at December 31, 2022	513,100	$1.63	2.15	$68

The Company recognized $0 and $13,000 in stock-based compensation expense relating to stock option awards during the years ended December 31, 2022 and 2021, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2022 and 2021, was approximately $0 and $3,000, respectively.

As of December 31, 2022, total unrecognized stock-based compensation expense related to stock options was $0.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Share- Based Compensation and Other Plans (continued)

2018 Plan Summary

2018 Plan Stock option award activity for the years ended December 31, 2022 and 2021 are summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2021	430,000	$0.90	7.87	$8
Granted	–	-	–	–
Exercised/cancelled	230,000	0.85	–	235
Forfeited or expired	(40,000)	–	–	–
Outstanding at December 31, 2021	160,000	$0.93	6.82	$31
Granted	–	–	–	–
Exercised	12,500	0.76	–	8
Forfeited or expired	(2,500)	-	–	–
Outstanding at December 31, 2022	145,000	$0.94	5.79	$52
Exercisable at December 31, 2022	135,000	$0.98	5.64	$44

No stock options were granted in 2022 under the 2018 Plan.  The total intrinsic value of stock options awards exercised during the year ended December 31, 2022 and 2021 was $8,000 and $235,000, respectively.

The Company recognized $6,000 and $23,000 in stock-based compensation expense relating to stock option awards during the years ended December 31, 2022 and 2021, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2022 and 2021 was approximately $2,000 and $6,000, respectively.

As of December 31, 2022, there was no unrecognized stock-based compensation expense related to stock options granted under the 2018 Plan.

2020 Plan Summary

Following are the specific valuation assumptions used for options granted in 2021 for the 2020 Plan:

2021
Expected volatility	52.8%
Expected dividend yields	0.0%
Expected term (in years)	5
Risk free interest rate	1.0%
Expected forfeiture rate	4.0%

2020 Plan Stock option award activity for the years ended December 31, 2022 and 2021 are summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2021	–	$–	–	$–
Granted	565,000	1.55	4.10	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	(180,000)	–	–	–
Outstanding at December 31, 2021	385,000	$1.55	4.10	$-
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	(10,000)	–	–	–
Outstanding at December 31, 2022	375,000	$1.55	3.10	$–
Exercisable at December 31, 2022	91,250	$1.55	3.10	$–

No stock options were granted in 2022 under the 2020 Plan. The total intrinsic value of stock option awards exercised during the years ended December 31, 2022 and 2021 was $0.

The Company recognized $58,000 and $57,000 in stock-based compensation expense relating to stock option awards during the years ended December 31, 2022 and 2021, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2022 and 2021 was approximately $15,000 and $16,000, respectively.

As of December 31, 2022, total unrecognized stock-based compensation expense related to stock options was $121,000. This expense is expected to be recognized over a weighted average period of approximately 2.1 years.

CFO Inducement Plan Summary

CFO Inducement Plan Stock option award activity for the years ended December 31, 2022 and 2021 are summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2021	200,000	$0.85	9.67	$60.00
Granted	–	–	–	–
Exercised/cancelled	50,000	0.85	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2021	150,000	$0.85	8.67	$57
Granted	–	–	–	–
Exercised	50,000	0.85	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2022	100,000	$0.85	7.67	$45
Exercisable at December 31, 2022	–	$–	–	$–

No stock options were granted in 2022 under the CFO Inducement Plan.  The total intrinsic value of stock option awards exercised during the years ended December 31, 2022 and 2021 was $45,000 and $37,000.

The Company recognized $19,000 and $22,000 in stock-based compensation expense relating to stock option awards during the years ended December 31, 2022 and 2021, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2022 and 2021, was approximately $5,000 and $5,000, respectively.

As of December 31, 2022, total unrecognized stock-based compensation expense related to stock options was $32,000. This expense is expected to be recognized over a weighted average period of approximately 1.7 years.

CEO Inducement Plan Summary

Following are the specific valuation assumptions used for options granted in 2021 for the CEO Plan:

2021
Expected volatility	52.7%
Expected dividend yields	0.0%
Expected term (in years)	1
Risk free interest rate	0.76%
Expected forfeiture rate	6%

CEO Inducement Plan stock option award activity for the years ended December 31, 2022 and 2021 are summarized below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2021	–	$–	–	$–
Granted	630,000	1.90	9.15	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2021	630,000	$1.90	9	$-
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2022	630,000	$1.90	8.15	$–
Exercisable at December 31, 2022	630,000	$1.90	8.15	$–

No stock options were granted in 2022 under the CEO Inducement Plan.  The total intrinsic value of stock option awards exercised during the years ended December 31, 2022 and 2021 was $0.

The Company recognized $85,000 and $509,000 in stock-based compensation expense relating to stock option awards during the years ended December 31, 2022 and 2021, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2022 and 2021, was $21,000 and $126,000, respectively.

As of December 31, 2022, there was no unrecognized share-based compensation expense related to stock options granted under the CEO Inducement Plan.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Share- Based Compensation and Other Plans (continued)

The following table summarizes the activity for Restricted Stock Unit (RSU) awards during the years ended  December 31, 2022 and 2021:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at January 1, 2021	–	$–
Granted	138,090	1.87
Vested	–	–
Forfeited	–	–
Unvested at December 31, 2021	138,090	$1.85
Granted		–
Vested	99,415	1.86
Forfeited	–	–
Unvested at December 31, 2022	38,675	$1.81

During the years ended December 31, 2022 and 2021, the Company recognized approximately $101,000 and $87,000, respectively, of stock-based compensation expense related to RSUs. The recognized tax benefit on stock-based compensation expense related to RSUs during the years ended  December 31, 2022 and 2021 was approximately $25,000 and $21,000, respectively.

During the years ended December 31, 2022 and 2021, the total fair value of RSUs vested was $120,000 and $0 respectively.

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested RSUs awards was $56,000. This expense is expected to be recognized over a weighted average period of approximately 1.6 years.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Share- Based Compensation and Other Plans (continued)

Share-Based Compensation Expense

Share-based compensation expense for the years ended  December 31, 2022 and 2021 was $346,000 and $711,000, respectively.

12. Segment Information

The operations and performance metrics for each country remains unchanged; the accounting policies for each country also remains the same. Therefore, the change of segment reporting has had no impact to the existing accounting policies and are the same as those described in Note 2. Management evaluates performance as follows (in thousands):

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

	Year Ended December 31,
	2022	2021
Revenue, net:
Americas	$198,581	$186,430
Asia - Pacific	26,009	33,791
EMEA	36,678	35,498
Total revenue	$261,268	$255,719

Operating income (loss):
Americas	$4,103	$2,427
Asia - Pacific	(1,621)	(967)
EMEA	2,904	2,723
Total operating income	$5,386	$4,183

Interest expense (income), net:
Americas	$675	$551
Asia - Pacific	39	(9)
EMEA	251	43
Total interest expense	$965	$585

Other (income) expense, net:
Americas	$(38)	$74
Asia - Pacific	(62)	(341)
EMEA	(382)	(243)
Total other (income), net	$(482)	$(510)

Income (loss) before income tax expense:
Americas	$3,466	$1,802
Asia - Pacific	(1,598)	(617)
EMEA	3,035	2,923
Total income before income tax expense	$4,903	$4,108

Income tax expense:
Americas	$1,949	$865
Asia - Pacific	(18)	498
EMEA	846	745
Total income tax expense	$2,777	$2,108

Net income (loss):
Americas	$1,517	$937
Asia - Pacific	(1,580)	(1,115)
EMEA	2,189	2,178
Total net income	$2,126	$2,000

Net income attributable to non-controlling interest:
Americas	$(1,857)	$(1,604)
Asia - Pacific	650	103
EMEA	(1,651)	(2,278)
Total net income attributable to non-controlling interest	$(2,858)	$(3,779)

Net (loss) income attributable to SPAR Group, Inc.:
Americas	$(340)	$(667)
Asia - Pacific	(930)	(1,012)
EMEA	538	(100)
Total net (loss) attributable to SPAR Group, Inc.	$(732)	$(1,779)

Depreciation and amortization:
Americas	$1,821	$1,974
Asia - Pacific	104	67
EMEA	108	42
Total depreciation and amortization	$2,033	$2,083

Impairment of goodwill:
Americas	$2,458	$–
Asia - Pacific	–	–
EMEA	–	–
Total impairment of goodwill	$2,458	$–

Capital expenditures:
Americas	$1,805	$1,560
Asia - Pacific	20	25
EMEA	100	137
Total capital expenditures	$1,925	$1,722

There were no inter-company sales for 2022 or 2021.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

	December 31,
	2022	2021
Assets:
Americas	$75,440	$64,960
Asia - Pacific	5,952	10,699
EMEA	13,206	13,357
Total assets	$94,598	$89,016

Geographic Data (in thousands)

	Year Ended December 31,
	2022		2021
Net international revenue:		% of consolidated net revenue		% of consolidated net revenue

United States	$112,327	43.0%	$100,326	39.1%
Brazil	68,301	26.1	55,219	21.6
South Africa	36,678	14.0	35,498	13.9
Mexico	9,706	3.7	22,459	8.8
China	10,931	4.2	15,769	6.2
Japan	7,133	2.7	9,704	3.8
India	6,276	2.4	7,058	2.8
Canada	8,247	3.2	8,426	3.3
Australia	1,669	0.6	1,260	0.5
Total net revenue	$261,268	100.0%	$255,719	100.0%

	Year Ended December 31,
	2022	2021
Long lived assets:
Americas	$4,605	$3,968
Asia - Pacific	1,244	1,798
EMEA	315	295
Total long lived assets	$6,164	$6,061

13. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss attributable to SPAR Group, Inc.	$(732)	$(1,779)

Denominator:
Weighted- average common shares outstanding	22,110	21,266
Effect of dilutive securities
	-	–
Shares used in diluted net loss per share calculations	22,110	21,266

Basic net loss per common share:	$(0.03)	$(0.08)
Diluted net loss per common share:	$(0.03)	$(0.08)

The Company excluded 854,753 shares of Series B convertible preferred stock, 1,753,100 stock options, 38,675 RSUs, from the computation of diluted net loss per share for the year ended December 31, 2022 because including them would have had an anti-dilutive effect.

The Company excluded no shares of Series B convertible preferred stock, 2,016,162 stock options, 138,090 RSUs, and no phantom stock units from the computation of diluted net loss per share for the year ended December 31, 2021 because including them would have had an anti-dilutive effect.

14. Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Year Ended	Year Ended
Lease Costs	Classification	December 31, 2022	December 31, 2021
Operating lease cost	Selling, general and administrative expense	$470	$1,013
Short-term lease cost	Selling, general and administrative expense	502	513
Variable lease costs(1)	Selling, general and administrative expense	20	175
Total lease cost		$992	$1,701

(1) Variable lease costs consist primarily of property taxes, property insurance, and common area or other maintenance costs for the Company’s leases of office space.

The following includes supplemental information for the periods presented.

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$997	$1,543

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$2,172

Balance sheet information related to leases consisted of the following as of the periods presented:

Leases	December 31, 2022	December 31, 2021
Assets:
Operating lease right-of-use assets	$969	$1,781
Liabilities:
Current portion of operating lease liabilities	363	1,019
Non-current portion of operating lease liabilities	606	762
Total operating lease liabilities	969	1,781

Weighted average remaining lease term - operating leases (in years)	2.04	4.92
Weighted average discount rate - operating leases	6.4%	24.0%

The following table summarizes the maturities of lease liabilities as of December 31, 2022 (in thousands):

For the Year Ended December 31,	Amount
2023	420
2024	278
2025	422
2026	74
2027	49
Thereafter	45
Less: Present value discount	319
Present value of operating lease liabilities	969

15. Subsequent Events

Appointment of Chief Financial Officer ("CFO") of SPAR

On February 22, 2022, SPAR Group, Inc. issued a Press Release (the "Release") announcing the appointment of Mr. Antonio Calisto Pato on February 27, 2023, as the Corporation's new Chief Financial Officer (the "CFO").  Mr. Calisto Pato commenced his role on February 27, 2023. In this role, Mr. Calisto Pato is responsible for Finance, Treasury and Accounting. As CFO, Mr. Calisto Pato is both an Executive and an Officer; who reports directly to Mr. Matacunas, President and CEO of the Corporation.

North Mill Credit Modification

On February 1, 2023, the NM Loan Parties and NM executed and delivered a Sixth Modification Agreement, effective immediately (the "Sixth Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to increase the amount of the US Revolving Credit Facility to $28 million and increase the Canada Revolving Credit Facility to CDN$2 million. In addition, the Sixth Modification Agreement increased the cap on unbilled accounts in the borrowing base for SMF to $7 million from $6.5 million.

To evidence the increase in the US Revolving Credit Facility, SMF executed and delivered to NM a $28 million Fourth Amended and Restated Revolving Credit Master Promissory Note (the "Restated US Note"), which amends, restates, supersedes and replaces the prior US dollar note. To evidence the increase in the Canadian Revolving Credit Facility, SCC executed and delivered to NM a CDN$2 million Fourth Amended and Restated Revolving Credit Master Promissory Note (the "Restated Canadian Note"), which amends, restates, supersedes and replaces the prior CDN$ note.

The Restated US Note and Restated Canadian Note (together, the "NM Notes") and the NM Loan Agreement together require the NM Borrowers to pay interest on the loans thereunder equal to: (i) the Prime Rate designated from time to time by Wells Fargo Bank; plus (ii) one and nine-tenths percentage points (1.90%,) or an aggregate minimum of 6.75%. per annum. In addition, the NM Borrowers are paying a facility fee to NM in an amount equal to: (i) for the year commencing on October 10, 2022, $140,000 plus 0.80% of the amount of any advances other than under the US Revolving Credit Facility plus an additional facility fee of $15,000 for every incremental $1 million of loan balance in excess of $21 million, and (ii) for the year commencing on October 10, 2023, $168,000 plus 0.80% of the amount of any advances other than under the US Revolving Credit Facility plus an additional facility fee of $15,000 for every incremental $1 million of loan balance in excess of $21 million. For the Sixth Modification Agreement, the NM Borrowers paid NM a fee of $28,000.

As of January 31, 2023, the aggregate interest rate was 8.45% per annum and the aggregate outstanding loan balance was $13.5 million. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility is $12,967,000; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility is CAD $752,000 (when divided by the applicable foreign exchange rate of 1.3413, equaled approximately $561,000) for a total US and Canadian loan balance on that date of approximately $13.5 million. Outstanding amounts are classified as short-term debt.