Form 10-K/A
period 2022-12-31
SPAR Group, Inc.
filed 2023-05-01
CIK 1004989

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 31, 2022, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $12,639,963.

The number of shares of the Registrant's Common Stock outstanding as of December 31, 2022, was 22,648,168 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023, as amended is hereby incorporated by reference into this Amendment to SGRP's Annual Report on Form 10-K/A.

SPAR GROUP, INC.

FORM 10-K/A

Amendment No.1

INDEX

PART III

Item 10	Directors, Executive Officers and Corporate Governance	-3-
Item 11	Executive Compensation	-11-
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	-18-
Item 13	Certain Relationships and Related Transactions, and Director Independence	-18-
Item 14	Principal Accountant Fees and Services	-21-

PART IV

Item 15	Amended Exhibits	-22-
	Signatures	-23-

FIRST AMENDMENT ON FORM 10-K/A

SPAR Group, Inc. (the "Corporation" or "SGRP", and together with its subsidiaries, the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend SGRP's Annual Report on Form 10-K for the year ended December 31, 2022 ("Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on April 17, 2023, to include the information required by Part III of our Form 10-K and to make corresponding changes in the table of contents. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed within that period. References to the Annual Report in Form 10-K and in this Amendment shall mean SGRP's 10-K as amended by this Amendment.

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

Please see Parts I and II of SGRP's Annual Report on Form 10-K for the year ended December 31, 2022 ("Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on April 17, 2023, which are incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Board of Directors of the Corporation

The Board is responsible for overseeing the management, policies and direction of the Corporation and its subsidiaries (collectively, the "Company"), both directly and through its committees (See "Corporate Governance", below). The members of the Board and referenced Committees as of December 31, 2022, were as set forth below (7):

Name	Age	Position with SPAR Group, Inc.
Michael Wager (3) (4)	71	Chairman of the Board and Director
Michael R. Matacunas	55	Chief Executive Officer, President and Director
Sean M. Whelan (3) (4) (5)	52	Director and Chairman of the Audit Committee
Robert G. Brown (1)	79	Director
William H. Bartels	78	Director
Peter W. Brown (2) (4) (5) (6)	41	Director

(1)	Chairman of the Board through January 25, 2022.
(2)	Vice Chairman of the Board through January 25, 2022.
(3)	Member of the Governance Committee on December 31, 2022.
(4)	Member of the Audit Committee on December 31, 2022.
(5)	Member of the Compensation Committee on December 31, 2022.
(6)	Chairman of the Governance Committee through January 25, 2022.
(7)	James R. Brown, Sr. and Panagiotis (“Panos”) N. Lazaretos were directors on January 1, 2022, but retired from the Board and its Committees on January 25, 2022. See Item 13 – Change of Control, Voting and Restricted Stock Agreement, below.

Michael Wager was elected Chairman of the Board on September 15, 2022.  He was appointed on October 21, 2021, as a Director and a member of the Audit Committee by the Board. Mr. Wager is an attorney who has specialized in securities, reorganizations, M&A and regulatory compliance throughout his career. He is currently a Senior Counsel with Taft Stettinius & Hollister LLP serving in an advisory role and the Chief Strategy Officer for Byrna Technologies. Mr. Wager is also currently a member of the board and has served as the Chairman of the Audit and Governance Committees for Michael Anthony Holdings. Mr. Wager earned his Bachelor of Arts, Political Science Degree at the American University, College of Public Affairs, his Master of Arts, Political Science Degree at Columbia University, Graduate School of Arts and Sciences, and his Juris Doctor Degree at New York University School of Law.

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

Sean M. Whelan was appointed to the Governance Committee on September 15, 2022.  He was appointed on October 21, 2021, as a Director and a member of the Audit Committee and Compensation Committee by the Board, and on October 25, 2021, the Audit Committee elected him as its Chairman. Mr. Whelan is currently the Chief Executive Officer, and was previously the Chief Financial Officer, for Encore Rehabilitation Services. He has also held the Chief Financial Officer role for several other public and private companies including Smile America Partners, Bedrock Manufacturing, LLC, Diplomat Pharmacy and InfuSystem Holdings, Inc. Mr. Whelan is currently a Board member and Chairman of the Audit Committee with Zomedica Corp (NYSE American: ZOM) and also a Board member with OptioRx; he previously served as an Executive Board member with Diplomat Pharmacy and InfuSystem Holding, Inc. Mr. Whelan earned his Bachelor of Business Administration Degree and his Master of Accounting Degree at the University of Michigan's Ross School of Business and is a CPA.

Robert G. Brown rejoined the Board on April 24, 2020.  As one (1) of the two (2) founders of the company, Mr. Brown served as Director of SGRP from July 8, 1999 until his retirement on May 3, 2018. Prior to 1999, Mr. Robert G. Brown served as the Chairman, President and Chief Executive Officer of the SPAR Companies since certain of its predecessors were formed in 1979 through 2005. During his tenure, Mr. Brown oversaw the change from a software and consulting company into a merchandising company in the 1980's and in the 1990's converted the reporting and data collection work to the Internet from mainframes and PC's which gave SPAR a strategic cost and quality advantage. In 1999, he executed a reverse merger making SPAR a public company.

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

Peter W. Brown joined the Board of SGRP in May 2018.  He was appointed to the Audit Committee by the Board on July 31, 2022.  Mr. Brown served as a Board Observer to the Corporation's Board of Directors from 2014 through December 2016. He also serves as a director of and is a consultant to the Corporation's Brazilian subsidiary, SPAR BSMT, and owns EILLC (which owns 10% of SPAR BSMT). Mr. Brown received a BS from the University of Massachusetts's School of Natural Science and an MBA from the University of Massachusetts's Isenberg School of Management.

Executives and Officers of the Corporation

Set forth in the table below are the names, ages and offices held by all Executives and Officers of the Corporation as of December 31, 2022. For biographical information regarding Michael R. Matacunas, See the Board of Directors of the Corporation, above.  Antonio Calisto Pato (Age 44) joined SGRP and became Chief Financial Officer, Secretary and Treasurer on February 27, 2023, and his biographical information is included below.

Name	Age	Position with SPAR Group, Inc. (1) (2)
Michael R. Matacunas	55	Chief Executive Officer, President and a Director
Fay DeVriese	57	Chief Financial Officer, Secretary and Treasurer (3) (4)
Kori G. Belzer	57	Global Chief Operating Officer
William Linnane	48	Chief Strategy and Growth Officer
Ron Lutz	63	Chief Global Commercial Officer

(1)

Under the Corporation's 2022 By-Laws and the resolutions of the Board, each of the following individuals have been designated as both an "Executive" and an "Officer" of the Corporation except as otherwise noted below. An Executive is generally an executive officer of the Corporation and part of its senior management.

(2)	Each named individual is an "at will" employee of the Company. Each has a Potential Severance Payment upon a Change-In-Control and Termination, below.
(3)	Ms. DeVriese departed SGRP effective as of January 31, 2023.
(4)	Mr. Antonio Calisto Pato joined SGRP and became its Chief Financial Officer, Secretary and Treasurer on February 27, 2023.

Antonio Calisto Pato joined SGRP and became its Chief Financial Officer, Secretary and Treasurer on February 27, 2023.  He has leadership experience in business, finance and international and strategy, tax and operational expertise. Most recently, Mr. Calisto Pato held CFO roles and directed all aspects of finance, accounting, treasury and tax as CFO for Earth Shoes and interim CFO for Street Trend. Prior to these roles, he held increasing leadership positions at Chiquita Brands International from 2011 to 2021. Mr. Calisto Pato also held financial and business leadership roles at Cemex in Switzerland and PWC in Luxembourg.  He speaks four languages (including those principally used in the Company's Brazilian and Mexican offices) and successfully earned a combined 5-year undergraduate and law degree in Portugal, and went on to complete his post-graduate degree in Tax from the Lisbon Business School. Mr. Calisto Pato also completed a Master of Advanced Studies in International Tax Law in the Netherlands at Leiden University and is completing his MBA from the University of North Carolina, Kenan-Flagler Business School at Chapel Hill, NC.

Fay DeVriese served as the Chief Financial Officer of SGRP from August 2020 to January 31, 2023. Prior to joining SGRP, she served as Chief Financial Officer at Letica Corporation and served in financial leadership roles at DSM Engineering Plastics, Eaton Corporation, Continental Automotive Systems and Motorola. Ms. DeVriese is a certified public accountant, licensed in the State of New York. She earned a Bachelor of Business Administration degree from the State University of New York.

Kori G. Belzer became the Global Chief Operating Officer of SGRP in July 2021 and has served as Chief Operating Officer of SGRP since January 1, 2004.  From August 7, 2020, through February 21, 2021, she also served as acting Chief Executive Officer of SGRP.  From 2000 through 2003, Ms. Belzer served as the Chief Operating Officer of SPAR Administrative Services, Inc. (then known as SPAR Management Services, Inc.) ("SAS"), and SPAR Business Services, Inc. (then known as SPAR Marketing Services, Inc.), each an affiliate of SGRP (see Transactions with Related Persons, Promoters and Certain Control Persons, below). From 1997 to 2000, Ms. Belzer served as Vice President Operations of SAS and as Regional Director of SAS from 1995 to 1997. Prior to 1995, she served as Client Services Manager for SPAR/Servco, Inc.

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

CORPORATE GOVERNANCE

Board Structure, Leadership and Risk Oversight

The Board of Directors of the Corporation (the Board") is responsible for overseeing the Corporation and its subsidiaries (collectively, the "Company"), both directly and through its committees (as described below), pursuant to the authority conferred by the Corporation's 2022 By-Laws, charters and policies and by applicable law. The Board's responsibilities include (without limitation) the appointment and oversight of the Company's Chief Executive Officer. The Board also provides oversight of risks that could affect the Company, both directly and through its committees with respect to the most significant risks facing the Company (including material operational or financial risks). Pursuant to their respective charters, the Board has established and delegated various oversight and other responsibilities to the Audit Committee, the Compensation Committee and the Governance Committee, as such committees are defined and more fully described below under the headings "Audit Committee", "Compensation Committee" and "Governance Committee".

The Board is comprised of Independent Directors, Super Independent Directors (See Board Size, Quorum and Voting, Director Nominations: Experience, Integrity, Diversity and other Criteria and 2022 By Laws, below) and Non- Independent Directors. The Governance Committee is responsible for determining and recommending to the full Board whether a Director satisfies the applicable Nasdaq independent requirements or the more comprehensive super-independence requirements established in the 2022 By-Laws. The super-independence requirement establishes specific criteria to ensure a Director is unaffiliated with any specific significant stockholder. In addition, the Board has established the position of Chairman of the Board, which is a non-executive position, and Chief Executive Officer (who is also President). Per the 2022 By-Laws, the Chairman, the Vice Chairman and Chairman of any Committee must be Super Independent Directors. The Board believes these definitions and criteria ensure a strong, experienced and independent Board to provide oversight on behalf of all stockholders.

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

Risk oversight is conducted primarily through the Audit Committee, but also is conducted through the Compensation Committee or Governance Committee, as applicable. The Audit Committee is responsible for overseeing the accounting, auditing and financial reporting and disclosure principles, policies, practices and controls of the Company and regularly considers (among other things) financial, reporting, internal control, related party, legal and other issues and related risks and uncertainties material to the Company. The Compensation Committee is responsible for overseeing the performance and compensation of the executives, director compensation and the other compensation, equity incentive, related policies, and material benefits of the Company. The Governance Committee is responsible for overseeing the finding, vetting and nomination of directors and committee members for the Board and senior Executives for SGRP, and the content and application of the 'Ethics Code, corporate documents and governance policies and practices.

Each of the Committee charters requires the Board to determine that each of its members satisfy applicable Nasdaq requirements for the respective Committee and be free from any relationship which may interfere with the exercise of his or her independent judgment as a member. The 2022 By-Laws also require that the Chairman of each Committee and at least two (2) of its members be a Super Independent Director (See Board Size, Quorum and Voting, and Director Nominations: Experience, Integrity, Diversity and other Criteria, below).

Board Meetings

The Board meets regularly to receive and discuss operating and financial reports presented by management of SGRP and its advisors. During the year ended December 31, 2022, the Board held sixteen (16) meetings. Each incumbent Director is required to attend 75% of the board meetings. In 2022, all then current members attended at least 75% of the meetings.

Board Size, Quorum and Voting

Under the 2022 By-Laws: the current Board size is fixed at seven (7) directors as of January 25, 2022; the Chairman and at least three (3) of the Board members must be Super Independent Directors (as defined therein), and the Chairman, Vice Chairman and Chairman of each Committee and at least two (2) of each Committee's members must be a Super Independent Director.

The Board size can only be changed from time to time by amending the 2022 By-Laws.

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

In addition, Section 3.12 of the 2022 By-Laws requires that certain actions by the Board be approved by a super-majority of the Board consisting of at least 70% of the directors then in office, including a majority of the Super Independent Directors. Those super-majority actions include any amendment to the 2022 By-Laws, any Committee Charter, or SGRP's Ethics Code, and the issuance of more than 250,000 shares of SGRP's Common Stock or any right to acquire them (See Director Nominations: Experience, Integrity, Diversity and other Criteria, below).

Board Committees

From time to time the Board may establish permanent standing committees and temporary special committees to assist the Board in carrying out its responsibilities, and may delegate Board power and authority pursuant to charters approved by the Board. Under the 2022 By-Laws (see below), a "super majority" vote of at least 70% of all SGRP directors is now required for any new committee, change in any committee charter, or certain other actions (meaning any such Board action brought before a Board consisting of seven directors can be blocked by any three (3) directors), and an absolute majority of the Board is now required for the appointment to or removal of any director from any committee (meaning any such Board action brought before a Board consisting of seven directors can be blocked by any four (4) directors). Currently, SGRP has three (3) permanent standing committees; the Audit Committee, the Compensation Committee, and the Governance Committee. An audit committee is required by the Nasdaq Stock Market, Inc. ("Nasdaq"), the SEC, and applicable law. While SGRP is not similarly required to have either a compensation committee or governance committee, certain responsibilities assigned to these committees in their respective charters are required to be fulfilled by independent directors by Nasdaq Rules or SEC Rules.

Each of the Committee charters requires the Board to determine that each of its members satisfy applicable Nasdaq requirements for such a Committee and be free from any relationship would interfere with the exercise of his or her independent judgment as a member. The 2022 By-Laws also require that the Chairman of each Committee and at least two (2) of the members of the Audit Committee and Governance Committee be a Super Independent Director (See Board Size, Quorum and Voting, above, and Director Nominations: Experience, Integrity, Diversity and other Criteria, and 2022 By-Laws, below).

The standing committees of the Board are the Audit Committee of the Board (the "Audit Committee"), the Compensation Committee of the Board (the "Compensation Committee"), and the Governance Committee of the Board (the "Governance Committee"), as provided in the Corporation's 2022 By-Laws and their respective charters (See Limitation of Liability and Indemnification Matters, below).

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

As of December 31, 2022, the Audit Committee consisted of Mr. Sean M. Whelan (its Chairman), Mr. Peter W. Brown, and Michael Wager, each of whom has been determined by the Governance Committee and the Board to meet the independence requirements for Audit Committee members under Nasdaq Rules and SEC Rules and the 2022 By-Laws require that its Chairman and at least two (2) of the members of the Audit Committee and Governance Committee be Super Independent Directors. In connection with his appointment as a Director, the Governance Committee and the Board determined that Mr. Whelan was qualified to be the "Audit Committee financial expert" as required by Nasdaq Rules, SEC Rules and other applicable law.

During the year ended December 31, 2022, the Audit Committee met five (5) times. All then current members attended at least 75% of the meetings.

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

As of December 31, 2022, the Compensation Committee consisted of Mr. Peter W. Brown and Mr. Sean M. Whelan, each of whom has been determined by the Governance Committee and the Board to meet the independence requirements for Compensation Committee members under Nasdaq Rules and SEC Rules.

During the year ended December 31, 2022, the Compensation Committee met six (6) times. All then current members attended at least 75% of the meetings.

Governance Committee

The Governance Committee assists the Board in fulfilling its oversight responsibilities respecting the nomination of directors and committee members for the Board and the corporate documents and governance policies and practices of the Corporation. The specific functions and responsibilities of the Governance Committee are set forth in the written Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc., Dated (as of) May 18, 2004 (the "Governance Charter"), approved and recommended by the Governance Committee and adopted by the Board on May 18, 2004, and amended on March 18, 2021. The Governance Committee also is given specific functions and responsibilities by and is subject to the Nasdaq Rules, SEC Rules, Sarbanes-Oxley, and other applicable law, which are reflected in the Governance Charter. You can obtain and review a current copy of the Governance Charter on the Company's web site (www.sparinc.com), on which it is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab. The Governance Charter was adopted to reflect the evolution of the Governance Committee's informal responsibilities, the adoption of Sarbanes-Oxley, and changes in Nasdaq Rules, SEC Rules, securities laws, and other applicable law pertaining to governance committees. The Governance Committee reviews and reassesses the Governance Charter, Nomination Policy and Ethics Code (as such terms are defined below), as well as the 2022 By-Laws of the Corporation and the other Committee Charters, annually and recommends any needed changes to the Board for approval.

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

As of December 31, 2022, the Governance Committee consisted of Mr. Peter W. Brown, Mr. Michael Wager, and Mr. Sean M. Whelan, each of whom has been determined by the Governance Committee and the Board to meet the independence requirements for Governance Committee members under Nasdaq Rules and SEC Rules. Mr. Michael Wager also has been determined by the Governance Committee and the Board to be a Super Independent Director satisfying the new stricter requirements of the 2022 By-Laws. The 2022 By-Laws require that the Governance Committee's Chairman and at least two (2) of the members of the Audit Committee and Governance Committee to be a Super Independent Director.   See Board Size, Quorum and Voting, above, and 2022 By-Laws, below.

During the year ended December 31, 2022, the Governance Committee met seven (7) times. All then current members attended at least 75% of the meetings.

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

At least three of the seven directors on the Board must be Super Independent Directors as defined in the 2022 By-Laws.  All of the non-Super Independent Director positions must be filled pursuant to contracts with SGRP.  Under the CIC Agreement (See Change of Control, Voting and Restricted Stock Agreement in Domestic Related Party Transactions, below, and Board Size, Quorum and Voting, above), Mr. Robert G. Brown is entitled to nominate two (2) directors (including himself), and Mr. William H. Bartels is entitled to nominate one (1) director (including himself). Under the terms of his employment as SGRP's Chief Executive Officer, Michael R. Matacunas is entitled to be a director.

There is currently one vacancy on the SGRP Board, which under the 2022 By-Laws must be filled with a Super Independent Director.  See Board Size, Quorum and Voting, and Director Nominations: Experience, Integrity, Diversity and other Criteria, above, and 2022 By-Laws, below.

Based on the prior Directors' and Officers' Questionnaires of each director, as required by the Nominations Policy and the committee charters, the Governance Committee and Board each determined that: (i) Mr. Sean M. Whelan, Mr. Peter W. Brown and Mr. Michael Wager each satisfies the independence requirements for Audit Committee members under Nasdaq Rules and SEC Rules and the Audit Committee Charter, and Mr. Sean M. Whelan is an "audit committee financial expert" under SEC Rules, as required by such rules and the Audit Charter; (ii) Mr. Sean M. Whelan and Mr. Michael Wager are Super Independent Directors under the 2022 By-Laws (See Board Size, Quorum, and Voting, above); (iii) Mr. Michael Wager, Mr. Sean Whelan and Mr. Peter W. Brown each satisfies the independence requirements for Governance Committee members under Nasdaq Rules and SEC Rules and the Governance Committee Charter; (iv) Mr. Sean M. Whelan and Mr. Peter W. Brown each satisfies the independence requirements for Compensation Committee members under Nasdaq Rules and SEC Rules and the Compensation Committee Charter; and (v) Mr. Robert G. Brown satisfies the general independence requirements for independent directors of the Board under Nasdaq Rules and SEC Rules and the 2022 By-Laws.

2022 By-Laws

On January 25, 2022, the Board adopted and approved amendments to SGRP's then existing Amended 2022 By-Laws in connection with the entry into the CIC Agreement (the "Amendments", and as amended, the "2022 By-Laws"). The Amendments include the following:

(i)	The size of the Board is set at seven (7) directors, which shall include at least three (3) "Super Independent Directors", as defined in the 2022 By-Laws (See Board Size, Quorum and Voting, above).

(ii)

The 2022 By-Laws now require 70% (or five (5) of seven (7)) of the directors, including a majority of Super Independent Directors to establish quorum, set the annual meeting agenda, issue or sell more than 250,000 shares of common stock (other than through stockholder approved plans) or any preferred stock, declare dividends, amend SGRP's certificate of incorporation, the 2022 By-Laws, any committee charter or SGRP's Ethics Code (See Board Size, Quorum and Voting, above).

(iii)	The threshold for the stockholders to amend the 2022 By-Laws is increased from a majority to 75% of the outstanding stock of the Corporation.

(iv)	Officers are allowed to adjourn shareholder meetings at their discretion.

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

The 2022 By-Laws continue to require that each candidate for director sign a written irrevocable letter of resignation and retirement effective upon such person failing to be re-elected by the required majority stockholder vote.

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

The 2022 By-Laws (unchanged in this regard by the latest restatement) provide that the Corporation must indemnify each of its current and former directors, executive officers and other designated persons (including those serving its affiliates in such capacities at the Corporation's request), and may in the Board's discretion indemnify the other current and former officers, employees and other agents of the Company, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit or proceeding against them in such capacity to the fullest extent permitted by DGCL. The 2022 By-Laws also provide that the Corporation must advance the expenses (including attorneys' fees) actually and reasonably incurred by any director in defending any such action, suit or proceeding in advance of its final disposition, subject to such person's agreement to the extent required by the DGCL under the circumstances to reimburse the Corporation if such person is not entitled to indemnification. The 2022 By-Laws and these mandatory indemnification provisions were approved and recommended by the Governance Committee and adopted by the Board of Directors of the Corporation in order to conform to the current practices of most public companies and to attract and maintain quality candidates for its directors and management, and are included in the 2022 By-Law is (see above). A current copy of the 2022 By-Laws is posted and available to stockholders and the public on the Corporation's web site (www.sparinc.com).

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

The Company maintains director and officer liability insurance that (subject to deductibles, maximums and exceptions) covers most liabilities arising out of the acts or omissions of any officer, director, employee or other covered person, both for the benefit of the Company and the direct benefit of its directors and officers, regardless of whether the 2022 By-Laws or DGCL Section 145 would permit indemnification of the matters covered by such insurance. The 2022 By-Laws (and DGCL Section 145) expressly permit the Corporation to secure such insurance and expressly provide that their respective indemnification provisions are not exclusive of any other rights to which the indemnified party may be entitled, including such insurance.

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

The Covered Matters include taking or attempting any of the following:

(i)	Action by written stockholder consent;

(ii)	Submission of any stockholder proposals in advance of any annual or special stockholders meeting of the Corporation;

(iii)	Stockholder call for any special meetings of the Corporation's stockholders;

(iv)	Continuation or commencement of any legal claims against the Company;

(v)	Changing the size of the Board;

(vi)	Appointing or removing any director or officer of the Corporation, except as expressly permitted in the CIC Agreement;

(vii)	Amending the Corporation's Certificate of Incorporation or 2022 By-Laws; or

(viii)	Entering any agreement, arrangement or understanding (written or otherwise) with any other Person in an effort to take any action in furtherance of the foregoing.

The foregoing description is only a summary of the CIC Agreement and is qualified in its entirety by reference to a copy of the CIC Agreement, which is incorporated by reference into this Annual Report as Exhibit 10.9.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation for services rendered to the Company in all capacities for the years ended December 31, 2022 and 2021 (but See - Transactions with Related Persons, Promoters and Certain Control Persons, below), by: (i) the Corporation's Chief Executive Officer; and (ii) each of the other persons named below, which include the two (2) most highly compensated Executives or other Officers of the Company. "Named Executive Officers" shall mean each of the individuals listed below, other than Mr. Bartels. The Company does not have any Non-Equity Incentive Compensation Plans other than as part of its individual Incentive Bonus Plans, any pension plans or any non-qualified deferred compensation plans, and accordingly those columns have been omitted.

Effective as of February 22, 2021, SGRP appointed Mr. Mike Matacunas as its Chief Executive Officer and President and as a Director of SGRP.  Ms. Fay DeVriese departed SGRP effective as of January 31, 2023.  Mr. Antonio Calisto Pato joined SGRP and became Chief Financial Officer, Secretary and Treasurer on February 27, 2023 (4).    Effective July 13, 2021, SGRP appointed Ron Lutz as its Chief Global Commercial Officer and William Linnane as its Chief Strategy and Growth Officer of SGRP. Effective as of August 31, 2020, Ms. Fay DeVriese became the Chief Financial Officer of SGRP. Mr. Steven J. Adolph resigned as President International of SGRP effective April 23, 2021. Mr. Gerard Marrone retired as Chief Revenue Officer of SGRP effective June 15, 2021.

Name and Principal Positions	Year	Salary ($)	Bonus ($) (1)	Option and RSU Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Michael R. Matacunas	2022	407,813	200,000	--	4,800	612,613
Chief Executive Officer, President and Director	2021	250,000	50,000	--	4,086	304,086

Fay DeVriese (4) (5)	2022	329,583	72,233	54,304	4,800	460,920
Chief Financial Officer, Treasurer and Secretary	2021	278,750	--	37,445	2,400	318,595

Kori Belzer (6)	2022	306,042	68,244	10,359	4,800	389,445
Global Chief Operating Officer	2021	261,848	--	94,026	4,800	360,674

William Linnane	2022	296,042	85,000	30,914	4,800	416,756
Chief Strategy and Growth Officer	2021	110,833	50,000	--	2,400	163,233

Ron Lutz	2022	296,042	62,500	30,914	4,800	394,256
Chief Global Commercial Officer	2021	110,833	50,000	--	2,400	163,233

(1)	These are the bonuses paid in the referenced year (2022 or 2021) respecting performance in the preceding year (2021 or 2020).
(2)	These are not amounts actually paid to or received by the Named Executive or Officer. These are "compensation expenses" for restricted stock unit or stock option awards recognized by the Corporation under generally accepted accounting principles computed in accordance with ASC-718- 10.
(3)	"Other Compensation" primarily represents allowances for automobiles, cell phone and internet service.
(4)	Ms. DeVriese departed SGRP effective as of January 31, 2023.
(5)	Mr. Antonio Calisto Pato joined SGRP and became Chief Financial Officer, Secretary and Treasurer on February 27, 2023.
(6)	Ms. Belzer's salary includes an additional increment in 2021 for her services as acting Chief Executive Officer of SGRP, which position she held from August 7, 2020, through February 21, 2021.

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

●

Retirement Benefits. The only retirement plan the Company maintains in the United States is its 401(k) Profit Sharing Plan, which is which is a tax-qualified defined contribution plan that is available to all of its eligible employees, including the Named Executive Officers. Although it is not required to do so, the Corporation makes discretionary contributions to plan participants from time to time. The Corporation contributed to that plan in 2021 and 2022, which contributions were shared proportionally by all the participants in the plan. The amounts that the Corporation contributed to each of the Named Executive Officers is included in the "All Other Compensation" column above. The Corporation does not maintain any defined benefit pension plans, supplemental retirement plans, or nonqualified deferred compensation plans. However, See Bartels' Retirement and Director Compensation, below.

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

Chief Executive Officer (PEO) Pay Versus Performance Table

Year	Summary Compensation Table Total for Michael R. Matacunas	Summary Compensation Table Total for Kori G. Belzer	Compensation Actually Paid (3) to Michael R. Matacunas	Compensation Actually Paid (3) to Kori G. Belzer	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid (3) to Non-PEO NEOs	Total Shareholder Return	Company’s Net Income
2022	$612,613	N/A	$749,718	N/A	$415,344	$384,882	113.04	$2,126,000
2021	$304,086 (1)	$60,112 (2)	$722,932 (1)	50,878 (2)	$348,448	$324,647	106.96	$2,000,000

(1) Ms. Belzer was acting Chief Executive Officer of SGRP through February, 2021.

(2) Mr. Matacunas became Chief Executive Office of SGRP on February 22, 2021.

(3) Amount includes non-cash compensation respecting certain stock-based awards adjusted for changes in equity award values.

Potential Severance Payments upon a Change-In-Control and Termination

In order to retain and motivate certain highly qualified executives in the event of a "Change-in-Control", the Corporation entered into separate Change of Control Severance Agreements (each a "CICSA") with Messrs. Michael R. Matacunas, Antonio Calisto Pato, William Linnane, Ron Lutz and Ms. Kori Belzer.  Ms. Fay DeVriese had a CICSA which ended and was released as part of her departure.

Each CICSA provides that the applicable executive will receive a lump sum severance payment if both: (1) a "Change in Control" occurs; and (2) within the "Protected Period" the executive is terminated other than in a "Termination For Cause". The Protected Period is equal to the Term or 24 months from the then most recent Change in Control. The term is 36 months and automatically extends daily for another day unless the Corporation gives notice of non-renewal (in which case the Term ends on the third anniversary of such notice). The CICSA severance payment is equal to the sum of: (i) two (2) (Mr. Matacunas), or one (1) times the executive's annual salary plus (ii) the maximum bonus paid to such executive in either of the last two (2) years.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth unexercised options, unvested stock options and certain related information for each Named Officer outstanding as of December 31, 2022.

Stock Option Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable at 12/31/22 (#)	Number of Securities Underlying Unexercised Options Not Exercisable at 12/31/22 (#)	Option Price ($)	Option Date
Kori Belzer	08/06/13	35,000	--	$ 2.14	08/06/23
	05/07/17	6,250	--(1)	$ 0.90	05/17/27
	05/03/18	15,000	5,000(1)	$ 1.23	05/03/28
	04/05/19	--	12,500(2)	$ 0.64	04/05/29
Fay DeVriese	08/31/20	--	150,000(3)	$ 0.85	08/31/30
William Linnane	--	--	--	--	--
Ron Lutz	--	--	--	--	--
Michael Matacunas	02/22/21	--	630,000(1)	$ 1.90	02/22/31

(1)	Amounts vest on the anniversary of the grant date in 2022.
(2)	Amounts vest on the anniversary of the grant date, one half in 2022 and 2023.
(3)	Amounts vest on the anniversary of the grant date, one third in each 2022, 2023, and 2024.

Compensation of Directors

The following table sets forth all compensation costs of the Corporation for services rendered to it by its directors (other than any Named Officer), and certain other amounts that may have been received by or allocated to them, for the year ended December 31, 2022. The Corporation has not given restricted stock unit awards to its directors and does not have pension plans or non-qualified deferred compensation plans for its directors, so those columns have been omitted.

Name	Year	Fees Earned or Paid in Cash ($)	RSU and Option Awards ($)(1)	All Other Compensation ($)	Total ($)
William H. Bartels (7) (8)	2022	180,000	--	--	180,000
James R. Brown, Sr. (2)	2022	56,243	--	--	56,243
Peter W. Brown (5)	2022	131,613	--	--	131,613
Robert G. Brown (8)	2022	132,726	--	--	132,726
Panagiotis N. Lazaretos (6)	2022	--	--	--	--
Michael Wager (3)	2022	142,500	--	--	142,500
Sean M. Whelan (4)	2022	140,000	--	--	140,000

(1)

These are not amounts actually paid to or received by the named director. These are "compensation expenses" for restricted stock unit or stock option awards recognized by the Corporation under generally accepted accounting principles computed in accordance with ASC- 718-10.

(2)

Mr. James R. Brown, Sr.'s tenure as a director of SGRP started on January 19, 2021 and ended on January 25, 2022.  His compensation does not include any consulting fees payable to him as a consultant by SGRP after January 25, 2022.  See Item 13 --James R. Brown, Sr. Advisor Agreement, below.

(3)	Mr. Michael Wager tenure as a director of SGRP started on October 21, 2021.
(4)	Mr. Sean M. Whelan tenure as a director of SGRP started on October 21, 2021.
(5)

Mr. Peter W. Brown received other compensation in 2022 for consulting work for the Corporation's Brazilian subsidiary SPAR BSMT, and indirectly for dividends declared and paid by SPAR BSMT to Mr. Brown's company, EILLC.

(6)	Mr. Panagiotis N. Lazaretos retired from the SGRP Board effective January 25, 2022. His compensation does not include any consulting fees payable to him as a consultant by SGRP after January 25, 2022. See Item 13 -- Panagiotis Lazaretos Consulting Agreement, below.
(7)

Mr. William H. Bartels' compensation does not include the cash payments made to him respecting his retirement as an officer of SGRP as of January 1, 2020, consisting in 2022 of $100,000 and $15,588 for reimbursement of certain health insurance costs.

(8)	Mr. Robert G. Brown's compensation does not include the cash payments or the value of the Preferred Stock received by Mr. Brown, Mr. Bartels and their affiliates as stockholders under the CIC Agreement. See Item 13 -- Change of Control, Voting and Restricted Stock Agreement, below.

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

Under the Directors Compensation Plan taking effect for all periods on and after April 1, 2017: (i) each Independent Director and Non- Employee Director is entitled to receive director's fees of $55,000 per annum and a one-time cash fee of $75,000 for 2022; (ii) each applicable Independent Director is entitled to receive for chairing the applicable committee an additional $10,000 per annum fee in the case of the Audit Committee Chairman; and (iii) an additional $7,500 per annum fee in the case of the Chairman of each of the Governance or Compensation Committees in each case payable quarterly in cash. The Compensation Committee in May 2018 approved total compensation of $90,000 per year for the Corporation's Chairman.

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

Compensation Plans

Equity Compensation Plans

The following table contains a summary of the number of shares of Common Stock of SGRP to be issued upon the vesting of the RSU's (if SGRP elects to issue shares instead of paying cash) or the exercise of stock options outstanding at December 31, 2022, under the Inducement Plans, 2020 Plan, 2018 Plan, 2008 Plan and the Prior Plans, the weighted-average exercise price of those outstanding stock options, and the number of additional shares of Common Stock remaining available for future issuance of stock options and other stock-based awards.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding stock options and stock rights (#)	Weighted average exercise price of outstanding stock options and stock rights ($)	Number of securities remaining available for future issuance of options, rights and other stock- based awards (#)
Equity compensation plans approved by security holders:
2008 Plan	691,162	1.53	–
2018 Plan	160,000.93		–
2020 Plan	385,000	1.55	–
CFO Option Inducement	150,000.85		–
CEO Option Inducement	630,000	1.90	–
CEO RSU Inducement	26,315	1.90	–
CEO RSU Inducement	89,286	1.12	–

Inducement Stock Based Award Summary

On August 2, 2021, as an inducement to Ron Lutz to become the Corporation's Chief Global Commercial Officer, the Corporation granted to Mr. Lutz's RSU Awards issued and effective on that date having a fair market value of $50,000 (representing  26,882 SGRP Shares at $1.86 per share) as of that date and vesting in one (1) year. On August 2, 2022, those RSUs automatically vested and converted and became payable either, at the option of SGRP, in cash or SGRP's Common Stock issued directly from SGRP. On September 30, 2022, SGRP elected to issue Common Stock in a letter to Mr. Lutz, giving rise to Mr. Lutz's right to receive such Common Stock but no exercise price or other payment for such shares was required.

On August 2, 2021, as an inducement to William Linnane to become the Corporation's Chief Strategy and Growth Officer, the Corporation granted to Mr. Linnane RSU Awards issued and effective on that date having a fair market value of $50,000 (representing 26,882 SGRP Shares at $1.86 per share) as of that date and vesting in one (1) year. On August 2, 2022, those RSUs automatically vested and converted and became payable either, at the option of SGRP, in cash or SGRP's Common Stock issued directly from SGRP. On September 30, 2022, SGRP elected to issue Common Stock in a letter to Mr. Linnane, giving rise to Mr. Linnane 's right to receive such Common Stock but no exercise price or other payment for such shares was required.

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

No Option Awards were granted in 2022 or 2021 under the 2021 Plan.

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

2020 Plan Summary

Following are the specific valuation assumptions used for options granted in 2021 for the 2020 Plan:

2021
Expected volatility	52.8%
Expected dividend yields	0.0%
Expected term (in years)	5
Risk free interest rate	1.0%
Expected forfeiture rate	4.0%

2020 Plan Stock option award activity for the years ended December 31, 2022 and 2021 are summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2021	–	$–	–	$–
Granted	565,000	1.55	4.10	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	(180,000)	–	–	–
Outstanding at December 31, 2021	385,000	$1.55	4.10	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	(10,000)	–	–	–
Outstanding at December 31, 2022	375,000	$1.55	3.10	$–
Exercisable at December 31, 2022	91,250	$1.55	3.10	$–

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

CFO Inducement Award Stock Option Summary

CFO Inducement Award stock option activity for the years ended December 31, 2022 and 2021 are summarized below:

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

CEO Inducement Award Stock Option Summary

Following are the specific valuation assumptions used for the stock option awards granted in 2021 for the CEO Inducement Award:

2021
Expected volatility	52.7%
Expected dividend yields	0.0%
Expected term (in years)	1
Risk free interest rate	0.76%
Expected forfeiture rate	6.0%

CEO Inducement Award stock option activity for the years ended December 31, 2022 and 2021 are summarized below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2021	–	$–	–	$–
Granted	630,000	1.90	9.15	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2021	630,000	$1.90	9.15	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2022	630,000	$1.90	8.15	$–
Exercisable at December 31, 2022	630,000	$1.90	8.15	$–

No stock options were granted in 2022 under the CEO Inducement Award.  The total intrinsic value of stock option awards exercised during the years ended December 31, 2022 and 2021 was $0.

The Company recognized $85,000 and $509,000 in stock-based compensation expense relating to stock option awards during the years ended December 31, 2022 and 2021, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended December 31, 2022 and 2021, was $21,000 and $126,000, respectively.

As of December 31, 2022, there was no unrecognized share-based compensation expense related to stock options granted under the CEO Inducement Award.

CEO Inducement Award RSU Summary

The following table summarizes the activity for Restricted Stock Unit (RSU) CEO awards during the years ended December 31, 2022 and 2021:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at January 1, 2021	–	$–
Granted	138,090	1.87
Vested	–	–
Forfeited	–	–
Unvested at December 31, 2021	138,090	$1.85
Granted	-	–
Vested	99,415	1.86
Forfeited	–	–
Unvested at December 31, 2022	38,675	$1.81

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of SGRP's Common Stock as of December 31, 2022, by: (i) each person who is known by SGRP to own beneficially more than 5% of SGRP's Common Stock; (ii) each of SGRP's directors; and (iii) each of the Named Executive Officers in the Summary Compensation Table. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	See Note #	Percentage
Common Shares	Robert G. Brown	7,194,789	(1)	30.28%
Common Shares	William H. Bartels	5,309,214	(1)	22.35%
Common Shares	Michael R. Matacunas	645,393	(1) (2)	2.72%
Common Shares	Peter W. Brown	132,694	(1) (3)	*
Common Shares	Kori G. Belzer	74,173	(1) (4)	*
Common Shares	James R. Brown, Sr.	43,084	(1)	*
Common Shares	Fay DeVriese	21,471	(1)	*
Common Shares	William Linnane	17,909	(1)	*
Common Shares	Ronald Lutz	17,678	(1)	*
Common Shares	Michael Wager	12,500	(1)	*
Common Shares	Sean Whelan	12,500	(1)	*
Common Shares	All Executives and Directors	13,481,405	-	56.75%

*       Less than 1%

(1)	The address of such owners is c/o SPAR Group, Inc. 1910 Opdyke Court, Auburn Hills, Michigan 48326.
(2)	Mr. Matacunas' beneficial ownership includes 630,000 shares issuable upon exercise of options and 26,315 shares upon vesting of restricted stock units.
(3)	Mr. Peter Brown's beneficial ownership includes 80,000 shares issuable upon exercise of options.
(4)	Ms. Belzer's beneficial ownership includes 67,500 shares issuable upon exercise of options and 16,574 shares upon vesting of restricted stock units.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act ("Section 16(a)") requires SGRP's directors and certain of its officers and persons who own more than 10% of SGRP's Common Stock to file reports of ownership and changes in their ownership of SGRP's Common Stock with the Commission. Insiders are required by Commission regulations to furnish SGRP with copies of all Section 16(a) forms they file.  The following is a report of late Section 16(a) filings by the current officers and directors of SGRP (collectively, "Insiders").

Based solely on its review of the copies of such forms received by it for the year ended December 31, 2019 ("2019"), filings by certain Insiders during or for 2019, or written representations from such Insiders for 2019, SGRP believes that its Insiders complied with all applicable Section 16(a) filing requirements for such year, with the exception that: (i) eight (8) Form 4s were filed late by Mr. Robert G. Brown; and (ii) three (3) Form 4s were filed late by Ms. Kori G. Belzer.

Based solely on its review of the copies of such forms received by it for the year ended December 31, 2020 ("2020"), filings by certain Insiders during or for 2020, or written representations from such Insiders for 2020, SGRP believes that its Insiders complied with all applicable Section 16(a) filing requirements for such year, with the exception that: (i) one (1) Form 4 was filed late by Mr. Robert G. Brown; (ii) one (1) Form 3 was filed late by Mr. Peter W. Brown; and (iii) one (1) Form 4 was filed late by Ms. Kori G. Belzer.

Based solely on its review of the copies of such forms received by it for the year ended December 31, 2021 ("2021"), filings by certain Insiders during or for 2021, or written representations from such Insiders for 2021, SGRP believes that its Insiders complied with all applicable Section 16(a) filing requirements for such year, with the exception that: (i) four (4) Form 4s were filed late by Mr. Robert G. Brown; (ii) five (5) Form 4s were filed late by Mr. William H. Bartels; (iii) one (1) Form 3 was filed late by Mr. James R. Brown, Sr.; (iv) one (1) Form 3 was filed late by Mr. Michael Wager; (v) one (1) Form 3 was filed late by Mr. Sean Whelan; (vi) one (1) Form 3 was filed late by Mr. Michael R. Matacunas; (vii) four (4) Form 4s were filed late by Ms. Kori G. Belzer; and (viii) one (1) Form 3 was filed late by Ms. Fay DeVriese.

Based solely on its review of the copies of such forms received by it for the year ended December 31, 2022 ("2022"), filings by certain Insiders during or for 2022, or written representations from such Insiders for 2022, SGRP believes that its Insiders complied with all applicable Section 16(a) filing requirements for such year, with the exception that: (i) one (1) Form 4 was filed late by Mr. Robert G. Brown; (ii) one (1) Form 3 and one (1) Form 4 were filed late by SPAR Business Services, Inc., respecting shares beneficially owned by Mr. Robert G. Brown, and several of his Form 4s were amended in early 2023; (iii) three (3) Form 4s were filed late by Mr. William H. Bartels, which were filed in early 2023; (iv) one (1) Form 4 was filed late by Mr. Michael R. Matacunas, which was filed in early 2023; (v) two (2) Form 4s were filed late by Kori G. Belzer; (vi) one (1) Form 3 and one (1) Form 4 were filed late by Mr. William Linnane; (vii) one (1) Form 3 and one (1) Form 4 were filed late by Mr. Ronald Lutz; and (viii) three (3) Form 4s were filed late by Ms. Fay DeVriese.

All such Section 16(a) filing requirements have since been completed by each of the aforementioned Insiders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

SPAR's policy respecting approval of transactions with related persons, promoters and control persons is contained in the Ethics Code (See Ethics Code, above) The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including those related to the oversight and approval of conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in Part I Sections 2, 3, 11 and 12 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in Part IV Section 15 of the Audit Committee's Charter. The Governance Committee and Audit Committee each consist solely of independent directors. The 2022 By-Laws require that the Chairman of each such Committee and at least two (2) of its members be a Super Independent Director (See Item 10. Board Size, Quorum and Voting, Director Nominations: Experience, Integrity, Diversity and other Criteria, 2022 By-Laws, and Significant Stockholder Governance Limitations, above).

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

Change of Control, Voting and Restricted Stock Agreement

The Change of Control, Voting and Restricted Stock Agreement (the "CIC Agreement") became effective on January 28, 2022, when signed by the Company and Robert G. Brown, ("Mr. Brown"), William H. Bartels, ("Mr. Bartels"), SPAR Administrative Services, Inc., a corporation ("SAS"), and collectively with Mr. Brown, Mr. Bartels and SAS, the ("Majority Stockholders"). Mr. Bartels and Mr. Brown are Directors of the Corporation. Mr. Brown was the Chairman of the Board of Directors of SGRP (the "Board"), but ceased holding that position when the 2022 By-Laws (as defined below) became effective on January 25, 2022.

The execution of the CIC Agreement was conditional upon making the changes to and restatement of the Corporation's 2022 By-Laws, which were approved by the Board and became effective on January 25, 2022 (the "2022 By-Laws").

The financial terms of the CIC Agreement to the Majority Stockholders, totaled $4,477,585, consisting of the following:

1.

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

2.

The Corporation made a $250,000 cash payment to Mr. Brown and agreed to reimburse up to $35,000 of the legal expenses of the Majority Stockholders that were incurred after January 1, 2021, in connection with the negotiation and execution of the CIC Agreement.

3.	The Corporation assumed financial responsibility for, and paid directly to Affinity Insurance Company, Ltd., $502,585 to settle SAS obligations and the related claim for the 2014-2015 plan year

Pursuant to the CIC Agreement, all actions, claims and demands between the Majority Stockholders and the Company were resolved; and the Majority Stockholders and their affiliates during the five-year term of the CIC Agreement have agreed to give up their rights to do any of the following; (i) act or attempt to act by written consent; (ii) submit or attempt to submit any stockholder proposals in advance of any annual or special stockholders meeting of the Corporation; (iii) call or attempt to call any special meetings of the Corporation's stockholders; (iv) continue or commence or attempt to continue or commence any legal claims against the Company; (v) change or attempt to change the size of the Board; (vi) appoint or remove or attempt to appoint or remove any director or officer of the Corporation, except as expressly permitted with in the CIC Agreement; (vii) amend or attempt to amend the Corporation's Certificate of Incorporation or 2022 By-Laws; and (viii) enter or attempt to enter into any agreement, arrangement or understanding with any other person in an effort to take any of those actions.

The Corporation's amended and restated 2022 By-Laws were adopted to increase the independence of the Board by making the following changes (among others): (i) the Board size was fixed at 7 and must consist of at least three (3) Super Independent Directors (as defined below) plus the CEO at all times; (ii) the Chairman, Vice Chairman and all Committee Chairpersons must qualify as Super Independent Directors ; and (iii) to establish a quorum, any Board meeting must have 70% of the Directors including the majority of Super Independent Directors.  If there are less than three (3) Super Independent Directors, than the least tenured non-Super Independent Director, other than the CEO, may not vote on Board matters, which helps to ensure that the Board remains under independent governance.  As defined in the 2022 By-Laws "Super Independent Director" means a member of the Board who: (1) qualifies as an independent director under applicable laws and regulations; (2) is affirmatively determined to be an independent director by the Governance Committee of the Board; (3) excludes the Majority Stockholders, Spar Administrative Services, Inc. and Spar Business Services, Inc. and any of their respective Relatives, Family Members, or Affiliates; and (4) excludes any Person that is or was a present or past employee or advisor of any company with which any of the Majority Stockholders has been involved and any Person that is, or was in the past, related or affiliated in any way to any of the Majority Stockholders, including, without limitation, any Affiliates of Innovative Global Technologies, LLC or SP/R, Inc. Defined Benefit Pension Trust.

In January 2022, for the CIC Agreement and 2022 By-Law to go into effect, two (2) of the Board members at the time, James R. Brown, Sr. and Panagiotis Lazaretos, who are affiliated with the Majority Stockholders, retired from the Board and assumed other advisory roles with the Company under separate agreements (see below).

For the current Board composition and corporate, governance, see Item 10 Directors, Executive Officers and Corporate Governance, above.

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

Panagiotis Lazaretos Consulting Agreement

On January 27, 2022, the Corporation entered into a consulting agreement with Thenablers, Ltd. effective February 1, 2022 (the " Lazaretos Consulting Agreement"). Thenablers, Ltd. is wholly owned by Mr. Panagiotis Lazaretos, a retired director of the Corporation. Following Mr. Lazaretos' retirement as a director on January 25, 2022, Thenablers, Ltd. agreed to provide the consulting services of Mr. Lazaretos to the Corporation regarding global sales and new markets' expansion. The Lazaretos Consulting Agreement cannot be terminated by the consent of either party for the first twelve (12) months, and automatically expires on January 31, 2024. As compensation for its services, Thenablers, Ltd. is entitled to receive: (i) base compensation at a rate of $10,000 per month for the term of the Consulting Agreement; (ii) incentive-based compensation as calculated in Exhibit A of the Lazaretos Consulting Agreement; and (iii) the outstanding options granted to Mr. Panagiotis ("Panos") N. Lazaretos on February 4, 2022 will continue to be outstanding and vest according to their terms under the agreement. As permitted by that agreement, on February 2, 2023, the Corporation gave notice that it was terminating that agreement effective July 31, 2023.

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

The Corporation's principal Brazilian subsidiary, SPAR BSMT, is owned 51% by the Company, 39% by JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by Earth Investments, LLC ("EILLC"). JKC is owned by Mr. Jonathan Dagues Martins ("JDM") and his sister, Ms. Karla Dagues Martins. JDM is the Chief Executive Officer and President of SPAR BSMT and each of its subsidiaries pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party respecting the Company. EILLC is owned by Mr. Peter W. Brown, who is a director of SPAR BSMT and SGRP, and who also is the nephew of Robert G. Brown.

SPARFACTS is a consolidated international subsidiary of the Company and is owned 51% by SGRP. Ms. Lynda Chapman is a director of SPARFACTS. Her various companies provide office lease, accounting and consultant services to SPARFACTS.

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

2022 Deferred Compensation Agreement

The Corporation prepared a 2022 Stock Compensation Plan that would have included Awards for NQSOs and RSUs (as defined below), but that plan was never submitted to its shareholders for approval. However, the Board had previously approved, for certain key executives, incentive stock-based awards for 2022 using RSUs or cash. Since there were no plan based RSUs available, those executives instead received deferred compensation.

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

Director Independence

See Board Size, Quorum and Voting and Director Nominations: Experience, Integrity, Diversity and other Criteria, and 2022 By-Laws, above.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed to us for professional accounting services by BDO USA, LLP, including the audit of the Company's annual financial statements for the years ended December 31, 2022 and 2021, are set forth in the table below (amounts in thousands):

	2022	2021
Audit fees	$903	640
Audit-related fees	33	50
Tax fees	169	187
Total	$1,105	$877

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

PART IV

15.	Amended Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Please see SGRP's Exhibits and Financial Statement Schedules in Part IV in SGRP's Annual Report on Form 10-K for the year ended December 31, 2022 ("Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on April 17, 2023, which are incorporated herein by reference.

SGRP's Independent Registered Public Accounting Firm is BDO USA, LLP; Troy, Michigan; PCAOB ID#243.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By:	/s/ Michael R. Matacunas
Michael R. Matacunas
President and Chief Executive Officer

Dated as of: May 1, 2023

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael R. Matacunas and Antonio Calisto Pato and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Michael R. Matacunas	President, Chief Executive Officer and Director,
Michael R. Matacunas	(Principal Executive Officer)
Dated as of: May 1, 2023

Robert G. Brown	Director
Robert G. Brown
Dated as of: May 1, 2023

/s/ Sean M. Whelan (1)	Director
Sean M. Whelan
Dated as of: May 1, 2023

/s/ Michael Wager (1)	Director
Michael Wager
Dated as of: May 1, 2023

/s/ William H. Bartels (1)	Director
William H. Bartels
Dated as of: May 1, 2023

/s/ Peter W. Brown (1)	Director
Peter W. Brown
Dated as of: May 1, 2023

/s/ Antonio Calisto Pato	Chief Financial Officer,
Antonio Calisto Pato	Treasurer and Secretary (Principal Financial and Accounting Officer)
Dated as of: May 1, 2023

(1)  Executed on his behalf by Michael R. Matacunas pursuant to the power of attorney granted to Mr. Matacunas by such director SGRP's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 17, 2023.

Please see Parts I and II and SGRP's Financial Statement Schedules in Part IV in SGRP's Annual Report on Form 10-K for the year ended December 31, 2022 ("Form 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on April 17, 2023, which are incorporated herein by reference.