Form 10-Q
period 2023-03-31
SPAR Group, Inc.
filed 2023-05-22
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SGRP	The NASDAQ Stock Market LLC

As of May 10, 2023, the Registrant had 23,160,783 shares of common stock, par value $0.01 per share, outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022

Net revenues	$64,380	$58,994
Related party - cost of revenues	1,497	2,145
Cost of revenues	48,745	45,018
Gross profit	14,138	11,831
Selling, general and administrative expense	10,456	9,254
Depreciation and amortization	532	510
Operating income	3,150	2,067
Interest expense, net	390	149
Other income, net	(58)	(87)
Income before income tax expense	2,818	2,005

Income tax expense	1,041	551
Net income	1,777	1,454
Net income attributable to non-controlling interest	(911)	(780)
Net income attributable to SPAR Group, Inc.	$866	$674
Basic income per common share attributable to SPAR Group, Inc.	$0.04	$0.03
Diluted income per common share attributable to SPAR Group, Inc.	$0.04	$0.03
Weighted-average common shares outstanding – basic	23,114	21,583
Weighted-average common shares outstanding – diluted	23,279	21,729

Net income	$1,777	$1,454
Other comprehensive income
Foreign currency translation adjustments	177	(374)
Comprehensive income	1,954	1,080
Comprehensive (income) loss attributable to non-controlling interest	(1,003)	1,196
Comprehensive income attributable to SPAR Group, Inc.	$951	$2,276

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$11,253	$9,345
Accounts receivable, net	63,645	63,714
Prepaid expenses and other current assets	6,821	7,861
Total current assets	81,719	80,920
Property and equipment, net	3,201	3,261
Operating lease right-of-use assets	1,140	969
Goodwill	1,711	1,708
Intangible assets, net	1,730	2,040
Deferred income taxes, net	4,027	3,766
Other assets	1,816	1,934
Total assets	$95,344	$94,598
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,493	$10,588
Accrued expenses and other current liabilities	19,026	20,261
Due to affiliates	2,855	2,964
Customer incentives and deposits	2,182	2,399
Lines of credit and short-term loans	18,585	17,980
Current portion of operating lease liabilities	457	363
Total current liabilities	53,598	54,555
Operating lease liabilities, net of current portion	683	606
Long-term debt and other liabilities	1,204	1,376
Total liabilities	55,485	56,537
Commitments and contingencies – See Note 5
Stockholders' equity:
Series A convertible preferred stock, $0.01 par value per share: 2,445,598 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued as of March 31, 2023 and December 31, 2022; no shares outstanding as of March 31, 2023 and December 31, 2022	-	-
Series B convertible preferred stock, $0.01 par value per share: 2,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 2,000,000 shares issued as of March 31, 2023 and December 31, 2022; 650,000 shares and 854,753 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	7	9
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 23,473,611 and 23,059,138 shares issued as of March 31, 2023 and December 31, 2022, respectively; 23,268,126 shares and 22,853,653 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	233	229
Treasury stock, at cost, 205,485 shares and 205,485 shares as of March 31, 2023 and December 31, 2022, respectively	(285)	(285)
Additional paid-in capital	20,884	20,708
Accumulated other comprehensive loss	(4,856)	(4,941)
Retained earnings	7,573	6,707
Total stockholders' equity attributable to SPAR Group, Inc.	23,556	22,427
Non-controlling interest	16,303	15,634
Total stockholders’ equity	39,859	38,061
Total liabilities and stockholders’ equity	$95,344	$94,598

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	22,961	$229	855	$9	205	$(285)	$20,708	$(4,941)	$6,707	$15,634	$38,061
Share-based compensation	-	-	-	-	-	-	173	-	-	-	173
Conversion of preferred stock to common stock	307	4	(205)	(2)	-	-	3	-	-	-	5
Dividend to NCI	-	-	-	-	-	-	-	-	-	(334)	(334)
Other comprehensive income	-	-	-	-	-	-	-	85	-	92	177
Net income	-	-	-	-	-	-	-	-	866	911	1,777
Balance at March 31, 2023	23,268	$233	650	$7	205	$(285)	$20,884	$(4,856)	$7,573	$16,303	$39,859

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	21,320	$ 213	-	$ -	54	$ (104)	$ 17,231	$ (5,028)	$ 7,439	$ 17,597	$ 37,348
Share-based compensation expense	-	-	-	-	-	-	150	-	-	-	150
Issuance of Series B convertible preferred stock	-	-	2,000	20	-	-	3,248	-	-	-	3,268
Conversion of Series B convertible preferred stock to common stock	525	5	(350)	(3)	-	-	-	-	-	-	2
Other comprehensive income (loss)	-	-	-	-	-	-	-	1,602	-	(1,976)	(374)
Net income	-	-	-	-	-	-	-	-	674	780	1,454
Balance at March 31, 2022	21,845	$ 218	1,650	$ 17	54	$ (104)	$ 20,629	$ (3,426)	$ 8,113	$ 16,401	$ 41,848

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,777	$1,454
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	532	510
Amortization of operating lease right-of-use assets	133	241
Bad debt expense, net of recoveries	(35)	34
Deferred income tax (benefit)	(129)	-
Share-based compensation expense	173	150
Majority stockholders change in control agreement	-	(420)
Changes in operating assets and liabilities:
Accounts receivable, net	607	(5,780)
Prepaid expenses and other current assets	1,301	(1,716)
Accounts payable	(325)	(145)
Operating lease liabilities	(133)	(242)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	(965)	2,916
Net cash provided by (used in) operating activities	2,936	(2,998)

Cash flows from investing activities
Purchases of property and equipment	(343)	(478)
Net cash used in investing activities	(343)	(478)

Cash flows from financing activities
Borrowings under line of credit	26,659	19,271
Repayments under line of credit	(26,577)	(14,446)
Proceeds from term debt	445	-
Payments on term debt	(124)	-
Payments on capital lease obligations	(5)	-
Payments of notes to seller	(722)	-
Dividend on noncontrolling interest	(304)	-
Net cash provided by (used in) financing activities	(628)	4,825

Effect of foreign exchange rate changes on cash	(57)	(761)
Net change in cash, cash equivalents and restricted cash	1,908	588
Cash, cash equivalents at beginning of period	9,345	13,473
Cash, cash equivalents at end of period	$11,253	$14,061

Supplemental disclosure of cash flows information:
Cash paid for interest	$425	$162
Cash paid for income taxes	$476	$611

Supplemental disclosure of non-cash investing and financing activities:
Non-cash majority stockholders change in control agreement charges	$-	$3,270

See accompanying notes to the unaudited condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the 2022 Annual Report on Form 10-K that was filled with the Securities and Exchange Commission on April 17, 2023.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2023, consolidated results of operations and comprehensive income for the three months ended March 31, 2023 and 2022, and consolidated cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2023.

Principles of Consolidation

The Company consolidates its 100%-owned subsidiaries and all of the 51%-owned joint ventures in which the Company has a controlling financial interest. All significant intercompany transactions have been eliminated in the unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the amounts disclosed for contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Significant balances subject to such estimates and assumptions include carrying amounts of property and equipment and intangible assets, valuation allowances for receivables, carrying amounts for deferred tax assets and liabilities, and liabilities incurred from operations and customer incentives. Actual results could differ from those estimates.

Segment Reporting

Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM”) in deciding how to allocate resources and in assessing performance. The Company's CODM is the Chief Executive Officer.

The Company provides similar merchandising, marketing and business services throughout the world. Until December 31, 2021, the Company historically operated within two reportable segments: (i) the domestic division, which was comprised of the business in the United States, and (ii) the international division, which was comprised of all countries outside United States.

Effective January 1, 2022 to better leverage the regional footprint to align with a global growth strategy, the Company realigned its reportable segments from two segments to three regional segments as follows: (i) Americas, which is comprised of United States, Canada, Brazil and Mexico; (ii) Asia-Pacific ("APAC”), which is comprised of Japan, China, India and Australia; and (iii) Europe, Middle East and Africa ("EMEA”), which is comprised of South Africa. Certain corporate expenses have been allocated to segments based on each segment’s revenue as a percentage of total company revenue.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The Company adopted ASU No. 2016-13 on January 1, 2023 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3.	Debt

North Mill Capital Credit Facility

The Company, through SPAR Marketing Force, Inc. ("SMF") and SPAR Canada Company ULC ("SCC", and collectively with SMF, the “NM Borrowers”), has a secured revolving credit facility in the United States (the "US Revolving Credit Facility") and Canada (the "Canada Revolving Credit Facility", and collectively with the US Revolving Credit Facility, the "NM Credit Facility") with North Mill Capital, LLC, d/b/a SLR Business Credit ("NM").

In order to obtain, document and govern the NM Credit Facility, SMF, SCC, SGRP and certain of SGRP's direct and indirect subsidiaries in the United States and Canada (including SMF and SCC as borrowers and SGRP as a guarantor, collectively, the "NM Loan Parties") entered into a Loan and Security Agreement with NM dated as of April 10, 2019, which, as amended from time to time (as amended, the "NM Loan Agreement"), governs the NM Credit Facility. Pursuant to the NM Loan Agreement, the NM Borrowers agreed to reimburse NM for legal and documentation fees incurred in connection with the NM Loan Agreement and such amendments.

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

On February 1, 2023, the NM Loan Parties and NM executed and delivered a Sixth Modification Agreement, effective immediately (the "Sixth Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to increase the amount of the US Revolving Credit Facility to $28.0 million and increase the Canada Revolving Credit Facility to CDN$2.0 million. In addition, the Sixth Modification Agreement increased the cap on unbilled accounts in the borrowing base for SMF to $7.0 million from $6.5 million.

The Restated US Note and Restated Canadian Note (together, the "NM Notes") and the NM Loan Agreement together require the NM Borrowers to pay interest on the loans thereunder equal to: (i) the Prime Rate designated from time to time by Wells Fargo Bank; plus (ii) one and nine-tenths percentage points (1.90%) or an aggregate minimum of 6.75% per annum. In addition, the NM Borrowers are paying a facility fee to NM in an amount equal to: (i) for the year commencing on October 10, 2022, approximately $0.1 million plus 0.80% of the amount of any advances other than under the US Revolving Credit Facility plus an additional facility fee of $15,000 for every incremental $1.0 million of loan balance in excess of $21.0 million, and (ii) for the year commencing on October 10, 2023, approximately $0.2 million plus 0.80% of the amount of any advances other than under the US Revolving Credit Facility plus an additional facility fee of $15,000 for every incremental $1.0 million of loan balance in excess of $21.0 million. For the Sixth Modification Agreement, the NM Borrowers paid NM a fee of approximately $28,000.

As of March 31, 2023, the aggregate interest rate was 9.9% per annum and the aggregate outstanding loan balance was approximately $14.8 million, which is included within lines of credit and short-term loans in the unaudited condensed consolidated balance sheets. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility was approximately $14.1 million; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility was approximately $0.7 million.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each the NM Borrowers (i.e., SMF and SCC) and imposes limits on all of the NM Loan Parties (including SGRP) on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, increases in executive, officer or director compensation, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of March 31, 2023.

The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties, however, the obligations are not secured by any equity in, financial asset respecting or asset of any Excluded Subsidiary (as such term is defined in the NM Loan Agreement). Pursuant to the NM Loan Agreement, Excluded Subsidiary means each of the following direct or indirect subsidiaries of SGRP: (i) Resource Plus of North Florida, Inc. (“Resource Plus”), Mobex of North Florida, Inc., and Leasex, LLC, and their respective subsidiaries; (ii) NMS Retail Services ULC, which is an inactive Nova Scotia ULC; (iii) SPAR Group International, Inc.; (iv) SPAR FM Japan, Inc.; (v) SPAR International, Ltd.; (vi) each other subsidiary formed outside of the United States or Canada; and (vii) any other entity in which any such subsidiary is a partner, joint venture or other equity investor.

Resource Plus Seller Notes

Effective with the closing of the Company's acquisition of Resource Plus in 2018, the Company issued into promissory notes with the sellers of $2.3 million. The promissory notes are payable at annual installments in various amounts on December 31 of each year, starting with December 31, 2018 and continuing through December 31, 2023.

As of March 31, 2023, the annual interest rate was 1.85% and the balance outstanding under the promissory notes was approximately $0.7 million, which is included in lines of credit and short-term loans in the unaudited condensed consolidated balance sheets.

International Credit Facilities

In October 2017, SPARFACTS Australia Pty. Ltd. a secured line of credit facility with National Australia Bank for AUD$0.8 million. The facility provides for borrowing based upon a formula, as defined in the applicable loan agreement (principally 80% of eligible accounts receivable less certain deductions). The annual interest rate was 1% as of March 31, 2023.  As of March 31, 2023, the outstanding balance was approximately $0.1 million, and was due on demand.

In December 2020, SPAR China secured a loan with Industrial Bank for 3.0 million Chinese Yuan. The loan will expire in July 2023. The annual interest rate was 4.0% as of March 31, 2023.  As of March 31, 2023, the outstanding balance was approximately $0.4 million, and was due on demand.

In December 2021, SPAR China secured a loan with Industrial and Commercial Bank of China for 2.0 million Chinese Yuan. The loan will expire in December 2023. The annual interest rate was 4.2% as of March 31, 2023. As of March 31, 2023, the outstanding balance was approximately $0.3 million, and was due on demand.

In March 2022, SGRP Meridian (Pty), Ltd. secured loans with Investec Bank Ltd, for 60.0 million South African Rand; of which 30.0 million South African Rand is due July 2023. The annual interest rate was 11.3% as of March 31, 2023.   As of  March 31, 2023, the outstanding balance was approximately $3.4 million USD.

Summary of the Company’s lines of credit and short-term loans (in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	March 31, 2023	March 31, 2023	December 31, 2022	December 31, 2022
Australia - National Australia Bank	11.10%	$123	10.60	$156
China- Construction Bank	4.15%	290	4.15	290
China- Industrial Bank	4.00%	435	4.00	435
South Africa - Investec Bank Ltd.	11.25%	2,224	10.50	1,700
USA - North Mill Capital	9.90%	14,813	5.25	14,399
USA - Resource Plus Seller Notes	1.85%	700	1.85	1,000
Total		$18,585		$17,980

Summary of the Company’s Long- term debt (dollars in thousands):

	Interest Rate as of	Balance Outstanding	Interest Rate as of	Balance Outstanding
	March 31, 2023	March 31, 2023	December 21, 2022	December 31, 2022
South Africa - Investec Bank Ltd.	11.3%	$1,204	10.50%	$1,376
Total		$1,204		$1,376

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	March 31,	December 31,
	2023	2022
Unused Availability:
United States / Canada	$4,187	$4,601
Australia	423	390
South Africa	-	454
Mexico	1	1
Total Unused Availability	$4,611	$5,446

4.	Commitments and Contingencies

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

All prior litigations associated with the Company through SPAR Business Services, Inc. ("SBS") and its independent contractors have been settled as per CIC Agreement (note 8).

5.	Common Stock

As of March 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 47,000,000 shares of common stock, par value $0.01 per share.

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

During the three months ended March 31, 2023, there were no shares of common stock repurchased under the 2022 Stock Repurchase Program.

6.	Preferred Stock

The Company’s certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share, which may have such preferences and priorities over the Company’s common stock and other rights, powers and privileges as the Board of may establish in its discretion.

In January 2022, the Company filed a Certificate of Elimination for its “Certificate of Designation of Series “A” Preferred Stock of SPAR Group, Inc.” (the “Certificate of Elimination”). Pursuant to the Certificate of Elimination, the previous Series A convertible preferred stock designation was cancelled and withdrawn. As a result, all 3,000,000 shares the previously authorized Series A convertible preferred stock were returned to the Company’s authorized “blank check” preferred stock. There were no shares of Series A convertible preferred stock outstanding at the time of the cancellation.

Subsequent to filing the Certificate of Elimination, in January 2022, the Company filed a “Certificate of Designation of Series “B” Preferred Stock of SPAR Group, Inc.” (the “Preferred Designation”) with the Secretary of State of Delaware, which designation had been approved by the Board in January 2022. The Preferred Designation created a series of 2,000,000 shares of convertible preferred stock designated as “Series B” convertible preferred stock, par value of $0.01 per share.

The Series B convertible preferred stock do not carry any voting or dividend rights and upon vesting, automatically convert into the Company’s common stock at a ratio of 1-to-1.5.  See Note 8. The holders of the Series B convertible preferred stock have a liquidation preference over the Company’s common stock and vote together for matters pertaining only to the Series B convertible preferred stock where only the holders of the Series B convertible preferred stock are entitled to vote. The holders of outstanding Series B Preferred Stock do not have the right to vote for directors or other matters submitted to the holders of the Company’s common stock.

In January 2022, 2,000,000 shares of Series B convertible preferred stock were issued to the majority stockholders and related parties pursuant to the Change of Control, Voting and Restricted Stock Agreement. See Note 8.

During the year ended December 31, 2022, 1,145,247 shares of Series B convertible preferred stock converted to 1,717,870 shares of the Company’s common stock.

During the quarter ended March 31, 2023, 204,753  shares of Series B convertible preferred stockconverted to 307,130  shares of the Company’s common stock.

As of March 31, 2023, 650,000 shares of Series B convertible preferred stock were outstanding, which upon vesting, will convert to 975,000 shares of the Company’s common stock.

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

7.	Share-Based Compensation

Stock Options

For the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation expense related to stock options of approximately $47,000 and $110,000, respectively.

For the three months ended March 31, 2023 and 2022, the tax benefit available from share-based compensation expense related to stock options was approximately $5,100 and $27,000, respectively.

Restricted Stock Units

For the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation expense related to restricted stock units of approximately $126,000 and $40,000, respectively.

For the three months ended March 31, 2023 and 2022, the tax benefit available to the Company from share-based compensation expense related to restricted stock units was approximately $7,700 and $10,000, respectively.

8.	Related Party Transactions

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

The financial terms of the CIC Agreement to the Majority Stockholders, totaled $4,477,585, consisting of the following:

1.	The Corporation issued to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock, which are convertible into 3,000,000 SGRP Shares pursuant to the 1:1.5 conversion ratio set forth in the Preferred Designation and the CIC Agreement, subject to adjustment for a forward or reverse share split, share dividend, or similar transactions. These shares will vest over time upon execution of the CIC Agreement in 5 phases through November 10, 2023, assuming the Majority Stockholders' ongoing compliance with the terms and conditions of the CIC Agreement. Series B Preferred Shares may only be transferred to affiliates and certain related parties of the Majority Stockholders if those affiliates and certain related parties execute a joinder to the CIC Agreement. The Series B Preferred Stock shares was valued at $3,690,000 in total, based on the SGRP stock price on December 31, 2021 of $1.23 per share for the 3,000,000 conversion SGRP shares.

2.	The Corporation made a $250,000 cash payment to Mr. Brown and agreed to reimburse up to $35,000 of the legal expenses of the Majority Stockholders that were incurred after January 1, 2021, in connection with the negotiation and execution of the CIC Agreement.

3.	The Corporation assumed financial responsibility for, and paid directly to Affinity Insurance Company, Ltd., $502,585 to settle SAS obligations and the related claim for the 2014- 2015 plan year.

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

Panagiotis Lazaretos Consulting Agreement

On January 27, 2022, the Corporation entered into a consulting agreement with Thenablers, Ltd. effective February 1, 2022 (the " Lazaretos Consulting Agreement"). Thenablers, Ltd. is wholly owned by Mr.Panagiotis Lazaretos, a retired director of the corporation. Following Mr. Lazaretos' retirement as a director on January 25, 2022, Thenablers, Ltd. agreed to provide the consulting services of Mr. Lazaretos to the Corporation regarding global sales and new markets' expansion. The Lazaretos Consulting Agreement cannot be terminated by the consent of either party for the first twelve (12) months, and automatically expires on January 31, 2024. As compensation for its services, Thenablers, Ltd. is entitled to receive: (i) base compensation at a rate of $10,000 per month for the term of the Consulting Agreement; (ii) incentive based compensation as calculated in Exhibit A of the Lazaretos Consulting Agreement; and (iii) the outstanding options granted to Mr. Panagiotis ("Panos") N. Lazaretos on February 4, 2022 will continue to be outstanding and vest according to their terms under the agreement. As permitted by that agreement, on February 2, 2023, the Corporation gave notice that it was terminating that agreement effective July 31, 2023.

Other Domestic Related Party Transactions

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and also a director of both NMA and NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin also owns 100% of National Store Retail Services ("NSRS"). Beginning in September 2018 and through June 2021, NSRS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs. Starting in July 2021, the domestic merchandising specialist field force services provided by NSRS was transitioned to National Remodel & Setup Services, LLC ("NRSS") with the same financial arrangement. Mrs. Andrea Burdekin is the owner of NRSS. NMS also leases office space from Mr. Burdekin. The costs associated with these activities for the three months ended March 31, 2023 and 2022 were approximately $1.2 million and $2.1 million, respectively.

Resource Plus is owned jointly by SGRP through its direct ownership of 51% of the Resource Plus membership interests and by Mr. Richard Justus through his ownership of the other 49% of the Resource Plus membership interests. Mr. Justus has a 50% ownership interest in RJ Holdings which owns the buildings where Resource Plus is headquartered and operates and are subleased to Resource Plus. The costs associated with these activities for the three months ended March 31, 2023 and 2022 were approximately $0.1 million and $0.2 million, respectively.

On  December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of President and Chief Executive Officer, Michael R. Matacunas

International Related Party Services

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

Summary of Certain Related Party Transactions

Due to related parties consists of the following as of the periods presented (in thousands):

	March 31,	December 31,
	2023	2022
Loans from joint venture partners(1):
China	$1,301	$1,382
Mexico	623	623
Australia	665	693
Resource Plus	266	266
Total due to affiliates	$2,855	$2,964

(1)

Represent loans due from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms, are due on demand, and are classified as current liabilities in the unaudited condensed consolidated balance sheets.

Bartels' Retirement and Director Compensation

Mr. William H. Bartels retired as an employee of the Company as of January 1, 2020 but continues to serve as a member of SPAR's Board. Mr. Bartels is also one of the founders and a significant stockholder of SGRP. Effective January 18, 2020, SPAR's Governance Committee proposed and unanimously approved retirement benefits for the five-year period commencing January 1, 2020, and ending December 31, 2024 (the "Five-Year Period"), for Mr. Bartels. The aggregate value of benefits payable to Mr. Bartels is approximately $0.2 million per year and a total of $1.1 million for the Five-Year Period.

As of March 31, 2023, there are approximately $ 0.3 million of benefits payable, which are included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

9.	Segment Information

Select statement of operations activity of the Company’s reportable segments for the periods presented were (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net revenues:
Americas	$48,578	$42,978
APAC	6,100	6,818
EMEA	9,702	9,198
Total net revenues	$64,380	$58,994

Operating income:
Americas	$2,521	$1,780
APAC	(192)	(441)
EMEA	821	728
Total operating income	$3,150	$2,067

Interest expense, net:
Americas	$274	$101
APAC	(1)	(1)
EMEA	117	49
Total interest expense, net	$390	$149

Other income, net:
Americas	$28	$(7)
APAC	(6)	(16)
EMEA	(80)	(64)
Total other income, net	$(58)	$(87)

Income before income tax expense:
Americas	$2,219	$1,686
APAC	(185)	(424)
EMEA	784	743
Total income before income tax expense	$2,818	$2,005

Income tax expense:
Americas	$755	$370
APAC	21	(6)
EMEA	265	187
Total income tax expense	$1,041	$551

Net income, depreciation and amortization expense, and capital expenditures of the Company’s reportable segments for the periods presented were (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net income (loss):
Americas	$1,464	$1,316
APAC	(206)	(418)
EMEA	519	556
Total net income	$1,777	$1,454

Net (income) loss attributable to non-controlling interest
Americas	$(485)	$(548)
APAC	(4)	153
EMEA	(422)	(385)
Total net income attributable to non-controlling interest	$(911)	$(780)

Net income attributable to SPAR Group, Inc.
Americas	$979	$768
APAC	(210)	(265)
EMEA	97	171
Total net income attributable to SPAR Group, Inc.	$866	$674

Depreciation and amortization
Americas	$462	$485
APAC	13	14
EMEA	57	11
Total depreciation and amortization	$532	$510

Capital expenditures:
Americas	$289	$466
APAC	5	5
EMEA	49	7
Total capital expenditures	$343	$478

There were no intercompany sales for the three months ended March 31, 2023 and 2022.

Total assets of the Company’s reportable segments as of the periods presented were (in thousands):

	March 31,	December 31,
	2023	2022
Assets:
Americas	$76,368	$75,440
APAC	5,332	5,952
EMEA	13,644	13,206
Total assets	$95,344	$94,598

Long-lived assets of the Company’s reportable segments as of the periods presented were (in thousands):

	March 31,	December 31,
	2023	2022
Long lived assets:
Americas	$4,323	$4,605
APAC	1,683	1,244
EMEA	284	315
Total long lived assets	$6,290	$6,164

Geographic Data (in thousands)

	Three Months Ended March 31,
	2023		2022
		% of		% of
		consolidated		consolidated
		net revenue		net revenue
United States	$26,194	40.7%	$23,353	39.7%
Brazil	18,082	28.1	15,568	26.4
South Africa	9,701	15.1	9,198	15.6
Mexico	2,472	3.8	2,410	4.1
China	2,677	4.2	2,860	4.8
Japan	1,553	2.4	2,023	3.4
Canada	1,830	2.8	1,647	2.8
India	1,406	2.2	1,616	2.7
Australia	465	0.7	319	0.5
Total net revenue	$64,380	100.0%	$58,994	100.0%

10.	Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Three Months Ended
		March 31,
Lease Costs	Classification	2023	2022
Operating lease cost	Selling, General and Administrative Expense	$70	$141
Short-term lease cost	Selling, General and Administrative Expense	76	124
Variable costs	Selling, General and Administrative Expense	16	29
Total lease cost		$162	$294

(1) Variable lease expense consists primarily of property taxes, property insurance, and common area or other maintenance costs for the Company’s leases of office space.

The following includes supplemental information for the periods presented (in thousands):

	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$150	$272

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$303	-

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$1,140	$969
Liabilities:
Current portion of operating lease liabilities	457	363
Non-current portion of operating lease liabilities	683	606
Total operating lease liabilities	$1,140	$969

Weighted-average remaining lease term - operating leases (in years)	1.9	2.04
Weighted-average discount rate - operating leases	6.4%	6.4%

The following table summarizes the maturities of lease liabilities as of March 31, 2023 (in thousands):

Period Ending December 31,	Amount
2023	$366
2024	398
2025	549
2026	96
2027	49
Thereafter	46
Total Lease Payments	1,504
Less: imputed interest	364
Total	$1,140

11.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income attributable to SPAR Group, Inc.	$866	$674

Denominator:
Weighted-average common shares outstanding – basic	23,114	21,583
Effect of potentially dilutive securities:
Stock options and unvested restricted shares	165	146
Weighted-average common shares outstanding – diluted	23,279	21,729

Basic income per common share attributable to SPAR Group, Inc.	$0.04	$0.03
Diluted income per common share attributable to SPAR Group, Inc.	$0.04	$0.03

12.	Subsequent Events

There were no subsequent events through May 15, 2023, the date these unaudited condensed consolidated financial statements were available for issuance.

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, “SPAR”, the "SPAR Group" or the "Company"). There also are forward-looking statements contained in: (a) SGRP's 2022 Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the "SEC") on April 17, 2023, and SGRP's First Amendment to the 2022 Annual Report on Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on May 1, 2023 (as so amended, the "Annual Report");  and (b) SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report and the Annual Report, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

Readers can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as "may," "will," "expect," "intend," "believe," "estimate," "anticipate," "continue," "plan," "project," or the negative of these terms or other similar expressions also identify forward-looking statements. Forward-looking statements made by the Company in this Quarterly Report may include (without limitation) statements regarding: risks, uncertainties, cautions, circumstances and other factors ("Risks"); the potential continuing negative effects of the COVID-19 pandemic on the Company's business; the Company's potential non-compliance with applicable Nasdaq director independence; bid price or other rules; the Company's cash flow or financial condition; and plans, intentions, expectations, guidance or other information respecting the pursuit or achievement of the Company's corporate objectives. The Company's forward-looking statements also include (without limitation) those made in this Quarterly Report in "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

You should carefully review and consider the Company's forward-looking statements (including all risk factors and other cautions and uncertainties) and other information made, contained or noted in or incorporated by reference into this Quarterly Report, the Annual Report, and the other applicable SEC Reports, but you should not place undue reliance on any of them. The results, actions, levels of activity, performance, achievements or condition of the Company (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition) and other events and circumstances planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "Expectations"), and our forward-looking statements (including all Risks) and other information reflect the Company's current views about future events and circumstances. Although the Company believes those Expectations and views are reasonable, the results, actions, levels of activity, performance, achievements or condition of the Company or other events and circumstances may differ materially from our Expectations and views, and they cannot be assured or guaranteed by the Company, since they are subject to Risks and other assumptions, changes in circumstances and unpredictable events (many of which are beyond the Company's control). In addition, new Risks arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its Expectations will be achieved in whole or in part, that it has identified all potential Risks, or that it can successfully avoid or mitigate such Risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's common stock.

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

SPAR Group, Inc. and Subsidiaries

Overview of Our Business

SPAR Group is a leading merchandising, brand marketing, distribution services and analytics company, providing a broad range of sales enhancing services and insights to retailers across most classes of trade and consumer goods manufacturers and distributors around the world. The Company’s goal is to be the most creative, energizing and effective global services company that drives sales, margins and operating efficiency for our clients.

As of March 31, 2023, the Company operated in nine countries, including the United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan and India. Across all of these countries, the Company successfully executes programs through its multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store and product conditions.

With more than 50 years of experience and a diverse network of merchandising specialists around the world, the Company continues to grow its relationships with some of the world’s leading businesses. The combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates the Company from the competition.

The Company’s focus is providing services. The team works closely with clients to determine their key objectives to execute globally, focusing on enhancing their sales and profit. At retail, the Company’s merchandising brand marketing specialists perform a wide range of programs to maximize product sell-through to consumers. Some of these programs include launching new products, installing displays, assembling product fixtures, and ensuring shelves are fully stocked and reordering when they are not. The Company also assists with sales and customer service. As retailers adapt to changes and new opportunities, our team engages in the total renovations and updating of stores, as well as preparing new locations for grand openings. The Company’s distribution associates work in retail and consumer goods distribution centers to prepare the centers to open, testing systems, putting away, picking products and providing peak staffing services for our clients.

The Company reviews its results in three segments, as follows: (i) the Americas, which is comprised of the United States, Canada, Brazil and Mexico; (ii) Asia-Pacific ("APAC”), which is comprised of Japan, China, India and Australia; and (iii) Europe, the Middle East and Africa ("EMEA”), which is comprised of South Africa

The Company’s business is led and operated from its global headquarters in Auburn Hills, Michigan, with local leadership and offices in each country.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). "Adjusted EBITDA" is defined as net income before (i) depreciation and amortization, (ii) interest expense, net, (iii) income tax expense, (iv) Board of Directors incremental compensation expense, (v) restructuring, (vi) goodwill impairment, (vii) nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations, and (viii) special items as determined by management. This metric is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with, U.S. GAAP.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
●	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
●	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Net Income	$1,777	$1,454
Depreciation and amortization	532	510
Interest expense, net	390	149
Income tax expense	1,041	551
Other expense (income), net	(58)	(87)
Consolidated EBITDA	3,682	1,123
Review of strategic alternatives	317	-
Shared based compensation	173	150
Legal Costs / Settlements - non recurring	-	(368)
Consolidated Adjusted EBITDA	4,172	2,359
Adjusted EBITDA attributable to noncontrolling interest	(1,276)	(878)
Adjusted EBITDA attributable to SPAR Group, Inc.	$2,896	$1,481

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of Net revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023		2022
	$	%	$	%
Net revenues	$64,380	100.0%	$58,994	100.0%
Cost of revenues	50,242	78.0	47,163	79.9
Gross profit	14,138	22.0	11,831	20.1
Selling, general & administrative expense	10,456	16.2	9,254	15.7
Depreciation & amortization	532	0.8	510	0.9
Operating income	3,150	4.9	2,067	3.5
Interest expense, net	390	0.6	149	0.3
Other expense (income), net	(58)	(0.1)	(87)	(0.1)
Income before income taxes	2,818	4.4	2,005	3.3
Income tax expense	1,041	1.6	551	0.9
Net income	1,777	2.8	1,454	2.4
Net income attributable to non-controlling interest	(911)	(1.4)	(780)	(1.3)
Net income (loss) attributable to SPAR Group, Inc.	$866	1.3%	$674	1.1%

Net Revenues

Net revenues for the three months ended March 31, 2023 were $64.4 million, compared to $59.0 million for the three months ended March 31, 2022, an increase of $5.4 million, or 9.1%.

For the three months ended March 31, 2023 and 2022, the Americas net revenue was $48.6 million and $43.0 million, respectively, an increase of $5.6 million, or 13%. This increase is due to continued strength in our merchandising services, remodel and distribution services in the U.S.. Our Canadian operations continued merchandising work while expanding store remodel work.  We also began a new agreement with a major customer in Canada. Other contributors are the continued demand momentum in Brazil with stronger revenue and margins as the year started and stability in Mexico.

For the three months ended March 31, 2023 and 2022, APAC net revenue was $6.1 million and $6.8 million, respectively, a decrease of $0.7 million, or 10.5%. This decrease reflects continued economic pressures in China and Japan against our growth in Australia

For the three months ended March 31, 2023 and 2022, EMEA net revenue was $9.7 million and $9.2 million, respectively, an increase of $0.5 million, or 5.5%.  We have expanded relationships with key clients and continued our focus on profitability in our South African joint venture

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 78.0% of net revenue for the quarter ended March 31, 2023 compared to 79.9% of net revenues for the quarter ended March 31, 2022. We delivered a 190-basis point improvement in gross margins against the global pressure of recruiting and wages.

Cost of revenues for the three months ended March 31, 2023 were $50.2 million, compared to $47.2 million for the three months ended March 31, 2022, an increase of $3.1 million, or 6.5%.

For the three months ended March 31, 2023 and 2022, the Americas cost of revenues were $38.3 million and $34.9 million, respectively, an increase of $3.4 million, or 9.8%. The Americas cost of revenue as a percent of net revenue was 78.8% for the quarter ended March 31, 2023 and 81.1%  for the quarter ended March 31, 2022, reflecting a 235 basis point improvement in gross margin. We were able to achieve these results by focusing on contract pricing, increasing our higher margin services mix  and reducing overtime among other improvements.

For the three months ended March 31, 2023 and 2022, APAC cost of revenues were $4.6 million and $5.0 million, respectively, a decrease of $0.4 million, or 7.8%. The APAC cost of revenue as a percent of net revenue was 76.0% and 73.7% for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022. The increase in cost of was primarily the result of economical and business constraints in China and Japan.

For the three months ended March 31, 2023 and 2022, EMEA cost of revenues were $7.3 million and $7.2 million, respectively an increase of $0.1 million, or 0.9%. The EMEA cost of revenue as a percent of net revenue was  75.5% and 78.9% for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022. The decrease in cost was primarily the result of our continuous focus on pricing, operating improvements and new client business.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $10.5 million, or 16.2% of net revenue, and approximately $9.3 million, or 15.7% of net revenue for the quarters ended March 31, 2023 and 2022, respectively. Selling, general and administrative expenses for the quarter ended March 31, 2023 includes several one-time expenses of approximately $.3 million related to our consideration of strategic alternatives.

For the three months ended March 31, 2023 and 2022, Americas selling, general and administrative expenses were approximately $7.3 million and $5.8 million, respectively, an increase of $1.5 million, or 25.0%. The increase is primarily the result of the one-time strategic alternative expenses, and investment in SG&A to support the accelerated growth.

For the three months ended March 31, 2023 and 2022, APAC  selling, general and administrative expenses were approximately $1.6 million and $2.2 million, respectively, a decrease is of $0.6 million, or 25.7%. The decrease is primarily attributable to reduction in China and Japan's SG&A's expenses as we carefully manage these businesses in response to the broader economic trends.

For the three months ended March 31, 2023 and 2022, EMEA selling, general and administrative expenses were approximately $1.5 million and $1.2 million, respectively, an increase of $0.3 million, or 25.0%, primarily attributable to the investment in resources and operations to support the emerging growth.

Depreciation and Amortization

For the three months ended March 31, 2023 and 2022, depreciation and amortization was approximately $0.5 million and $0.5 million, respectively.

Interest Expense

For the three months ended March 31, 2023 and 2022, interest expense was approximately $0.4 million and $0.1 million, respectively.

Other Expense (Income), Net

For the three months ended March 31, 2023 and 2022, other expense (income), net was approximately ($0.1) million and ($0.1) million, respectively.

Income Tax Expense

For the three months ended March 31, 2023 and 2022, income tax expense was approximately $1.0 million with an effective rate of 36.4%  and $0.6 million with an effective rate of 27.5%, respectively. For the first quarter of 2023, our effective rate of 36.4% varied from the U.S. federal statutory rate of 21% primarily as a result of dispersion of global income and impact of higher foreign tax rates, permanent items including non-deductible expenses as well as the incremental tax expense associated with the global intangible low-tax income inclusion under the Tax Cuts and Jobs Act of 2017.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and related notes thereto. However, we believe we have used reasonable estimates and assumptions in preparing the unaudited condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 31, 2022, and the notes thereto, which are included in the 2022 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 17, 2023. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our significant accounting policies during the three months ended March 31, 2023.

Liquidity and Capital Resources

Funding Requirements

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and the other risks detailed in the section titled "Risk Factors" included elsewhere in our 2022 Annual Report on Form 10-K.  The Company believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing working capital and capital expenditure requirements over the next 12 months. However, delays in collection of receivables due from any of the Company's major clients, a significant reduction in business from such clients, or a negative economic downturn resulting from the continuing impact of the COVID-19 pandemic, could have a material adverse effect on the Company's business, cash resources, and ongoing ability to fund operations.

The Company is a party to various domestic and international credit facilities. These various domestic and international credit facilities require compliance with their respective financial covenants. See Note 3 to the Company's unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows for the Three Months Ended March 31, 2023 and 2022

Net cash provided by (used in) operating activities $2.9 million and ($3.0) million for the three months ended March 31, 2023 and 2022, respectively.

Net cash used in investing activities was approximately $0.3 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

Net cash provided by (used in) financing activities was approximately $(0.6) million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively.

Reflecting the impact of foreign exchange rate changes on the activity above resulted in a increase in cash, cash equivalents and restricted cash for the three months ended March 31, 2023 and 2022 of approximately $1.9 million and $0.6 million, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Changes in Internal Controls Over Financial Reporting

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

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2023. In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we identified a material weakness in internal control over financial reporting, as described below.

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

Remediation Efforts

The Company has begun the process of, and is focused on, designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate the material weakness identified above. The Company's internal control remediation efforts include the following:

●	In the three months ended March 31, 2023, the Company hired a new Chief Financial Officer, an interim Vice President Controller, and a Director of Accounting;

●	The Company is in the process of implementing a risk assessment process by which management identifies risks of misstatement related to all account balances;

●

Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls; and

●

Strengthening monitoring activities and protocols that will allow the Company to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any.

The Company expects that the actions described above and resulting improvements in controls will strengthen its internal control over financial reporting and will address the identified material weaknesses

Changes in Internal Controls Over Financial Reporting

Except for the material weakness and corrective measures discussed above, there was no other changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For further discussion of certain legal proceedings, see Note 8 – Related Party Transactions and Note 4 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2023, which is incorporated herein by reference, and Note 6 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part IV, Item 15 on the 2022 Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on April 17, 2023.

SPAR Group, Inc. and Subsidiaries

Item 1A.	Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2022 Annual Report on Form 10-K for the year ended December 31, 2022, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q for the three months ended March 31, 2023.

There have been no material changes in the Company's risk factors since the 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

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

Date: May 22, 2023	SPAR Group, Inc., Registrant

By: /s/ Antonio Calisto Pato
Antonio Calisto Pato Chief Financial Officer, Treasurer and Secretary