Form 10-Q
period 2023-06-30
SPAR Group, Inc.
filed 2023-08-14
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended June 30, 2023

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

As of August 4, 2023, the Registrant had 23,232,739 shares of common stock, par value $0.01 per share, outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net revenues	$65,936	$67,799	$130,316	$126,794
Related party - cost of revenues	1,682	2,521	3,179	4,666
Cost of revenues	51,158	52,330	99,903	97,348
Gross profit	13,096	12,948	27,234	24,780
Selling, general and administrative expense	10,605	10,084	21,061	19,338
Depreciation and amortization	494	507	1,026	1,017
Operating income	1,997	2,357	5,147	4,425
Interest expense, net	478	178	868	328
Other income, net	(125)	(149)	(183)	(237)
Income before income tax expense	1,644	2,328	4,462	4,334

Income tax expense	538	715	1,579	1,266
Net income	1,106	1,613	2,883	3,068
Net income attributable to non-controlling interest	(467)	(464)	(1,378)	(1,247)
Net income attributable to SPAR Group, Inc.	$639	$1,149	$1,505	$1,821
Basic income per common share attributable to SPAR Group, Inc.	$0.03	$0.05	$0.06	$0.08
Diluted income per common share attributable to SPAR Group, Inc.	$0.03	$0.05	$0.06	$0.08
Weighted-average common shares outstanding – basic	23,250	21,808	23,182	21,696
Weighted-average common shares outstanding – diluted	23,392	21,935	23,337	21,831

Net income	$1,106	$1,613	$2,883	$3,068
Other comprehensive income
Foreign currency translation adjustments	(39)	(3,562)	138	(3,936)
Comprehensive income (loss)	1,067	(1,949)	3,021	(868)
Comprehensive (income) loss attributable to non-controlling interest	(97)	803	(1,100)	1,999
Comprehensive income (loss) attributable to SPAR Group, Inc.	$970	$(1,146)	$1,921	$1,131

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$10,916	$9,345
Accounts receivable, net	63,018	63,714
Prepaid expenses and other current assets	4,779	7,861
Total current assets	78,713	80,920
Property and equipment, net	3,172	3,261
Operating lease right-of-use assets	1,856	969
Goodwill	1,715	1,708
Intangible assets, net	1,501	2,040
Deferred income taxes, net	4,100	3,766
Other assets	2,019	1,934
Total assets	$93,076	$94,598
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,334	$10,588
Accrued expenses and other current liabilities	19,965	20,261
Due to affiliates	3,079	2,964
Customer incentives and deposits	2,327	2,399
Lines of credit and short-term loans	15,906	17,980
Current portion of operating lease liabilities	877	363
Total current liabilities	51,488	54,555
Operating lease liabilities, net of current portion	978	606
Long-term debt	1,033	1,376
Total liabilities	53,499	56,537
Commitments and contingencies – See Note 4
Stockholders' equity:
Series B convertible preferred stock, $0.01 par value per share: 2,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 2,000,000 shares issued as of June 30, 2023 and December 31, 2022; 721,420 shares and 854,753 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	7	9
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 23,438,224 and 23,059,138 shares issued as of June 30, 2023 and December 31, 2022, respectively; 23,232,739 shares and 22,853,653 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	233	229
Treasury stock, at cost, 205,485 shares and 205,485 shares as of June 30, 2023 and December 31, 2022, respectively	(285)	(285)
Additional paid-in capital	20,845	20,708
Accumulated other comprehensive loss	(4,525)	(4,941)
Retained earnings	8,212	6,707
Total stockholders' equity attributable to SPAR Group, Inc.	24,487	22,427
Non-controlling interest	15,090	15,634
Total stockholders’ equity	39,577	38,061
Total liabilities and stockholders’ equity	$93,076	$94,598

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	22,961	$229	855	$9	205	$(285)	$20,708	$(4,941)	$6,707	$15,634	$38,061
Share-based compensation	-	-	-	-	-	-	173	-	-	-	173
Conversion of preferred stock to common stock	307	4	(205)	(2)	-	-	3	-	-	-	5
Dividend to NCI	-	-	-	-	-	-	-	-	-	(334)	(334)
Other comprehensive income	-	-	-	-	-	-	-	85	-	92	177
Net income	-	-	-	-	-	-	-	-	866	911	1,777
Balance at March 31, 2023	23,268	$233	650	$7	205	$(285)	$20,884	$(4,856)	$7,573	$16,303	$39,859
Share-based compensation	-	-	-	-	-	-	(39)	-	-	-	(39)
Dividend to NCI	-	-	-	-	-	-	-	-	-	(850)	(850)
Payments to acquire noncontrolling interests	-	-	-	-	-	-	-	-	-	(460)	(460)
Retirement of shares	(35)	-	-	-	-	-	-	-	-	-	-
Other comprehensive	-	-	-	-	-	-	-	331	-	(370)	(39)
Net income	-	-	-	-	-	-	-	-	639	467	1,106
Balance at June 30, 2023	23,233	$233	650	$7	205	$(285)	$20,845	$(4,525)	$8,212	$15,090	$39,577

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	21,320	$213	-	$-	54	$(104)	$17,231	$(5,028)	$7,439	$17,597	$37,348
Share-based compensation expense	-	-	-	-	-	-	150	-	-	-	150
Issuance of Series B convertible preferred stock	-	-	2,000	20	-	-	3,248	-	-	-	3,268
Conversion of Series B convertible preferred stock to common stock	525	5	(350)	(3)	-	-	-	-	-	-	2
Other comprehensive income (loss)	-	-	-	-	-	-	-	1,602	-	(1,976)	(374)
Net income	-	-	-	-	-	-	-	-	672	783	1,455
Balance at March 31, 2022	21,845	$218	1,650	$17	54	$(104)	$20,629	$(3,426)	$8,111	$16,404	$41,849
Share-based compensation	-	-	-	-	-	-	130	-	-	-	130
Stock repurchase program	(74)	-	-	-	74	(89)	1	-	-	-	(88)
Other comprehensive (loss)	-	-	-	-	-	-	-	(2,237)	-	(1,325)	(3,562)
Net income (loss)	-	-	-	-	-	-	-	-	1,149	464	1,613
Balance at June 30, 2022	21,771	$218	1,650	$17	128	$(193)	$20,760	$(5,663)	$9,260	$15,543	$39,942

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,883	$3,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,026	1,017
Amortization of operating lease right-of-use assets	256	483
Bad debt expense, net of recoveries	38	53
Deferred income tax expense (benefit)	111	-
Share-based compensation expense	134	280
Majority stockholders change in control agreement	-	(420)
Changes in operating assets and liabilities:
Accounts receivable, net	1,205	(9,438)
Prepaid expenses and other current assets	3,118	(1,971)
Accounts payable	(803)	1,413
Operating lease liabilities	(256)	(483)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	(968)	2,470
Net cash provided by (used in) operating activities	6,744	(3,528)

Cash flows from investing activities
Purchases of property and equipment	(717)	(794)
Net cash used in investing activities	(717)	(794)

Cash flows from financing activities
Borrowings under line of credit	47,340	21,885
Repayments under line of credit	(50,003)	(14,446)
Payments to acquire noncontrolling interests	(473)	-
Distribution to noncontrolling investors	(1,196)	-
Net cash provided by (used in) financing activities	(4,332)	7,439

Effect of foreign exchange rate changes on cash	(124)	(4,188)
Net change in cash, cash equivalents and restricted cash	1,571	(1,071)
Cash, cash equivalents at beginning of period	9,345	13,473
Cash, cash equivalents at end of period	$10,916	$12,402

Supplemental disclosure of cash flows information:
Cash paid for interest	$913	$406
Cash paid for income taxes	$1,748	$1,243

Supplemental disclosure of non-cash investing and financing activities:
Non-cash majority stockholders change in control agreement charges	$-	$3,270

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2023, consolidated results of operations and comprehensive income for the three and six months ended June 30, 2023 and 2022, and consolidated cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three and six-month ended June 30, 2023 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2023.

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

The Company provides similar merchandising, marketing and business services throughout the world and has three reportable regional segments: (i) Americas, which is comprised of United States, Canada, Brazil and Mexico; (ii) Asia-Pacific ("APAC”), which is comprised of Japan, China, India and Australia; and (iii) Europe, Middle East and Africa ("EMEA”), which is comprised of South Africa. Certain corporate expenses have been allocated to segments based on each segment’s revenue as a percentage of total company revenue.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The Company adopted ASU No. 2016-13 on January 1, 2023 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements, results of operations or disclosures.

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

The Restated US Note and Restated Canadian Note (together, the "NM Notes") and the NM Loan Agreement together require the NM Borrowers to pay interest on the loans thereunder equal to: (i) the Prime Rate designated from time to time by Wells Fargo Bank; plus (ii) one and nine-tenths percentage points (1.90%) or an aggregate minimum of 6.75% per annum. In addition, the NM Borrowers are paying a facility fee to NM in an amount equal to: (i) for the year commencing on October 10, 2022, approximately $0.1 million plus 0.80% of the amount of any advances other than under the US Revolving Credit Facility plus an additional facility fee of $15,000 for every incremental $1.0 million of loan balance in excess of $21.0 million, and (ii) for the year commencing on October 10, 2023, approximately $0.2 million plus 0.80% of the amount of any advances other than under the US Revolving Credit Facility plus an additional facility fee of $15,000 for every incremental $1.0 million of loan balance in excess of $21.0 million. For the Sixth Modification Agreement, the NM Borrowers paid NM a fee of approximately $28,000 for the US and $3,000 for Canada.

As of June 30, 2023, the aggregate interest rate was 10.15% per annum and the aggregate outstanding loan balance was approximately $11.9 million, which is included within lines of credit and short-term loans in the unaudited condensed consolidated balance sheets. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility was approximately $10.8 million; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility was approximately $1.1 million.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each the NM Borrowers (i.e., SMF and SCC) and imposes limits on all of the NM Loan Parties (including SGRP) on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, increases in executive, officer or director compensation, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of June 30, 2023.

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

Resource Plus Seller Notes

Effective with the closing of the Company's acquisition of Resource Plus in 2018, the Company issued promissory notes to the sellers of $2.3 million. The promissory notes are payable at annual installments in various amounts on December 31 of each year, starting with December 31, 2018 and continuing through December 31, 2023.

As of June 30, 2023, the annual interest rate was 1.85% and the balance outstanding under the promissory notes was approximately $0.7 million, which is included in lines of credit and short-term loans in the unaudited condensed consolidated balance sheets.

International Credit Facilities

In October 2017, SPARFACTS Australia Pty. Ltd. secured a line of credit facility with National Australia Bank for AUD$0.8 million. The facility provides for borrowing based upon a formula, as defined in the applicable loan agreement (principally 80% of eligible accounts receivable less certain deductions). The annual interest rate was 12.1% as of June 30, 2023.  As of June 30, 2023, the outstanding balance was approximately $0.1 million, and was due on demand.

In December 2020, SPAR China secured a loan with Industrial Bank for 3.0 million Chinese Yuan. The loan will expire in July 2023. The annual interest rate was 4.0% as of June 30, 2023.  As of June 30, 2023, the outstanding balance was approximately $0.4 million, and was due on demand.

In December 2021, SPAR China secured a loan with Industrial and Commercial Bank of China for 2.0 million Chinese Yuan. The loan will expire in December 2023. The annual interest rate was 4.15% as of June 30, 2023. As of June 30, 2023, the outstanding balance was approximately $0.3 million, and was due on demand.

In March 2022, SGRP Meridian (Pty), Ltd. secured loans with Investec Bank Ltd, for 100.5 million South African Rand; of which 25.0 million South African Rand is due July 2023. The annual interest rate was 11.75% as of June 30, 2023.   As of  June 30, 2023, the outstanding balance was approximately $3.6 million.

Summary of the Company’s lines of credit and short-term loans (in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	June 30, 2023	June 30, 2023	December 31, 2022	December 31, 2022
Australia - National Australia Bank	12.10%	$80	10.60%	$156
China- Construction Bank	4.15%	276	4.15%	290
China- Industrial Bank	4.00%	413	4.00%	435
South Africa - Investec Bank Ltd.	11.75%	2,542	10.50%	1,700
USA - North Mill Capital	10.15%	11,895	5.25%	14,399
USA - Resource Plus Seller Notes	1.85%	700	1.85%	1,000
Total		$15,906		$17,980

Summary of the Company’s Long- term debt (dollars in thousands):

	Interest Rate as of	Balance Outstanding	Interest Rate as of	Balance Outstanding
	June 30, 2023	June 30, 2023	December 31, 2022	December 31, 2022
South Africa - Investec Bank Ltd.	11.75%	$1,033	10.50%	$1,376
Total		$1,033		$1,376

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	June 30,	December 31,
	2023	2022
Unused Availability:
United States / Canada	$6,498	$4,601
Australia	451	390
South Africa	1,996	454
Mexico	-	-
China	-	-
Total Unused Availability	$8,945	$5,446

4.	Commitments and Contingencies

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

As of June 30, 2023, the Company’s certificate of incorporation authorized the Company to issue 47,000,000 shares of common stock, par value $0.01 per share.

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

In May 2022, the Board authorized the Company to repurchase up to 500,000 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Program (the "2022 Stock Repurchase Program"), which ended May 2023.  During the three and six months ended June 30, 2023, there were no shares of common stock repurchased under the 2022 Stock Repurchase Program.

6.	Preferred Stock

The Company’s certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share, which may have such preferences and priorities over the Company’s common stock and other rights, powers and privileges as the Board may establish in its discretion.

In January 2022, the Company filed a “Certificate of Designation of Series “B” Preferred Stock of SPAR Group, Inc.” (the “Preferred Designation”) with the Secretary of State of Delaware, which created a series of 2,000,000 shares of convertible preferred stock designated as “Series B” convertible preferred stock, par value of $0.01 per share. In January 2022, 2,000,000 shares of Series B convertible preferred stock were issued to the majority stockholders and related parties pursuant to the Change of Control, Voting and Restricted Stock Agreement. See Note 8.

Shares of Series B convertible preferred stock do not carry any voting or dividend rights and upon vesting, are convertible into the Company’s common stock at a ratio of 1-to-1.5.  See Note 8. The holders of the Series B convertible preferred stock have a liquidation preference over the Company’s common stock and vote together for matters pertaining only to the Series B convertible preferred stock where only the holders of the Series B convertible preferred stock are entitled to vote. The holders of outstanding Series B Preferred Stock do not have the right to vote for directors or other matters submitted to the holders of the Company’s common stock.

During the six months ended June 30, 2023, 204,753 shares of Series B convertible preferred stockconverted to 307,130 shares of the Company’s common stock.  As of June 30, 2023, 650,000 shares of Series B convertible preferred stock were outstanding, which upon vesting, will convert to 975,000 shares of the Company’s common stock.

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

Stock Options

For the three months ended June 30, 2023 and 2022, the Company recognized share-based compensation expense related to stock options of approximately $(17,000) and $22,000, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized share-based compensation expense related to stock options of approximately $30,000 and $136,000, respectively.

Restricted Stock Units

For the three months ended June 30, 2023 and 2022, the Company recognized share-based compensation expense related to restricted stock units of approximately $(26,000) and $34,000, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized share-based compensation expense related to restricted stock units of approximately $100,000 and $74,000, respectively.

8.	Related Party Transactions

Domestic Related Party Transactions

Mr. Robert G. Brown and Mr. William H. Bartels are directors and significant stockholders of SGRP, and thus each is a related party and affiliate of SGRP.  Mr. Robert G. Brown was the Chairman of the Board of Directors of SGRP (the "Board"), but ceased to be eligible to hold that position when the 2022 By-Laws became effective on January 25, 2022. SPAR Business Services, Inc. ("SBS") (See note 4) and SPAR Administrative Services, Inc. ("SAS"), are related parties and affiliates of SGRP, but are not under the control or part of the Company. SBS is a related party and affiliate of SGRP because it is owned by SBS LLC, which in turn is beneficially owned by Mr. Robert G. Brown. SAS is a related party and affiliate of SGRP because it is owned principally by Mr. William H. Bartels and entities owned by affiliates of Mr. Robert G. Brown.

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

Other Domestic Related Party Transactions

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and also a director of both NMA and NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin also owns 100% of National Store Retail Services ("NSRS"). Beginning in September 2018 and through June 2021, NSRS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs. Starting in July 2021, the domestic merchandising specialist field force services provided by NSRS was transitioned to National Remodel & Setup Services, LLC ("NRSS") with the same financial arrangement. Mrs. Andrea Burdekin is the owner of NRSS. NMS also leases office space from Mr. Burdekin. The costs associated with these activities for the three months ended June 30, 2023 and 2022 were approximately $1.6 million and $2.5 million, respectively. The costs associated with these activities for the six months ended June 30, 2023 and 2022 were approximately $2.7 million and $4.6 million, respectively.

Resource Plus is owned jointly by SGRP through its direct ownership of 51% of the Resource Plus membership interests and by Mr. Richard Justus through his ownership of the other 49% of the Resource Plus membership interests. Mr. Justus has a 50% ownership interest in RJ Holdings which owns the buildings where Resource Plus is headquartered and operates and are subleased to Resource Plus. The costs associated with these activities for the three months ended June 30, 2023 and 2022 were approximately $0.1 million and $0.2 million, respectively. The costs associated with these activities for the six months ended June 30, 2023 and 2022 were approximately $0.2 million and $0.4 million, respectively.

On  December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of President and Chief Executive Officer, Michael R. Matacunas. Costs associated with these activities for the six-months ended June 30, 2023 were approximately $0.1.

International Related Party Services

The Company's principal Brazilian subsidiary, SPAR BSMT, is owned 51% by the Company. Mr. Jonathan Dagues Martins, ("JDM") is the Chief Executive Officer and President of each SPAR Brazil subsidiary pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party of the Company. EILLC is owned by Mr. Peter W. Brown, a director of SPAR BSMT and the Corporation.

SPARFACTS is a consolidated international subsidiary of the Company and is owned 51% by SGRP. Ms. Lydna Chapman is a director of SPARFACTS. Her various companies provide office lease, accounting and consultant services to SPARFACTS.

Summary of Certain Related Party Transactions

Due to related parties consists of the following as of the periods presented (in thousands):

	June 30,	December 31,
	2023	2022
Loans from joint venture partners(1):
China	$1,554	$1,382
Mexico	623	623
Australia	636	693
Resource Plus	266	266
Total due to affiliates	$3,079	$2,964

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

As of June 30, 2023, there are approximately $0.2 million of benefits payable, which are included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

9.	Segment Information

Select statement of operations activity of the Company’s reportable segments for the periods presented were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues:
Americas	$52,083	$53,274	$100,661	$96,253
APAC	5,658	5,386	11,758	12,205
EMEA	8,195	9,139	17,897	18,336
Total net revenues	$65,936	$67,799	$130,316	$126,794

Operating income:
Americas	$2,038	$2,636	$4,553	$4,419
APAC	(97)	(713)	(289)	(1,155)
EMEA	56	434	883	1,161
Total operating income	$1,997	$2,357	$5,147	$4,425

Interest expense, net:
Americas	$357	$99	$631	$201
APAC	17	18	16	17
EMEA	104	61	221	110
Total interest expense, net	$478	$178	$868	$328

Other income, net:
Americas	$(12)	$(4)	$17	$(11)
APAC	(4)	4	(10)	(12)
EMEA	(109)	(149)	(190)	(214)
Total other income, net	$(125)	$(149)	$(183)	$(237)

Income before income tax expense:
Americas	$1,693	$2,541	$3,905	$4,229
APAC	(110)	(735)	(295)	(1,160)
EMEA	61	522	852	1,265
Total income before income tax expense	$1,644	$2,328	$4,462	$4,334

Income tax expense:
Americas	$456	$509	$1,223	$877
APAC	(53)	46	(35)	41
EMEA	135	160	391	348
Total income tax expense	$538	$715	$1,579	$1,266

Net income, depreciation and amortization expense, and capital expenditures of the Company’s reportable segments for the periods presented were (in thousands):

Net income (loss):
Americas	$1,237	$2,032	$2,682	$3,352
APAC	(57)	(781)	(260)	(1,201)
EMEA	(74)	362	461	917
Total net income	$1,106	$1,613	$2,883	$3,068

Net income (loss) attributable to non-controlling interest
Americas	$(394)	$(525)	$(879)	$(1,076)
APAC	(12)	367	(16)	520
EMEA	(61)	(306)	(483)	(691)
Total net income attributable to non-controlling interest	$(467)	$(464)	$(1,378)	$(1,247)

Net income attributable to SPAR Group, Inc.
Americas	$843	$1,507	$1,803	$2,276
APAC	(69)	(414)	(276)	(681)
EMEA	(135)	56	(22)	226
Total net income attributable to SPAR Group, Inc.	$639	$1,149	$1,505	$1,821

Depreciation and amortization
Americas	$466	$487	$930	$972
APAC	12	11	24	25
EMEA	16	9	72	20
Total depreciation and amortization	$494	$507	$1,026	$1,017

Capital expenditures:
Americas	$371	$330	$660	$780
APAC	3	6	6	14
EMEA	2	–	51	–
Total capital expenditures	$376	$336	$717	$794

There were no intercompany sales for the three and six months ended June 30, 2023 and 2022.

Total assets of the Company’s reportable segments as of the periods presented were (in thousands):

	June 30,	December 31,
	2023	2022
Assets:
Americas	$72,804	$75,440
APAC	8,262	5,952
EMEA	12,010	13,206
Total assets	$93,076	$94,598

Long-lived assets of the Company’s reportable segments as of the periods presented were (in thousands):

	June 30,	December 31,
	2023	2022
Long lived assets:
Americas	$5,257	$4,605
APAC	962	1,244
EMEA	828	315
Total long lived assets	$7,047	$6,164

Geographic Data (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
		% of		% of		% of		% of
		consolidated		consolidated		consolidated		consolidated
		net revenue		net revenue		net revenue		net revenue
United States	$26,088	39.6%	$31,577	46.5%	$52,281	40.1%	$54,931	43.3%
Brazil	20,016	30.4	17,032	25.1	38,098	29.2	32,600	25.7
South Africa	8,195	12.4	9,138	13.5	17,897	13.7	18,336	14.5
Mexico	2,559	3.9	2,347	3.5	5,032	3.9	4,757	3.8
China	2,225	3.4	1,610	2.4	4,901	3.8	4,470	3.5
Japan	1,491	2.2	1,788	2.6	3,044	2.4	3,811	3.0
Canada	3,420	5.2	2,318	3.4	5,250	4.0	3,965	3.1
India	1,437	2.1	1,595	2.4	2,843	2.2	3,211	2.5
Australia	505	0.8	394	0.6	970	0.7	713	0.6
Total net revenue	$65,936	100.0%	$67,799	100.0%	$130,316	100.0%	$126,794	100.0%

10.	Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Costs	Classification	2023	2022	2023	2022
Operating lease cost	Selling, General and Administrative Expense	$71	$114	$141	$255
Short-term lease cost	Selling, General and Administrative Expense	35	137	111	262
Variable costs	Selling, General and Administrative Expense	15	24	31	53
Total lease cost		$121	$275	$283	$570

(1) Variable lease expense consists primarily of property taxes, property insurance, and common area or other maintenance costs for the Company’s leases of office space.

The following includes supplemental information for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Cash paid for amounts included in the measurement of lease liabilities	$106	$258	$256	$529

Assets obtained in exchange for new operating lease liabilities
Operating lease	$808	$-	$1,111	$-

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$1,856	$969
Liabilities:
Current portion of operating lease liabilities	878	363
Non-current portion of operating lease liabilities	978	606
Total operating lease liabilities	$1,856	$969

Weighted-average remaining lease term - operating leases (in years)	2.1	2.04
Weighted-average discount rate - operating leases	10.0%	6.4%

The following table summarizes the maturities of lease liabilities as of June 30, 2023 (in thousands):

Period Ending December 31,	Amount
2023	$482
2024	791
2025	862
2026	84
2027	49
Thereafter	45
Total Lease Payments	2,313
Less: imputed interest	457
Total	$1,856

11.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to SPAR Group, Inc.	$639	$1,149	$1,505	$1,821

Denominator:
Weighted-average common shares outstanding – basic	23,250	21,808	23,182	21,696
Effect of potentially dilutive securities:
Stock options and unvested restricted shares	142	127	155	135
Weighted-average common shares outstanding – diluted	23,392	21,935	23,337	21,831

Basic income per common share attributable to SPAR Group, Inc.	$0.03	$0.05	$0.06	$0.08
Diluted income per common share attributable to SPAR Group, Inc.	$0.03	$0.05	$0.06	$0.08

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2023, the Company operated in nine countries, including the United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan and India. Across all of these countries, the Company successfully executes programs through its multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store and product conditions.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
●	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
●	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income	$1,106	$1,613	$2,883	$3,068
Depreciation and amortization	494	507	1,026	1,017
Interest expense, net	478	178	868	328
Income tax expense	538	715	1,579	1,266
Other expense (income), net	(125)	(149)	(183)	(237)
Consolidated EBITDA	2,491	2,864	6,173	5,443
Review of strategic alternatives	111	-	428	-
Shared based compensation	(39)	130	134	280
Legal Costs / Settlements - non recurring	-	-	-	(368)
Consolidated Adjusted EBITDA	2,563	2,994	6,735	5,355
Adjusted EBITDA attributable to noncontrolling interest	(959)	(861)	(2,234)	(1,740)
Adjusted EBITDA attributable to SPAR Group, Inc.	$1,604	$2,133	$4,501	$3,615

RESULTS OF OPERATIONS

For the three months ended June 30, 2023, compared to the three months ended June 30, 2022

The following table sets forth selected financial data and data as a percentage of Net revenues for the periods indicated (in thousands).

	Three Months Ended June 30,
	2023		2022
	$	%	$	%
Net revenues	$65,936	100.0%	$67,799	100.0%
Cost of re venues	52,840	80.1	54,851	80.9
Gross profit	13,096	19.9	12,948	19.1
Selling, general & administrative expense	10,605	16.1	10,084	14.9
Depreciation & amortization	494	0.7	507	0.7
Operating income	1,997	3.0	2,357	3.5
Interest expense, net	478	0.7	178	0.3
Other (income), net	(125)	(0.2)	(149)	(0.2)
Income before income taxes	1,644	2.5	2,328	3.4
Income tax expense	538	0.8	715	1.1
Net income	1,106	1.7	1,613	2.3
Net income attributable to non-controlling interest	(467)	(0.7)	(464)	(0.7)
Net income attributable to SPAR Group, Inc.	$639	1.0%	$1,149	1.6%

Net Revenues

Net revenues for the three months ended June 30, 2023 were $65.9 million, compared to $67.8 million for the three months ended June 30, 2022, a decrease of $1.9 million, or 2.7%.

For the three months ended June 30, 2023 and 2022, the Americas net revenue was $52.1 million and $53.3 million, respectively, a decrease of $1.2 million, or 2.2%. This decrease is primarily due to clients rescheduling remodel projects to later in the year or early next year partially offset by continued growth of our core merchandising services business.

For the three months ended June 30, 2023 and 2022, APAC net revenue was $5.7 million and $5.4 million, respectively, an increase of $0.3 million, or 5.0%. This increase is the result of normal operations in China during this second quarter compared to the zero-tolerance Covid policy lockdown in China 2Q last year that began in late March 2022.  In addition, Australia performance was up 28% over the prior year same period.

For the three months ended June 30, 2023 and 2022, EMEA net revenue was $8.2 million and $9.1 million, respectively, a decrease of $0.9 million, or 10.3%. Our business in South Africa performed well in an economy that is slowing down, however, one of our larger commission clients implemented a new supply chain ERP system that impacted volumes moving to stores.  This in turn impacted our ability to stock the product and gain the benefit of the commission agreement.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 80.1% of net revenue for the quarter ended June 30, 2023 compared to 80.9% of net revenues for the quarter ended June 30, 2022. We delivered an 80-basis point improvement in gross margins against the global pressure of recruiting and wages.

Cost of revenues for the three months ended June 30, 2023 were $52.8 million, compared to $54.9 million for the three months ended June 30, 2022, a decrease of $2.1 million, or 3.8%.

For the three months ended June 30, 2023 and 2022, the Americas cost of revenues were $41.8 million and $43.2 million, respectively, a decrease of $1.4 million, or 3.3%. The Americas cost of revenue as a percent of net revenue was 80.2% for the quarter ended June 30, 2023 and 81.0%  for the quarter ended June 30, 2022, reflecting an 80-basis-point improvement in gross margin. We were able to achieve these results by focusing on contract pricing, increasing our higher margin services mix and reducing travel expenses related to remodel projects.

For the three months ended June 30, 2023 and 2022, APAC cost of revenues were $4.2 million and $4.2 million, respectively, a decrease of less than $0.1 million, or 1.7%. The APAC cost of revenue as a percent of net revenue was 73.8% and 78.8% for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022. The decrease in cost of revenue was primarily the result of having revenue to offset the cost in our China operations for the quarter.

For the three months ended June 30, 2023 and 2022, EMEA cost of revenues were $6.9 million and $7.4 million, respectively a decrease of $0.5 million, or 7.2%. The EMEA cost of revenue as a percent of net revenue was 84.3% and 81.5% for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022. The increase in cost was primarily the result of the higher than expected  9.6% government mandated minimum wage increase in March 2023 and rising inflation that is resulting in contract cost pressures and lowering consumer demand.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $10.6 million, or 16.1% of net revenue, and approximately $10.1 million, or 14.9% of net revenue for the quarters ended June 30, 2023 and 2022, respectively. Selling, general and administrative expenses for the quarter ended June 30, 2023 includes several one-time expenses of approximately $.3 million related to our consideration of strategic alternatives and our Board increasing its compensation.

For the three months ended June 30, 2023 and 2022, Americas selling, general and administrative expenses were approximately $7.8 million and $7.0 million, respectively, an increase of $0.8 million, or 12.0%. The increase is primarily the result of the one-time strategic alternative expenses and the annualization of our investment in recruiting and moving our technology to the cloud.

For the three months ended June 30, 2023 and 2022, APAC selling, general and administrative expenses were approximately $1.6 million and $1.8 million, respectively, a decrease is of $0.2 million, or 15.0%. The decrease is primarily attributable to reduction in China and Japan's SG&A's expenses as we carefully manage these businesses in response to the broader economic trends.

For the three months ended June 30, 2023 and 2022, EMEA selling, general and administrative expenses were approximately $1.2 million and $1.2 million, respectively, an increase of less than $0.1 million, or 2.9%, primarily attributable to the investment in resources and operations.

Depreciation and Amortization

For the three months ended June 30, 2023 and 2022, depreciation and amortization was approximately $0.5 million and $0.5 million, respectively.

Interest Expense

For the three months ended June 30, 2023 and 2022, interest expense was approximately $0.5 million and $0.2 million, respectively which reflects higher leverage (to support growth) and an increase in interest rates.

Other (Income), Net

For the three months ended June 30, 2023 and 2022, other (income), net was approximately (0.1) million and ($0.1) million, respectively.

Income Tax Expense

For the three months ended June 30, 2023 and 2022, income tax expense was approximately $0.5 million with an effective rate of 32.7%  and $0.7 million with an effective rate of 30.7%, respectively. For the second quarter of 2023, our effective rate of 32.7% varied from the U.S. federal statutory rate of 21% primarily as a result of dispersion of global income and impact of higher foreign tax rates and permanent items including non-deductible expenses.

For the six months ended June 30, 2023, compared to the six months ended June 30, 2022

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands).

	Six Months Ended June 30,
	2023		2022
	$	%	$	%
Net revenues	$130,316	100.0%	$126,794	100.0%
Cost of revenues	103,082	79.1	102,014	80.5
Gross profit	27,234	20.9	24,780	19.5
Selling, general & administrative expense	21,061	16.2	19,338	15.3
Depreciation & amortization	1,026	0.8	1,017	0.8
Operating income	5,147	3.9	4,425	3.4
Interest expense, net	868	0.7	328	0.3
Other income, net	(183)	(0.1)	(237)	(0.2)
Income before income taxes	4,462	3.4	4,334	3.3
Income tax expense	1,579	1.2	1,266	1.0
Net income	2,883	2.2	3,068	2.3
Net income attributable to non-controlling interest	(1,378)	(1.1)	(1,247)	(1.0)
Net income attributable to SPAR Group, Inc.	$1,505	1.2%	$1,821	1.3%

Net Revenues

Net revenues for the six months ended June 30, 2023 were $130.3 million, compared to $126.8 million for the six months ended June 30, 2022, an increase of $3.5 million, or 2.8%.

For the six months ended June 30, 2023 and 2022, the Americas net revenue was $100.7 million and $96.3 million, respectively, an increase of $4.4 million, or 4.6%. This increase is due to continued strength in our merchandising services, remodel and distribution services in the U.S. partially offset by a decline in the remodel business as key clients are pushing projects into the future. Our Canadian operations continued merchandising work while expanding store remodel work. We also began a new agreement with a major customer in Canada. Other contributors are the continued demand momentum in Brazil with stronger revenue and margins as the year started and stability in Mexico.

For the six months ended June 30, 2023 and 2022, APAC net revenue was $11.8 million and $12.2 million, respectively, a decrease of $0.4 million, or 3.7%. This decrease reflects that despite some sense of recovery in Q2, there is still strong continued economic pressures in China and Japan partially offset by growth in Australia

For the six months ended June 30, 2023 and 2022, EMEA net revenue was $17.9 million and $18.3 million, respectively, a decrease of $0.4 million, or 2.4%.  We have expanded relationships with key clients and continued our focus on profitability in our South African joint venture

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 79.1% of net revenue for the six months ended June 30, 2023 compared to 80.5% of net revenues for the six months ended June 30, 2022. We delivered a 130-basis point improvement in gross margins against the global pressure of recruiting and wages.

Cost of revenues for the six months ended June 30, 2023 were $103.1 million, compared to $102.0 million for the six months ended June 30, 2022, an increase of $1.1 million, or 1.1%.

For the six months ended June 30, 2023 and 2022, the Americas cost of revenues were $80.0 million and $78.0 million, respectively, an increase of $2.0 million, or 2.6%. The Americas cost of revenue as a percent of net revenue was 79.5% for the six months ended June 30, 2023 and 81.1%  for the six months ended June 30, 2022, reflecting a 60-basis point improvement in gross margin. We were able to achieve these results by focusing on contract pricing, increasing our higher margin services mix and reducing overtime among other improvements.

For the six months ended June 30, 2023 and 2022, APAC cost of revenues were $8.8 million and $9.3 million, respectively, a decrease of $0.5 million, or 5.0%. The APAC cost of revenue as a percent of net revenue was 74.9% and 76.0% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in cost of revenue was primarily the result of efficiencies in the Indian and Chinese operations.

For the six months ended June 30, 2023 and 2022, EMEA cost of revenues were $14.2 million and $14.7 million, respectively a decrease of $0.5 million, or 3.2%. The EMEA cost of revenue as a percent of net revenue was 79.5% and 80.2% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in cost was primarily the result of our continuous focus on pricing, operating improvements and new client business.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $21.1 million, or 16.1% of net revenue, and approximately $19.3 million, or 15.3% of net revenue for the six months ended June 30, 2023 and 2022, respectively. Selling, general and administrative expenses for the six months ended June 30, 2023 includes several one-time expenses of approximately $.3 million related to our consideration of strategic alternatives.

For the six months ended June 30, 2023 and 2022, Americas selling, general and administrative expenses were approximately $15.1 million and $12.8 million, respectively, an increase of $2.3 million, or 18.1%. The increase is primarily the result of the one-time strategic alternative expenses, and investment in SG&A to support the accelerated growth.

For the six months ended June 30, 2023 and 2022, APAC selling, general and administrative expenses were approximately $3.2 million and $4.1 million, respectively, a decrease is of $0.9 million, or 20.9%. The decrease is primarily attributable to reduction in China and Japan's SG&A's expenses as we carefully manage these businesses in response to the broader economic trends.

For the six months ended June 30, 2023 and 2022, EMEA selling, general and administrative expenses were approximately $2.7 million and $2.4 million, respectively, an increase of $0.3 million, or 10.6%, primarily attributable to the investment in resources and operations to support the emerging growth.

Depreciation and Amortization

For the six months ended June 30, 2023 and 2022, depreciation and amortization was approximately $1.0 million and $1.0 million, respectively.

Interest Expense

For the six months ended June 30, 2023 and 2022, interest expense was approximately $0.9 million and $0.3 million, respectively which reflects higher leverage (to support growth) and the an increase in interest rates.

Other Expense (Income), Net

For the six months ended June 30, 2023 and 2022, other expense (income), net was approximately ($0.2) million and ($0.2) million, respectively.

Income Tax Expense

For the six months ended June 30, 2023 and 2022, income tax expense was approximately $1.6 million with an effective rate of 37.0%  and $1.3 million with an effective rate of 29.2%, respectively. For the first six months of 2023, our effective rate of 37.0% varied from the U.S. federal statutory rate of 21% primarily as a result of dispersion of global income and impact of higher foreign tax rates and permanent items including non-deductible expenses.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 31, 2022, and the notes thereto, which are included in the 2022 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 17, 2023. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our significant accounting policies during the three months ended June 30, 2023.

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

Cash Flows for the Six Months Ended June 30, 2023 and 2022

Net cash provided by (used in) operating activities $6.7 million and ($3.5) million for the six months ended June 30, 2023 and 2022, respectively.

Net cash used in investing activities was approximately $0.7 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.

Net cash provided by (used in) financing activities was approximately $(4.3) million and $7.4 million for the six months ended June 30, 2023 and 2022, respectively.

Reflecting the impact of foreign exchange rate changes on the activity above resulted in a decrease in cash, cash equivalents and restricted cash for the six months ended June 30, 2023 and 2022 of approximately $0.1 million and $4.2 million, respectively.

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

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2023. In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we identified a material weakness in internal control over financial reporting, as described below.

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

Remediation Efforts

The Company has begun the process of, and is focused on, designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate the material weakness identified above. The Company's internal control remediation efforts include the following:

●	In the six months ended June 30, 2023, the Company hired a new Chief Financial Officer, an interim Vice President Controller, and a Director of Accounting;

●	The Company is in the process of implementing a risk assessment process by which management identifies risks of misstatement related to all account balances;

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

Except for the material weakness and corrective measures discussed above, there was no other changes in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For further discussion of certain legal proceedings, see Note 8 – Related Party Transactions and Note 4 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended June 30, 2023, which is incorporated herein by reference, and Note 6 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part IV, Item 15 on the 2022 Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on April 17, 2023.

SPAR Group, Inc. and Subsidiaries

Item 1A.	Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2022 Annual Report on Form 10-K for the year ended December 31, 2022, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q for the three months ended June 30, 2023.

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

Date: August 14, 2023	SPAR Group, Inc., Registrant

By: /s/ Antonio Calisto Pato
Antonio Calisto Pato Chief Financial Officer, Treasurer and Secretary