Form 10-Q
period 2023-09-30
SPAR Group, Inc.
filed 2023-11-14
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended September 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SGRP	The NASDAQ Stock Market LLC

As of November 7, 2023, the Registrant had 23,240,959 shares of common stock, par value $0.01 per share, outstanding.

SPAR Group, Inc.

Index

PART I:	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	2

	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4	Controls and Procedures	26

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3	Defaults Upon Senior Securities	29

Item 4	Mine Safety Disclosures	29

Item 5	Other Information	29

Item 6	Exhibits	30

SIGNATURES		31

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net revenues	$67,333	$69,832	$197,649	$196,626
Related party - cost of revenues	1,628	2,535	4,807	7,201
Cost of revenues	52,332	54,457	152,235	151,806
Gross profit	13,373	12,840	40,607	37,619
Selling, general and administrative expense	11,284	10,614	32,345	29,952
Depreciation and amortization	548	506	1,574	1,524
Operating income	1,541	1,720	6,688	6,143
Interest expense, net	380	270	1,248	595
Other income, net	(164)	(126)	(347)	(363)
Income before income tax expense	1,325	1,576	5,787	5,911

Income tax expense	227	676	1,806	1,942
Net income	1,098	900	3,981	3,969
Net income attributable to non-controlling interest	(839)	(932)	(2,217)	(2,180)
Net income (loss) attributable to SPAR Group, Inc.	$259	$(32)	$1,764	$1,789
Basic income per common share attributable to SPAR Group, Inc.	$0.01	$(0.00)	$0.08	$0.08
Diluted income per common share attributable to SPAR Group, Inc.	$0.01	$(0.00)	$0.08	$0.08
Weighted-average common shares outstanding – basic	23,237	22,227	23,201	21,873
Weighted-average common shares outstanding – diluted	23,376	22,227	23,350	22,010

Net income	$1,098	$900	$3,981	$3,969
Other comprehensive income (loss)
Foreign currency translation adjustments	(497)	(1,085)	(359)	(5,021)
Comprehensive income (loss)	601	(185)	3,622	(1,052)
Comprehensive (income) loss attributable to non-controlling interest	(688)	(303)	(1,788)	1,696
Comprehensive income (loss) attributable to SPAR Group, Inc.	$(87)	$(488)	$1,834	$644

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$7,960	$9,345
Accounts receivable, net	65,650	63,714
Prepaid expenses and other current assets	6,163	7,861
Total current assets	79,773	80,920
Property and equipment, net	3,094	3,261
Operating lease right-of-use assets	2,023	969
Goodwill	1,712	1,708
Intangible assets, net	1,295	2,040
Deferred income taxes, net	3,859	3,766
Other assets	2,259	1,934
Total assets	$94,015	$94,598
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,533	$10,588
Accrued expenses and other current liabilities	16,674	20,261
Due to affiliates	2,999	2,964
Customer incentives and deposits	1,771	2,399
Lines of credit and short-term loans	19,323	17,980
Current portion of operating lease liabilities	946	363
Total current liabilities	52,246	54,555
Operating lease liabilities, net of current portion	1,077	606
Long-term debt	922	1,376
Total liabilities	54,245	56,537
Commitments and contingencies – See Note 4
Stockholders' equity:

Series B convertible preferred stock, $0.01 par value per share: 2,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 2,000,000 shares issued as of September 30, 2023 and December 31, 2022; 650,000 shares and 854,753 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	7	9
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 23,446,444 and 23,059,138 shares issued as of September 30, 2023 and December 31, 2022, respectively; 23,240,959 shares and 22,853,653 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	232	229
Treasury stock, at cost, 205,485 shares and 205,485 shares as of September 30, 2023 and December 31, 2022, respectively	(285)	(285)
Additional paid-in capital	20,928	20,708
Accumulated other comprehensive loss	(4,871)	(4,941)
Retained earnings	8,471	6,707
Total stockholders' equity attributable to SPAR Group, Inc.	24,482	22,427
Non-controlling interest	15,288	15,634
Total stockholders’ equity	39,770	38,061
Total liabilities and stockholders’ equity	$94,015	$94,598

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	22,961	$229	855	$9	205	$(285)	$20,708	$(4,941)	$6,707	$15,634	$38,061
Share-based compensation	-	-	-	-	-	-	173	-	-	-	173
Conversion of preferred stock to common stock	307	4	(205)	(2)	-	-	3	-	-	-	5
Dividend to NCI	-	-	-	-	-	-	-	-	-	(334)	(334)
Other comprehensive income	-	-	-	-	-	-	-	85	-	92	177
Net income	-	-	-	-	-	-	-	-	866	911	1,777
Balance at March 31, 2023	23,268	$233	650	$7	205	$(285)	$20,884	$(4,856)	$7,573	$16,303	$39,859
Share-based compensation	-	-	-	-	-	-	(39)	-	-	-	(39)
Dividend to NCI	-	-	-	-	-	-	-	-	-	(850)	(850)
Other changes to noncontrolling interest	-	-	-	-	-	-	-	-	-	(460)	(460)
Retirement of shares	(35)	(1)	-	-	-	-	-	-	-	-	(1)
Other comprehensive income (loss)	-	-	-	-	-	-	-	331	-	(370)	(39)
Net income	-	-	-	-	-	-	-	-	639	467	1,106
Balance at June 30, 2023	23,233	$232	650	$7	205	$(285)	$20,845	$(4,525)	$8,212	$15,090	$39,576
Share-based compensation	–	–	–	–	–	–	83	–	–	–	83
Exercise of stock options	8	0	–	–	–	–	–	–	–	–	0
Distribution to NCI	–	–	–	–	–	–	–	–	–	(490)	(490)
Other comprehensive income (loss)	–	–	–	–	–	–	–	(346)	–	(151)	(497)
Net income	–	–	–	–	–	–	–	–	259	839	1,098
Balance at September 30, 2023	23,241	$232	650	$7	205	$(285)	$20,928	$(4,871)	$8,471	$15,288	$39,770

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	21,320	$213	-	$-	54	$(104)	$17,231	$(5,028)	$7,439	$17,597	$37,348
Share-based compensation expense	-	-	-	-	-	-	150	-	-	-	150
Issuance of Series B convertible preferred stock	-	-	2,000	20	-	-	3,248	-	-	-	3,268
Conversion of Series B convertible preferred stock to common stock	525	5	(350)	(3)	-	-	-	-	-	-	2
Other comprehensive income (loss)	-	-	-	-	-	-	-	1,602	-	(1,976)	(374)
Net income	-	-	-	-	-	-	-	-	672	783	1,455
Balance at March 31, 2022	21,845	$218	1,650	$17	54	$(104)	$20,629	$(3,426)	$8,111	$16,404	$41,849
Share-based compensation	-	-	-	-	-	-	130	-	-	-	130
Stock repurchase program	(74)	-	-	-	74	(89)	1	-	-	-	(88)
Other comprehensive (loss)	-	-	-	-	-	-	-	(2,237)	-	(1,325)	(3,562)
Net income (loss)	-	-	-	-	-	-	-	-	1,149	465	1,614
Balance at June 30, 2022	21,771	$218	1,650	$17	128	$(193)	$20,760	$(5,663)	$9,260	$15,544	$39,943
Share-based compensation	-	-	-	-	-	-	309	-	-	-	309
Majority Shareholder agreement	949	9	(633)	(6)	-	-	-	-	-	-	3
Exercise of stock options	38	-	-	-	-	-	(118)	-	-	-	(118)
Stock repurchase program	(74)	-	-	-	74	(92)	-	-	-	-	(92)
Retirement of shares	(3)	-	-	-	-	-	-	-	-	-	-
Other comprehensive (loss)	-	-	-	-	-	-	-	(511)	-	(574)	(1,085)
Net income (loss)	-	-	-	-	-	-	-	-	(32)	932	900
Balance at September 30, 2022	22,681	$227	1,017	$11	202	$(285)	$20,951	$(6,174)	$9,228	$15,902	$39,860

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$3,981	$3,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,574	1,524
Amortization of operating lease right-of-use assets	433	589
Bad debt expense, net of recoveries	138	35
Deferred income tax expense (benefit)	(15)	-
Share-based compensation expense	217	585
Majority stockholders change in control agreement	-	(420)
Changes in operating assets and liabilities:
Accounts receivable	(1,963)	(12,283)
Prepaid expenses and other current assets	1,635	(4,164)
Accounts payable	409	3,708
Operating lease liabilities	(433)	(589)
Accrued expenses and other current liabilities	(4,336)	2,884
Net cash provided by (used in) operating activities	1,640	(4,162)

Cash flows from investing activities
Purchases of property and equipment	(1,083)	(1,237)
Net cash used in investing activities	(1,083)	(1,237)

Cash flows from financing activities
Borrowings under line of credit	80,151	33,151
Repayments under line of credit	(79,520)	(23,904)
Payments to acquire noncontrolling interests	(473)	-
Distribution to noncontrolling interest	(1,674)	-
Net cash provided by (used in) financing activities	(1,516)	9,247

Effect of foreign exchange rate changes on cash	(426)	(5,200)
Net change in cash, cash equivalents and restricted cash	(1,385)	(1,352)
Cash, cash equivalents at beginning of period	9,345	13,473
Cash, cash equivalents at end of period	$7,960	$12,121

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,302	$738
Cash paid for income taxes	$1,945	$1,710

Supplemental disclosure of non-cash investing and financing activities:
Non-cash majority stockholders change in control agreement charges	$-	$3,270

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2023, consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2023 and 2022, and consolidated cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2023.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance was effective for the Company beginning January 1, 2023, and interim periods therein. Early adoption is permitted. The Company adopted ASU No. 2016-13 on January 1, 2023 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements, results of operations or disclosures.

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

As of September 30, 2023, the aggregate interest rate was 10.40% per annum and the aggregate outstanding loan balance was approximately $15.6 million, which is included within lines of credit and short-term loans in the unaudited condensed consolidated balance sheets. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility was approximately $14.5 million; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility was approximately $1.1 million.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each the NM Borrowers (i.e., SMF and SCC) and imposes limits on all of the NM Loan Parties (including SGRP) on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, increases in executive, officer or director compensation, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of September 30, 2023.

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

International Credit Facilities

In October 2017, SPARFACTS Australia Pty. Ltd. secured a line of credit facility with National Australia Bank for AUD$0.8 million. The facility provides for borrowing based upon a formula, as defined in the applicable loan agreement (principally 80% of eligible accounts receivable less certain deductions) and was due on demand.

In December 2020, SPAR China secured a loan with Industrial Bank for 3.0 million Chinese Yuan. The loan will expire in December 2023 and is due on demand.

In December 2021, SPAR China secured a loan with Industrial and Commercial Bank of China for 2.0 million Chinese Yuan, which was paid in July 2023.

In March 2022, SGRP Meridian (Pty), Ltd. secured loans with Investec Bank Ltd, for 100.5 million South African Rand; of which 80.0 million South African Rand expires in July 2024 and 25.0 million South African Rand expires in July 2025.

Summary of the Company’s lines of credit and short-term loans (in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	September 30, 2023	September 30, 2023	December 31, 2022	December 31, 2022
Australia - National Australia Bank	12.10%	$132	10.60%	$156
China- Industrial and Commercial Bank	4.15%	-	4.15%	290
China- Industrial Bank	4.00%	411	4.00%	435
South Africa - Investec Bank Ltd.	11.75%	2,522	10.50%	1,700
USA - North Mill Capital	10.40%	15,558	5.25%	14,399
USA - Resource Plus Seller Notes	1.85%	700	1.85%	1,000
Total		$19,323		$17,980

Summary of the Company’s Long- term debt (dollars in thousands):

	Interest Rate as of	Balance Outstanding	Interest Rate as of	Balance Outstanding
	September 30, 2023	September 30, 2023	December 31, 2022	December 31, 2022
South Africa - Investec Bank Ltd.	11.75%	$922	10.50%	$1,376
Total		$922		$1,376

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	September 30,	December 31,
	2023	2022
Unused Availability:
United States / Canada	$1,863	$4,601
Australia	383	390
South Africa	2,107	454
Mexico	-	1
Total Unused Availability	$4,353	$5,446

4.	Commitments and Contingencies

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

As of September 30, 2023, the Company’s certificate of incorporation authorized the Company to issue 47,000,000 shares of common stock, par value $0.01 per share.

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

In May 2022, the Board authorized the Company to repurchase up to 500,000 shares of the Company’s common stock pursuant to the 2022 Stock Repurchase Program (the "2022 Stock Repurchase Program"), which ended May 2023.  During the three and nine months ended September 30, 2023, there were no shares of common stock repurchased under the 2022 Stock Repurchase Program.

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

During the nine months ended September 30, 2023, 204,753 shares of Series B convertible preferred stockconverted to 307,130 shares of the Company’s common stock.  As of September 30, 2023, 650,000 shares of Series B convertible preferred stock were outstanding, which upon vesting, will convert to 975,000 shares of the Company’s common stock.

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

Stock Options

For the three months ended September 30, 2023 and 2022, the Company recognized share-based compensation expense related to stock options of approximately $15,000 and $30,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized share-based compensation expense related to stock options of approximately $45,000 and $166,000, respectively.

Restricted Stock Units

For the three months ended September 30, 2023 and 2022, the Company recognized share-based compensation expense related to restricted stock units of approximately $68,000 and $109,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized share-based compensation expense related to restricted stock units of approximately $172,000 and $423,000, respectively.

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

The Corporation's amended and restated 2022 By-Laws were adopted to increase the independence of the Board by making the following changes (among others): (i) the Board size was fixed at 7 and must consist of at least three (3) Super Independent Directors (as defined below) plus the CEO at all times; (ii) the Chairman, Vice Chairman and all Committee Chairpersons must qualify as Super Independent Directors ; and (iii) to establish a quorum, any Board meeting must have 70% of the Directors including the majority of Super Independent Directors.  If there are less than three (3) Super Independent Directors, then the least tenured non-Super Independent Director, other than the CEO, may not vote on Board matters, which helps to ensure that the Board remains under independent governance.  As defined in the 2022 By-Laws "Super Independent Director" means a member of the Board who: (1) qualifies as an independent director under applicable laws and regulations; (2) is affirmatively determined to be an independent director by the Governance Committee of the Board; (3) excludes the Majority Stockholders, Spar Administrative Services, Inc. and Spar Business Services, Inc. and any of their respective Relatives, Family Members, or Affiliates; and (4) excludes any Person that is or was a present or past employee or advisor of any company with which any of the Majority Stockholders has been involved and any Person that is, or was in the past, related or affiliated in any way to any of the Majority Stockholders, including, without limitation, any Affiliates of Innovative Global Technologies, LLC or SP/R, Inc. Defined Benefit Pension Trust.

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

Other Domestic Related Party Transactions

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and also a director of both NMA and NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin also owns 100% of National Store Retail Services ("NSRS"). Beginning in September 2018 and through June 2021, NSRS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs. Starting in July 2021, the domestic merchandising specialist field force services provided by NSRS was transitioned to National Remodel & Setup Services, LLC ("NRSS") with the same financial arrangement. Mrs. Andrea Burdekin is the owner of NRSS. NMS also leases office space from Mr. Burdekin. The costs associated with these activities for the three months ended September 30, 2023 and 2022 were approximately $1.5 million and $2.5 million, respectively. The costs associated with these activities for the nine months ended September 30, 2023 and 2022 were approximately $4.2 million and $7.1 million, respectively.

Resource Plus is owned jointly by SGRP through its direct ownership of 51% of the Resource Plus membership interests and by Mr. Richard Justus through his ownership of the other 49% of the Resource Plus membership interests. Mr. Justus has a 50% ownership interest in RJ Holdings which owns the buildings where Resource Plus is headquartered and operates and are subleased to Resource Plus. The costs associated with these activities for the three months ended September 30, 2023 and 2022 were approximately $0.1 million and $0.2 million, respectively. The costs associated with these activities for the nine months ended September 30, 2023 and 2022 were approximately $0.4 million and $0.5 million, respectively.

On  December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of President and Chief Executive Officer, Michael R. Matacunas. Costs associated with these activities for the nine-months ended September 30, 2023 and 2022 were approximately $0.1 million and $0.1 million, respectively.

International Related Party Services

The Company's principal Brazilian subsidiary, SPAR BSMT, is owned 51% by the Company. Mr. Jonathan Dagues Martins, ("JDM") is the Chief Executive Officer and President of each SPAR Brazil subsidiary pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JDM is a related party of the Company. EILLC is owned by Mr. Peter W. Brown, a director of SPAR BSMT and the Corporation.

SPARFACTS is a consolidated international subsidiary of the Company and is owned 51% by SGRP. Ms. Lynda Chapman is a director of SPARFACTS. Her various companies provide office lease, accounting and consultant services to SPARFACTS.

Summary of Certain Related Party Transactions

Due to related parties consists of the following as of the periods presented (in thousands):

	September 30,	December 31,
	2023	2022
Loans from joint venture partners(1):
China	$1,500	$1,382
Mexico	623	623
Australia	610	693
Resource Plus	266	266
Total due to affiliates	$2,999	$2,964

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

As of September 30, 2023, there are approximately $0.2 million of benefits payable, which are included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

9.	Segment Information

Select statement of operations activity of the Company’s reportable segments for the periods presented were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues:
Americas	$53,796	$53,738	$154,457	$149,992
APAC	5,674	7,147	17,432	19,351
EMEA	7,863	8,947	25,760	27,283
Total net revenues	$67,333	$69,832	$197,649	$196,626

Operating income (loss):
Americas	$1,328	$1,441	$5,894	$5,862
APAC	(218)	(341)	(510)	(1,491)
EMEA	431	620	1,304	1,772
Total operating income	$1,541	$1,720	$6,688	$6,143

Interest expense, net:
Americas	$264	$203	$895	$399
APAC	31	6	47	24
EMEA	85	61	306	172
Total interest expense, net	$380	$270	$1,248	$595

Other (income) expense, net:
Americas	$5	$(12)	$22	$(24)
APAC	(59)	(50)	(69)	(62)
EMEA	(110)	(64)	(300)	(277)
Total other (income) expense, net	$(164)	$(126)	$(347)	$(363)

Income (loss) before income tax expense:
Americas	$1,059	$1,250	$4,977	$5,487
APAC	(190)	(297)	(488)	(1,453)
EMEA	456	623	1,298	1,877
Total income before income tax expense	$1,325	$1,576	$5,787	$5,911

Income tax expense:
Americas	$(163)	$467	$1,068	$1,346
APAC	45	(145)	8	(104)
EMEA	345	354	730	700
Total income tax expense	$227	$676	$1,806	$1,942

Net income, depreciation and amortization expense, and capital expenditures of the Company’s reportable segments for the periods presented were (in thousands):

Net income (loss):
Americas	$1,222	$783	$3,909	$4,141
APAC	(235)	(152)	(496)	(1,349)
EMEA	111	269	568	1,177
Total net income	$1,098	$900	$3,981	$3,969

Net income (loss) attributable to non-controlling interest
Americas	$604	$(582)	$1,484	$(1,660)
APAC	(5)	(45)	11	476
EMEA	240	(305)	722	(996)
Total net income (loss) attributable to non-controlling interest	$839	$(932)	$2,217	$(2,180)

Net income (loss) attributable to SPAR Group, Inc.
Americas	$618	$201	$2,425	$2,481
APAC	(230)	(197)	(507)	(873)
EMEA	(129)	(36)	(154)	181
Total net income (loss) attributable to SPAR Group, Inc.	$259	$(32)	$1,764	$1,789

Depreciation and amortization
Americas	$472	$482	$1,402	$1,456
APAC	36	15	60	39
EMEA	40	9	112	29
Total depreciation and amortization	$548	$506	$1,574	$1,524

Capital expenditures:
Americas	$286	$433	$946	$1,214
APAC	30	–	37	14
EMEA	49	30	100	9
Total capital expenditures	$365	$463	$1,083	$1,237

There were no intercompany sales for the three and nine months ended September 30, 2023 and 2022.

Total assets of the Company’s reportable segments as of the periods presented were (in thousands):

	September 30,	December 31,
	2023	2022
Assets:
Americas	$73,118	$75,440
APAC	7,917	5,952
EMEA	12,980	13,206
Total assets	$94,015	$94,598

Long-lived assets of the Company’s reportable segments as of the periods presented were (in thousands):

	September 30,	December 31,
	2023	2022
Long lived assets:
Americas	$5,115	$4,605
APAC	1,050	1,244
EMEA	798	315
Total long lived assets	$6,963	$6,164

Geographic Data (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
		% of		% of		% of		% of
		consolidated		consolidated		consolidated		consolidated
		net revenue		net revenue		net revenue		net revenue
United States	$28,722	42.7%	$32,475	46.5%	$81,004	41.0%	$87,406	44.5%
Brazil	18,619	27.7	16,904	24.2	56,717	28.7	49,504	25.2
South Africa	7,863	11.7	8,947	12.8	25,759	13.0	27,283	13.9
Mexico	3,033	4.5	2,375	3.4	8,065	4.1	7,132	3.6
China	2,205	3.3	3,460	5.0	7,106	3.6	7,930	4.0
Japan	1,489	2.2	1,725	2.5	4,533	2.3	5,536	2.8
Canada	3,421	5.1	2,707	3.9	8,671	4.4	5,949	3.0
India	1,577	2.2	831	1.1	4,420	2.2	4,765	2.4
Australia	404	0.6	408	0.6	1,374	0.7	1,121	0.6
Total net revenue	$67,333	100.0%	$69,832	100.0%	$197,649	100.0%	$196,626	100.0%

10.	Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Costs	Classification	2023	2022	2023	2022
Operating lease cost	Selling, General and Administrative Expense	$71	$103	$212	$358
Short-term lease cost	Selling, General and Administrative Expense	19	137	130	399
Variable costs	Selling, General and Administrative Expense	13	21	44	74
Total lease cost		$103	$261	$386	$831

(1) Variable lease expense consists primarily of property taxes, property insurance, and common area or other maintenance costs for the Company’s leases of office space.

The following includes supplemental information for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Cash paid for amounts included in the measurement of lease liabilities	$233	$245	$489	$775

Assets obtained in exchange for new operating lease liabilities
Operating lease	$386	$-	$1,497	$-

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

	September 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$2,023	$969
Liabilities:
Current portion of operating lease liabilities	946	363
Non-current portion of operating lease liabilities	1,077	606
Total operating lease liabilities	$2,023	$969

Weighted-average remaining lease term - operating leases (in years)	2.1	2.04
Weighted-average discount rate - operating leases	10.0%	6.4%

The following table summarizes the maturities of lease liabilities as of September 30, 2023 (in thousands):

Period Ending December 31,	Amount
2023	$281
2024	886
2025	957
2026	179
2027	144
Thereafter	109
Total Lease Payments	2,556
Less: imputed interest	533
Total	$2,023

11.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$259	$(32)	$1,764	$1,789

Denominator:
Weighted-average common shares outstanding – basic	23,237	22,227	23,201	21,873
Effect of potentially dilutive securities:
Stock options and unvested restricted shares	139	-	149	137
Weighted-average common shares outstanding – diluted	23,376	22,227	23,350	22,010

Basic income per common share attributable to SPAR Group, Inc.	$0.01	$0.00	$0.08	$0.08
Diluted income per common share attributable to SPAR Group, Inc.	$0.01	$0.00	$0.08	$0.08

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2023, the Company operated in nine countries, including the United States, Canada, Mexico, Brazil, South Africa, Australia, China, Japan and India. Across all of these countries, the Company successfully executes programs through its multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store and product conditions.

With more than 50 years of experience and a diverse network of merchandising specialists around the world, the Company continues to grow its relationships with some of the world’s leading businesses. The combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates the Company from the competition.

The Company’s focus is providing services. The team works closely with clients to determine their key objectives to execute globally, focusing on enhancing their sales and profit. At retail, the Company’s merchandising brand marketing specialists perform a wide range of programs to maximize product sell-through to consumers. Some of these programs include launching new products, installing displays, assembling product fixtures, and ensuring shelves are fully stocked and reordering when they are not. The Company also assists with sales and customer service. As retailers adapt to changes and new opportunities, our team engages in the total renovations and updating of stores, as well as preparing new locations for grand openings. The Company’s distribution associates work in retail and consumer goods distribution and fulfilment centers to prepare the centers to open, testing systems, putting away, picking products and providing peak staffing services for our clients to optimize their supply chain.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
●	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
●	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income	$1,098	$900	$3,981	$3,969
Depreciation and amortization	548	506	1,574	1,524
Interest expense, net	380	270	1,248	595
Income tax expense	227	676	1,806	1,942
Other income, net	(164)	(126)	(347)	(363)
Consolidated EBITDA	2,089	2,226	8,262	7,667
Review of strategic alternatives	143	-	571	-
Shared based compensation	83	309	217	589
Legal costs / settlements - non recurring	140	-	140	(368)
Restructuring costs	28	-	28	-
Consolidated Adjusted EBITDA	2,483	2,535	9,218	7,888
Adjusted EBITDA attributable to noncontrolling interest	(977)	(1,295)	(3,211)	(3,035)
Adjusted EBITDA attributable to SPAR Group, Inc.	$1,506	$1,240	$6,007	$4,853

RESULTS OF OPERATIONS

For the three months ended September 30, 2023, compared to the three months ended September 30, 2022

The following table sets forth selected financial data and data as a percentage of Net revenues for the periods indicated (in thousands).

	Three Months Ended September 30,
	2023		2022
	$	%	$	%
Net revenues	$67,333	100.0%	$69,832	100.0%
Cost of revenues	53,960	80.1	56,992	81.6
Gross profit	13,373	19.9	12,840	18.4
Selling, general & administrative expense	11,284	16.8	10,614	15.2
Depreciation & amortization	548	0.8	506	0.7
Operating income	1,541	2.3	1,720	2.5
Interest expense, net	380	0.6	270	0.4
Other income, net	(164)	(0.2)	(126)	(0.2)
Income before income tax expense	1,325	2.0	1,576	2.3
Income tax expense	227	0.3	676	1.0
Net income	1,098	1.6	900	1.3
Net income attributable to non-controlling interest	(839)	(1.2)	(932)	(1.3)
Net income (loss) attributable to SPAR Group, Inc.	$259	0.4%	$(32)	(0.0)%

Net Revenues

Net revenues for the three months ended September 30, 2023 were $67.3 million, compared to $69.8 million for the three months ended September 30, 2022, a decrease of $2.5 million, or 3.6%. This was driven by lower revenue in APAC and EMEA impact by exchange rates and underlying performance, with Americas revenue marginally higher year on year.

For the three months ended September 30, 2023 and 2022, the Americas net revenue was $53.8 million and $53.7 million, respectively, reflecting growth in our core merchandising services business offset by delays in retail remodel projects to later in the year or early next year by our clients. Core merchandising had a strong growth quarter in the US SPAR owned business, in Brazil and in Canada.

For the three months ended September 30, 2023 and 2022, APAC net revenue was $5.7 million and $7.1 million, respectively, a decrease of $1.4 million, or 20.6%. This decrease is partially the result of negative foreign exchange rate movement as well as other extraneous conditions such as the minimum wage increase in Japan.

For the three months ended September 30, 2023 and 2022, EMEA net revenue was $7.9 million and $8.9 million, respectively, a decrease of $1.0 million, or 12.1% partially a consequence the foreign exchange rate impact. The economy in South Africa experienced high inflation, rolling power blackouts and rising food prices during the three-month period.  These items combined with a negative foreign exchange rate impact contributed to the quarter results.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 80.1% of net revenue for the quarter ended September 30, 2023 compared to 81.6% of net revenues for the quarter ended September 30, 2022. We delivered an 150-basis point improvement in gross margins against the global pressure of recruiting and continued though more modest wage inflation.

Cost of revenues for the three months ended September 30, 2023 were $54.0 million, compared to $57.0 million for the three months ended September 30, 2022, a decrease of $3.0 million, or 5.3%.

For the three months ended September 30, 2023 and 2022, the Americas cost of revenues were $43.9 million and $44.5 million, respectively, a decrease of $0.6 million, or 1.4%. The Americas cost of revenue as a percent of net revenue was 81.6% for the quarter ended September 30, 2023 and 82.8%  for the quarter ended September 30, 2022, reflecting a 120-basis-point improvement in gross margin. We were able to achieve these results by our continued focus on contract pricing, a stabilization in market wages, increasing our higher margin services mix, and reducing travel expenses related to remodel projects.

For the three months ended September 30, 2023 and 2022, APAC cost of revenues were $4.1 million and $5.6 million, respectively, a decrease of $1.5 million, or 27.0%. The APAC cost of revenue as a percent of net revenue was 72.5% and 78.8% for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022. The improvement was partially due to operating fully in China compared to the slow recovery from the zero-tolerance policy in 2022 third quarter, which inflated cost of revenue ratios in 2022.

For the three months ended September 30, 2023 and 2022, EMEA cost of revenues were $5.9 million and $6.9 million, respectively a decrease of $1.0 million, or 13.2%. The EMEA cost of revenue as a percent of net revenue was 75.6% and 76.6% for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022. The decrease in cost was primarily the result of the service mix during the quarter and our ability to manage gross margins.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $11.3 million, or 16.8% of net revenue, and approximately $10.6 million, or 15.2% of net revenue for the quarters ended September 30, 2023 and 2022, respectively. Selling, general and administrative expenses for the quarter ended September 30, 2023 includes several one-time expenses of approximately $.4 million related to our consideration of strategic alternatives, restructuring initiatives, and exceptional legal costs.

For the three months ended September 30, 2023 and 2022, Americas selling, general and administrative expenses were approximately $8.1 million and $7.3 million, respectively, an increase of $0.8 million, or 10.8%. The increase includes the one-time strategic alternative expenses and the annualization of our investment in recruiting and moving our technology to the cloud.

For the three months ended September 30, 2023 and 2022, APAC selling, general and administrative expenses were approximately $1.7 million and $1.8 million, respectively, a decrease is of $0.1 million, or 5.4%. The decrease is primarily attributable to reduction in China and Japan's SG&A's expenses as we carefully manage these businesses in response to the broader economic trends.

For the three months ended September 30, 2023 and 2022, EMEA selling, general and administrative expenses were approximately $1.5 million and $1.5 million, respectively, a decrease of less than $0.1 million, or 1.5%.

Depreciation and Amortization

For the three months ended September 30, 2023 and 2022, depreciation and amortization was approximately $0.5 million and $0.5 million, respectively.

Interest Expense

For the three months ended September 30, 2023 and 2022, interest expense was approximately $0.4 million and $0.3 million, respectively which reflects higher leverage (to support growth) and an increase in interest rates.

Other Income, Net

For the three months ended September 30, 2023 and 2022, other (income), net was approximately (0.1) million and ($0.1) million, respectively driven by higher other income net in EMEA.

Income Tax Expense

For the three months ended September 30, 2023 and 2022, income tax expense was approximately $0.2 million with an effective rate of 17%  and $0.7 million with an effective rate of 43%, respectively. For the third quarter of 2023, our effective rate varied from the U.S. federal statutory rate of 21% primarily as a result of dispersion of global income and impact of higher foreign tax rates and permanent items including non-deductible expenses.

For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands).

	Nine Months Ended September 30,
	2023		2022
	$	%	$	%
Net revenues	$197,649	100.0%	$196,626	100.0%
Cost of revenues	157,042	79.5	159,007	80.9
Gross profit	40,607	20.5	37,619	19.1
Selling, general & administrative expense	32,345	16.4	29,952	15.2
Depreciation & amortization	1,574	0.8	1,524	0.8
Operating income	6,688	3.4	6,143	3.1
Interest expense, net	1,248	0.6	595	0.3
Other income, net	(347)	(0.2)	(363)	(0.2)
Income before income tax expense	5,787	2.9	5,911	3.0
Income tax expense	1,806	0.9	1,942	1.0
Net income	3,981	2.0	3,969	2.0
Net income attributable to non-controlling interest	(2,217)	(1.1)	(2,180)	(1.1)
Net income attributable to SPAR Group, Inc.	$1,764	0.9%	$1,789	0.9%

Net Revenues

Net revenues for the nine months ended September 30, 2023 were $197.7 million, compared to $196.6 million for the nine months ended September 30, 2022, an increase of $1.1 million, or 0.6%.

For the nine months ended September 30, 2023 and 2022, the Americas net revenue was $154.4 million and $150.0 million, respectively, an increase of $4.4 million, or 2.9%. This increase is due to continued strength in our merchandising services, remodel and distribution services in the U.S. partially offset by a temporary decline in the remodel business especially in our US joint ventures as key clients are pushing projects into the future. Our Canadian operations continued merchandising work while expanding store remodel work.  Other contributors are the continued demand momentum in Brazil with stronger revenue and margins as the year started and stability in Mexico.

For the nine months ended September 30, 2023 and 2022, APAC net revenue was $17.4 million and $19.4 million, respectively, a decrease of $2.0 million, or 9.9%. This decrease reflects that despite some sense of recovery in Q2, there is still strong continued economic pressures in China and Japan partially offset by growth in Australia.

For the nine months ended September 30, 2023 and 2022, EMEA net revenue was $25.8 million and $27.3 million, respectively, a decrease of $1.5 million, or 5.6%.  We have expanded relationships with key clients and continued our focus on profitability in our South African joint venture.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 79.5% of net revenue for the nine months ended September 30, 2023 compared to 80.9% of net revenues for the nine months ended September 30, 2022. We delivered a 140-basis point improvement in gross margins against the global pressure of recruiting and wage inflation.

Cost of revenues for the nine months ended September 30, 2023 were $157.0 million, compared to $159.0 million for the nine months ended September 30, 2022, a decrease of $2.0 million, or 1.2%.

For the nine months ended September 30, 2023 and 2022, the Americas cost of revenues were $123.9 million and $122.5 million, respectively, an increase of $1.4 million, or 1.1%. The Americas cost of revenue as a percent of net revenue was 80.2% for the nine months ended September 30, 2023 and 81.7%  for the nine months ended September 30, 2022, reflecting a 150-basis point improvement in gross margin. We were able to achieve these results by focusing on contract pricing, increasing our higher margin services mix and reducing overtime among other improvements. These results also reflect a stabilizing of market wages.

For the nine months ended September 30, 2023 and 2022, APAC cost of revenues were $12.9 million and $14.9 million, respectively, a decrease of $2.0 million, or 13.3%. The APAC cost of revenue as a percent of net revenue was 74.1% and 77.0% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in cost of revenue was primarily the result of efficiencies in the Indian and Chinese operations relative to 2022 challenges.

For the nine months ended September 30, 2023 and 2022, EMEA cost of revenues were $20.2 million and $21.6 million, respectively a decrease of $1.4 million, or 6.4%. The EMEA cost of revenue as a percent of net revenue was 78.3% for the nine months ended September 30, 2023 compared to 79.0% for the nine months ended September 30, 2022. The decrease in cost was primarily the result of our continuous focus on pricing, operating improvements and new client business.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $32.3 million, or 16.4% of net revenue, and approximately $30.0 million, or 15.2% of net revenue for the nine months ended September 30, 2023 and 2022, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2023 includes several one-time expenses of approximately $.9 million related to our consideration of strategic alternatives, restructuring initiatives, and exceptional legal costs.

For the nine months ended September 30, 2023 and 2022, Americas selling, general and administrative expenses were approximately $23.2 million and $20.1 million, respectively, an increase of $3.1 million, or 15.4%. The increase is primarily the result of the one-time strategic alternative expenses, and investment in SG&A to support the accelerated growth.

For the nine months ended September 30, 2023 and 2022, APAC selling, general and administrative expenses were approximately $5.0 million and $5.9 million, respectively, a decrease is of $0.9 million, or 16.0%. The decrease is primarily attributable to reduction in China and Japan's SG&A's expenses as we carefully manage these businesses in response to the broader economic trends.

For the nine months ended September 30, 2023 and 2022, EMEA selling, general and administrative expenses were approximately $4.1 million and $3.9 million, respectively, an increase of $0.2 million, or 6.0%, primarily reflecting an increase in corporate overhead partly related to the one-time expenses referenced above.,

Depreciation and Amortization

For the nine months ended September 30, 2023 and 2022, depreciation and amortization was approximately $1.6 million and $1.5 million, respectively.

Interest Expense

For the nine months ended September 30, 2023 and 2022, interest expense was approximately $1.2 million and $0.6 million, respectively which reflects higher leverage (to support growth) and an increase in interest rates.

Other Income, Net

For the nine months ended September 30, 2023 and 2022, other expense (income), net was approximately ($0.3) million and ($0.4) million, respectively.

Income Tax Expense

For the nine months ended September 30, 2023 and 2022, income tax expense was approximately $1.8 million with an effective rate of 31%  and $1.9 million with an effective rate of 31%, respectively. For the first nine months of 2023, our effective rate varied from the U.S. federal statutory rate of 21% primarily as a result of dispersion of global income and impact of higher foreign tax rates and permanent items including non-deductible expenses.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 31, 2022, and the notes thereto, which are included in the 2022 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 17, 2023. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our significant accounting policies during the three months ended September 30, 2023.

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

Cash Flows for the nine Months Ended September 30, 2023 and 2022

Net cash provided by (used in) operating activities $1.6 million and ($4.2) million for the nine months ended September 30, 2023 and 2022, respectively.

Net cash used in investing activities was approximately $1.1 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Net cash (used in) provided by financing activities was approximately ($1.5) million and $9.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Reflecting the impact of foreign exchange rate changes on the activity above resulted in a decrease in cash, cash equivalents and restricted cash for the nine months ended September 30, 2023 and 2022 of approximately $0.4 million and $5.2 million, respectively.

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

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2023. In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we identified a material weakness in internal control over financial reporting, as described below.

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

Remediation Efforts

The Company has begun the process of, and is focused on, designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate the material weakness identified above. The Company's internal control remediation efforts include the following:

●	In the nine months ended September 30, 2023, the Company hired a new Chief Financial Officer, an interim Vice President Controller, and a Director of Accounting;

●	The Company is in the process of implementing a risk assessment process by which management identifies risks of misstatement related to all account balances;

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

Changes in Internal Controls Over Financial Reporting

Except for the material weakness and corrective measures discussed above, there was no other changes in the Company's internal controls over financial reporting that occurred during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For further discussion of certain legal proceedings, see Note 8 – Related Party Transactions and Note 4 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2023, which is incorporated herein by reference, and Note 6 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part IV, Item 15 on the 2022 Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on April 17, 2023.

SPAR Group, Inc. and Subsidiaries

Item 1A.	Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2022 Annual Report on Form 10-K for the year ended December 31, 2022, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q for the three months ended September 30, 2023.

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

Date: November 14, 2023	SPAR Group, Inc., Registrant

By: /s/ Antonio Calisto Pato
Antonio Calisto Pato Chief Financial Officer, Treasurer and Secretary