Form 10-K
period 2023-12-31
SPAR Group, Inc.
filed 2024-04-01
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 0-27408

SPAR GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 Opdyke Court, Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (248) 364-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	SGRP	The NASDAQ Stock Market LLC

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 31, 2023, based on the closing price of the Common Stock of $1.01 per share as reported by the Nasdaq Capital Market on such date, was approximately $7,145,820.

The number of shares of the Registrant's Common Stock outstanding as of March 15, 2024, was 24,215,959 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement on Schedule 14A for the registrant's 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

NOTE ON Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2023 (this "Annual Report"), contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation") and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group", the "Company" "SPAR", "We", or "Our").  There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its 2024 Annual Meeting of Stockholders (the "Proxy Statement"), which SGRP expects to file on or about April 26, 2024, with the Securities and Exchange Commission (the "SEC"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report, the Proxy Statement and such Current Reports, each a "SEC Report").

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

As of December 31, 2023, we operated in eight countries including the United States, Canada, Mexico, Brazil, South Africa, China, Japan and India. Across all of these countries, we successfully execute programs through our multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store / product conditions.

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

To capitalize on the growing demand, the Company’s business strategy is focused on three (3) priorities: 1) Grow the Core Business; 2) Introduce or Acquire New Services; and 3) Invest in Technology. The result of this strategic framework will be top-line growth, expanded margins, more value for clients and higher levels of free cash flow to allow us to invest for more growth.

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

Our Business Divisions

The Company operates through three divisions: Americas, Asia Pacific (APAC), and Europe, Middle East and Africa (EMEA). The Americas division encompasses the United States, Canada, Mexico, and Brazil. The APAC division includes Japan, China, Australia, and India. As detailed in Note 10 (Related Party Transactions), the company divested its stake in the Australian joint venture (JV), effective December 31, 2023. The financial results for the full years of 2023 and 2022 incorporate the Australian operations, which will be excluded from the financial results after 2023. The EMEA division consists of South Africa.

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

The following table provides details of the structure of our Domestic and International businesses:

Primary Territory	Entity Name	SGRP Percentage Ownership	Principal Office Location
Americas
United States of America	SPAR Marketing Force, Inc.	100%	Auburn Hills, Michigan
	SPAR Assembly and Installation, Inc.	100%	Auburn Hills, Michigan
	Resource Plus of North Florida, Inc. ("RPI")	51%	Jacksonville, Florida
Canada	SPAR Canada Inc,	100%	Vaughan, Ontario, Canada
Mexico	SPAR TODOPROMO, SAPI, de CV	51%	Mexico City, Mexico
Brazil	SPAR Brasil Serviços de Merchandising e Tecnologia S.A. and its subsidiaries	51%	Sao Paulo, Brazil
Asia- Pacific
Japan	SPAR FM Japan, Inc.	100%	Tokyo, Japan
India	SPAR KROGNOS Marketing Private Limited	51%	New Delhi, India
	Preceptor Marketing Services Private Limited	51%	New Delhi, India
China	SPAR (Shanghai) Marketing Management Company Ltd.	51%	Shanghai, China
Europe, Middle East, Africa (EMEA)
South Africa	SGRP Meridian (PTY), Ltd. and its subsidiaries	51%	Durban, South Africa

The Company tracks and reports certain financial information separately for the individual countries using the same metrics. The primary measurement utilized by management is operating profit, historically the key indicator of long-term growth and profitability, as the Company is focused primarily on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's divisions, which includes their respective net revenues and operating income for each of the years ended December 31, 2023 and 2022, and their respective assets as of December 31, 2023 and 2022, is provided in Note 12 to the Company's Consolidated Financial Statements – Segment Information, below.

Our Services

The Company currently provides six (6) principal types of services: Merchandising and Marketing, Category Management and Setup, Remodel and Retail Transformation, Assembly and Installation, Business Analytics and Insights, Fulfilment and Distribution.

Merchandising and Marketing

Merchandising and Marketing services are pivotal in ensuring that retail environments are optimally organized, products are well-presented, and promotions are effectively implemented to drive sales and enhance customer engagement. This category encompasses a broad range of activities tailored to maintain and elevate the retail experience, including:  (i) resets and cut-ins, which involve the strategic rearrangement or introduction of products within the retail space to keep the store layout fresh and aligned with current marketing strategies or consumer trends, (ii) price and inventory audits, which ensures that pricing is accurate and inventory levels are properly maintained, providing valuable insights for inventory management and pricing strategies, (iii) stock replenishment and rotation services, which are essential for keeping shelves well-stocked and products fresh, especially for perishable goods, thereby enhancing customer satisfaction and minimizing waste, (iv) out of stock management, which focuses on minimizing the occurrence of stockouts and efficiently addressing them when they happen, thus reducing lost sales opportunities and maintaining customer trust, (v) promotional event setup, which entails the planning and execution of in-store events or displays to highlight specific products or sales promotions, creating an engaging shopping experience, and (vi) display management, which includes the design, setup, and maintenance of product displays to attract customer attention and promote featured items effectively. Together, these Merchandising & Marketing services are crucial for retail success, ensuring products are visible, accessible, and appealing to customers.

Category Management and Setup

Category Management and Setup is a comprehensive suite of services aimed at optimizing retail space and product presentation for enhanced customer experience and sales performance. This service category includes a variety of tasks such as (i) category and product resets, which involve reorganizing and refreshing product arrangements and categories in-store to maintain relevance and appeal; (ii) planogram maintenance, which ensures that the layout of products on shelves aligns with a strategic plan to optimize retail space and product visibility; (iii) display and shelf services, which focuses on the maintenance and arrangement of shelves and displays to ensure products are presented attractively; (iv) POP (Point of Purchase) installation and management, which involves setting up and managing marketing materials at the point of purchase to capture customer attention and encourage sales; and (v) display setup, which includes the assembly and arrangement of product displays to highlight new products or promotions, creating an engaging shopping environment. Together, these services work to maintain a coherent and appealing retail environment that enhances product visibility and shopper engagement.

Remodel and Retail Transformation

Remodel & Retail Transformation encompasses a range of strategic services designed to update and revitalize retail environments, ensuring they meet contemporary shopping expectations and trends. This category includes (i) store remodels, where retail spaces undergo comprehensive renovations to enhance aesthetics, functionality, and shopper experience, (ii) store department resets which involve the reorganization and updating of specific sections within a store to improve navigation and product presentation, (iii) fixture and banner installations, which contribute to refreshing the store's visual appeal and marketing communication, (iv) pop-up store services which offer temporary retail setups that can test new markets, products, or concepts in an agile and cost-effective manner and (v) store closings, managed with a focus on efficiency and minimal disruption, ensuring that transitions are smooth for both the retailer and its customers. Through these services, Remodel & Retail Transformation aims to keep retail environments dynamic, engaging, and aligned with brand identity and consumer expectations.

Assembly and Installation

Assembly and Installation services play a crucial role in enhancing the retail and consumer experience by ensuring that products are properly assembled and set up, whether in-store, in the office, or within the consumer's home. This category covers a broad spectrum of tasks that facilitate the ready-to-use delivery of products, improving convenience and satisfaction for both retailers and end-users. Services include (i) the assembly of merchandise in stores, such as furniture and desks, enabling customers to visualize the final product and making the shopping experience more engaging and efficient; (ii) in-store services, which extend to the maintenance of these products, ensuring they remain in optimal condition for display and use; (iii) office setup/down-sizing services, which cater to businesses undergoing changes in their physical workspace, providing expert assembly and installation support for a seamless transition; (iv) National In-Home Furniture Assembly services, which offer consumers the convenience of having furniture professionally assembled in their homes, eliminating the hassle and time commitment typically associated with DIY assembly; and (v) the assembly and installation of fitness equipment, whether it's in a commercial gym setting or a home fitness space, ensures that equipment is set up safely and correctly, maximizing functionality and user safety. Overall, Assembly and Installation services address a vital need in the post-purchase experience, ensuring products are fully functional and ready for use, thereby enhancing customer satisfaction and loyalty.

Business Analytics and Insights

Business Analytics and Insights services provide a critical foundation for informed decision-making and strategic planning in retail and merchandising environments. This suite of services leverages data analysis and visualization tools to deliver actionable insights that drive efficiency, sales, and customer satisfaction, including: (i) product dashboards, which offer a comprehensive view of product performance, inventory levels, and sales trends, enabling quick adjustments to product strategy and stock management, (ii) stock out reporting, which identifies and analyzes instances where products are unavailable on the shelves, allowing for rapid response to restock items and prevent lost sales opportunities, (iii) visit reporting, which tracks and evaluates the effectiveness and outcomes of merchandising visits, providing insights into operational efficiency and areas for improvement, (iv) real-time service insights, which delivers immediate feedback on the execution of merchandising and marketing initiatives, enabling dynamic adjustments to enhance in-store experiences and promotional effectiveness, (v) share of shelf analytics, which assesses the visibility and presence of products on the retail shelf compared to competitors, crucial for strategic positioning and market share growth, and (vi) photo analysis, which uses visual data to evaluate the compliance and appeal of product displays, ensuring that merchandising standards are met and that displays are engaging to customers. Together, these Business Analytics & Insights services empower businesses with the knowledge to optimize operations, tailor marketing efforts, and ultimately drive better business outcomes through data-driven strategies.

Fulfillment and Distribution

Fulfillment & Distribution is a critical service offering that encompasses a range of services including (i) Distribution Center Staffing, which provides the necessary workforce for the effective operation of distribution centers, including handling and sorting,(ii) POP (Point of Purchase) Fulfillment Services focus on the storage, assembly, and delivery of marketing and promotional materials directly to retail locations, ensuring that displays are ready and available for immediate use, (iii) Kiosk Prep, which involves preparing and equipping kiosks with the necessary products and promotional materials, tailored for specific marketing or sales campaigns, (iv) returns processing, which manages the flow of returned goods, ensuring they are efficiently processed, restocked, or disposed of according to the retailer's policies, (v) picking and packing services, which are crucial for order fulfillment, involving the selection of the correct products from inventory and packing them for shipment to the customer or retail outlet, and (vi) inventory services which provide comprehensive management of stock levels, including tracking, auditing, and reporting, to ensure inventory accuracy and availability. Together, these Fulfillment & Distribution services play an essential role in optimizing our customers' supply chain, enhancing their customers' satisfaction, and maintaining seamless operations from warehouse to consumer.

Our Customers

The Company currently represents numerous manufacturers and/or retail clients in a wide range of retail segments and stores worldwide, and its customers (which it refers to as "clients") include the following markets:

Retail segments served include:

●	Mass Merchandisers
●	Grocery
●	HBA
●	Pharmacies
●	Discount
●	Dollar
●	Convenience
●	Cash and Carry
●	Home Improvement
●	Consumer Electronics
●	Automotive
●	Office Supply
●	Independents

Manufacturer segments served include:

●	Personal Technology
●	Consumer Electronics
●	Beverage
●	Household Products
●	Consumables
●	Financial Products
●	Automotive Aftermarket

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

The Company did not have any clients that represented 10% or more of the Company's net revenue for the years ended December 31, 2023 and 2022.

Trademarks and Technology Licensing

The Company has numerous registered trademarks. Certain of the Company's "SPAR" trademarks (the "Licensed Marks") are licensed: (i) for use by affiliated companies in the United States royalty free and in perpetuity pursuant to license agreements that commenced in 1999 (ii) for use by its wholly-owned subsidiaries worldwide royalty free and in perpetuity pursuant to informal license arrangements; (iii) for use by joint venture subsidiaries in their respective jurisdictions pursuant to license agreements for limited terms (executed contemporaneously with their respective joint venture agreements); and (iv) for use by the Independent Field Vendor and Independent Field Administrator respectively providing Field Administrators through December 2022 and providing Field Specialists to the Company domestically in the United States for limited terms and modest royalties pursuant to license agreements with (each as defined below). Portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") currently included in the Company's technology are co-owned by the Company, SPAR Business Services, Inc. ("SBS") and SPAR InfoTech, Inc. ("Infotech"). The Company's global technology systems (including the Co-Owned Software) were maintained and further developed and improved by the Company at its own expense at a cost of $1.0 million in 2023 and $1.5 million in 2022, respectively. Except for SBS and Infotech (they do not need such software licenses because of their co-ownership), each subsidiary and field vendor trademark license and arrangement also licenses the Co-Owned Software to the licensee.

Our Labor Force

Worldwide, the Company utilized a labor force in 2023 of up to approximately 24,288 people depending on seasonality, including the services of Field Specialists and Field Administrators provided by independent third parties.

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

As of December 31, 2023, the Company's labor force in the Americas totaled approximately 17,032 including the services of Field Specialists and Field Administrators furnished by independent third parties. The Company employed in Americas a labor force of 462 full-time employees and 79 part-time employees engaged in operations. In the Company's Americas Division, the Company's merchandising, audit, assembly and other services for its clients are performed by Field Specialists, and the services of a significant portion of them (approximately 16,491) were supplied to the Company by an independent vendor (the "Independent Field Vendor"). The services of a significant portion of the Field Administrators who supervise the Field Specialists (approximately 60) were provided to the Company in the USA by an independent vendor (the "Independent Field Administrator") through December 2023 and by the Company thereafter.

As of December 31, 2023, the Company's Asia-Pacific Division's labor force totaled approximately 2,001 including the services of field personnel and others furnished by independent third parties. Foreign subsidiaries employed 209 full-time and part-time employees. The Company's Asia-Pacific Division's field force consisted of approximately 1,660 Field Specialists engaged locally by our foreign subsidiaries in their respective international operations.

As of December 31, 2023, the Company's EMEA Division's labor force totaled approximately 5,255 including the services of field personnel and others furnished by independent third parties. Foreign subsidiaries employed 713 full-time and part-time employees. The Company's EMEA Division's field force consisted of approximately 4,400 Field Specialists engaged locally by our foreign subsidiaries in their respective international operations.

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

The market price of SGRP Common Stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2023, the sale price of SGRP Common Stock fluctuated from $0.70 to $1.40 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

●

The relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's Majority Stockholders (as defined below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price.

●	The substantial beneficial ownership of the Company's voting stock and potential control by Mr. Robert G. Brown and Mr. William H. Bartels and related parties (the "Majority Stockholders"). See Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement”) and our By-Laws, Item 3 -- Legal Proceedings, below, Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - (including Change of Control, Voting and Restricted Stock Agreement), below.

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

●

The general volatility of stock markets, consumer and investor confidence, and the general state of the economy (which often affect the prices of stock issued by the Corporation and many others without regard to financial results or condition).

If the Corporation issues (other than at fair market value for cash) or the Majority Stockholders sell a large number of shares of SGRP Common Stock, or if the market perceives such an issuance or sale is likely or imminent, the market price of SGRP Common Stock could decline.

The Corporation had in place a 2022 Stock Repurchase Program (as defined and described in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, below), which ended in May 24, 2023. Repurchases by the Corporation could adversely affect the market liquidity of the SGRP Common Stock.

In addition, the volatility in the market price of SGRP Common Stock could lead to class action securities litigation that could in turn impose substantial costs on the Company, divert management's attention and resources from the day-to-day operations of the Company's business and harm the Corporation's stock price, the Company or its performance or condition.

As a small company with stock price volatility, our stock may be de-listed from NASDAQ.

There can be no assurance that the Corporation will be able to comply in the future with Nasdaq's Board Independence Rule, Audit Committee Composition Rule, Bid Price Rule or other Nasdaq continued listing requirements. See Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement") and our By-Laws, below. If the Corporation fails to satisfy the applicable continued listing requirement again in the future, Nasdaq may commence delisting procedures against the Corporation (during which the Corporation may have additional time of up to six (6) months to appeal and correct its non-compliance). If the SGRP Common Stock shares were ultimately delisted by Nasdaq, trading of the SGRP Common Stock could be limited to "over-the-counter" trades and the market liquidity of the SGRP Common Stock could be adversely affected, which could result in a decrease in the market price of the SGRP Common Stock due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting

In addition to the foregoing, if the SGRP Common Stock is delisted from Nasdaq and is traded on the over-the-counter market, the "penny stock" rules, if applicable, could adversely affect the market price of the SGRP Common Stock and increase the transaction costs to sell those shares. The SEC has adopted specific rules regulating "penny stock", including additional risk disclosure requirements by broker dealers. If applicable in the future, the penny stock rules may also restrict the ability of broker-dealers to sell the SGRP Common Stock and may adversely affect the ability of investors to sell their shares.

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

The timing, size and success of litigation settlement efforts and any associated capital commitments cannot be readily predicted. Future litigation settlements may be financed by issuing shares of the SGRP Common Stock (directly or through convertible securities), cash or a combination thereof. If the SGRP Common Stock does not maintain a sufficient market value, or if potential litigants are otherwise unwilling to accept the SGRP Common Stock as part of the consideration for the settlement of their litigation, the Company may be required to obtain additional capital through debt or equity financings. To the extent the SGRP Common Stock is used for all or a portion of the consideration to be paid for legal settlements, dilution may be experienced by existing stockholders. In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for litigation settlements on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its performance or condition. There also can be no assurance that the other parties in any settlement will abide by the terms or any settlement or any related releases. See Item 3 -- Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions (including Change of Control, Voting and Restricted Stock Agreement), below.

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

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels, are significant stockholders ("Significant Stockholders”) and Directors of SGRP and together with certain related parties (collectively, the "Majority Stockholders") beneficially own approximately 62.75% of the SGRP Common Stock and could acquire more. That amount was calculated using their respective individual beneficial ownership, on December 31, 2023, which includes the amounts they represented in the CIC Agreement and subsequent Form 4 filings, the total outstanding ownership (23,446,444 shares) of the SGRP Common Stock on a non-diluted basis as of December 31, 2023. See Security Ownership of Certain Beneficial Owners and Management, in Part III below, Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Note 10 to the Company's Consolidated Financial Statements- Related Party Transactions, below.

As significant stockholders, the Majority Stockholders can have an impact on the nomination and election of directors and the passage of other shareholder meeting proposals.

There is inherent business risk for a joint venture business structure.

The Company's growth strategy for the international markets has been to join forces with local investors having merchandising service expertise, and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business through joint venture business structure. Currently, of the 8 countries the Company is conducting businesses in, 5 are under a joint venture business structure (Brazil, South Africa, Mexico, China, and India). The Company also has begun to use the model in the United States in recent years and formed or acquired two joint ventures, National Merchandising Services, LLC (NMS), and Resource Plus Inc. (RPI), domestically.  On December 22, 2023, entered into an agreement with National Retail Remodel Services (the buyer) to sell its 51 percent interest in National Merchandising Services (NMS). See Note 10 to the Company's Consolidated Financial Statements Related Party Transactions

The Company owns 51% of these joint ventures in all cases; the principal of our local minority investors generally is the Chief Executive Officer, and each joint venture is governed by a Board comprised of directors from both parties. SGRP designates half of the directors for the local boards of its joint venture subsidiaries (other than Brazil where it is 60%), and significant actions require local board agreement. All joint ventures are also governed under the Company’s policies and guidelines.

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

The Company operates in 8 countries around the world. There can be no assurances that the respective business environments will remain favorable. In the future, the Company's International operations and sales may be affected by the following risks, which may adversely affect United States companies doing business in foreign countries:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

SPAR Group Inc. recognizes the increased global cybersecurity threats and sophisticated, targeted computer crime and the risk it poses to our operations. We rely on information technology and data to operate our business and develop, market and deliver our products and services to our customers.

Our cybersecurity risk management program is led by our Chief Information Officer (“CIO”), who is directly responsible for establishing cybersecurity strategies and structures and managing ongoing cybersecurity risk management activities. Our CIO is part of the executive management team, and updates our CEO and executive management on a monthly, or even more frequent, basis on cybersecurity enhancement and the development and implementation of our roadmap.

We have strategically embedded cybersecurity risk management within an enterprise-wide framework, ensuring that it permeates across various facets of our operations. This integrated approach encompasses administrative protocols, operational strategies, organizational structures, physical safeguards, and technical measures, all tailored to align with the scope and nature of our business.

Cybersecurity Risk Management and Strategy

We believe this integrated approach allows cybersecurity considerations to be an integral part of our decision-making processes. Our day-to-day cybersecurity work is led by our CIO and Head of Infrastructure. Both are highly experienced professionals. This group works closely with our executive management to continuously evaluate and address cybersecurity risks in alignment with our business and operational needs.

Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a combination of third-party assessments, internal audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things:

●	Proactively review threat intelligence and other information obtained from governmental, public or private sources
●	Perform network vulnerability scans, cyber-hygiene assessments, and continually evaluate and address perceived gaps.
●	Conduct companywide cyber awareness training and on-going new employee cyber training.
●	Deploy a wide array of industry leading 3rd party solutions to continuously monitor network and endpoints.
●	On-going testing and evaluation of backup processes.
●	Perform disaster recovery tabletop exercises to assess readiness for possible events.

As noted, to operate our business, we utilize certain third-party service providers to perform a variety of functions and provide certain security-related services, such as outsourced business critical functions, professional services, SaaS platforms, managed services, cloud-based infrastructure, data center facilities, content delivery to customers, encryption and authentication technology, corporate productivity services, and other functions; as well as third parties that assist us to identify, assess and manage cybersecurity risks, including professional services firms, threat intelligence service providers, cybersecurity software providers, penetration testing firms and other vendors that help to identify, assess or manage cybersecurity risks.

In addition, we have implemented an incident response and breach management plan which has four overarching and interconnected stages:

●	Detection of a security incident,
●	Identification and containment,
●	Response, eradication and recovery,
●	Post-incident analysis and future preparations.

The plan also provides the process and workflow of communication for escalation of incidents to executive leadership to determine incident classification, impact severity, and if and what further actions are warranted. Incident responses are overseen by leaders from our Software, Infrastructure Engineering, and Executive team.

Cybersecurity Governance

Cybersecurity holds a significant role within our risk management procedures and remains a focal point for our Board and management. Under the Board's oversight of general risk identification and management activities, the Audit Committee specifically monitors cybersecurity risks. Committee members engage in comprehensive discussions with management regarding these risks, as well as the measures taken to safeguard the company's information systems and security, along with reviewing management's steps towards data privacy protection. Additionally, the Audit Committee receives annual cybersecurity updates from senior management, covering both existing and emerging risks, management's responses and mitigation efforts, any cybersecurity or data privacy incidents, and the status of key information security initiatives. Furthermore, our Board members regularly hold informal discussions with management about cybersecurity news events and any updates to our cybersecurity risk management and strategy programs.

The leadership of our cybersecurity risk management and strategy is guided by experts from our Software, Infrastructure Engineering, and Executive teams. With backgrounds spanning: information technology, security, systems, programming, and corporate strategy, these individuals are equipped to oversee prevention, detection, mitigation, and remediation of cybersecurity incidents. They actively engage in managing our cybersecurity risk processes, including executing our incident response plan, and regularly report relevant matters to the executive management and the Audit Committee.

We carry insurance that provides protection against the potential losses arising from a cybersecurity incident. However, there is no assurance that our insurance coverage will cover, or be sufficient to cover, all losses or claims that may result from a cybersecurity incident.

Last year

During the last fiscal year, 2023, the Company did not encounter any material cybersecurity incidents, nor did it incur any notable expenses as a result.

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

The following is a list of the headquarter locations for the Company and its domestic and international subsidiaries:

DOMESTIC:
Auburn Hills, Michigan (Corporate Headquarters) Southfield, Michigan (Data Center) Jacksonville, Florida (Resource Plus)

INTERNATIONAL:
Vaughan, Ontario, Canada	Tokyo, Japan	Durban, South Africa
New Delhi, India	Sao Paulo, Brazil	Mexico City, Mexico
Shanghai, China

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

All previous open and potential claims between the Significant Stockholders and the Company have been released mutually upon execution of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement"), as of January 28, 2022. See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions, below. The matters resolved in the CIC Agreement included all previous claims of the Majority Stockholders that the Company was somehow liable for claims and judgments by or against them or their respective companies, as well as all legal bills and other expense and amounts.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally

SGRP's Certificate of Incorporation authorizes it to issue 47,000,000 shares of SGRP Common Stock ("SGRP Shares") with a par value of $0.01 per share, which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market under the symbol "SGRP." On December 31, 2023, there were 23,446,444 shares of SGRP Common Stock outstanding in the aggregate (which does not include Treasury Shares), and there were 7,075,069 shares (or approximately 30%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate on a non-diluted basis (i.e., SGRP's public float). See Item IA - Risk Factors - Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement") and our By-Laws, Security Ownership of Certain Beneficial Owners and Management, in Part III below, and Note 10 to the Company's Consolidated Financial Statements- Related Party Transactions, below.

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

Subsequent to filing the Certificate of Elimination, on January 25, 2022, the Corporation filed a "Certificate of Designation of Series "B" Preferred Stock of SPAR Group, Inc.” (the "Preferred Designation") with the Secretary of State of Delaware, which designation had been approved by the Board on January 25, 2022. The Preferred Designation created a series of 2,000,000 shares of Preferred Stock designated as "Series B Preferred Stock” with a par value of $.01 per share (the "Preferred Stock"). The Preferred Stock shares do not carry any voting or dividend rights and automatically convert on vesting into the SGRP Common Stock on a 1 for 1.5 basis. See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions Domestic Related Party Services (including Change of Control, Voting and Restricted Stock Agreement), below. However, the holders of the Series B Preferred Stock have a liquidation preference over the SGRP Common Stock and vote together for matters pertaining only to the Series B Preferred Stock (such as amending SGRP's Certificate of Designation of Series B Preferred Stock) where only the holders of the Series B Preferred Stock are entitled to vote. The holders of outstanding Series A Preferred Stock do not have the right to vote for directors or other matters submitted to the holders of the SGRP Common Stock.

On January 28, 2022, pursuant to the CIC Agreement, the Company issued to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock, which have all vested and automatically converted into 3,000,000 SGRP Shares pursuant to the 1:1.5 conversion ratio set forth in the Preferred Designation and the CIC Agreement. See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions (including Change of Control, Voting and Restricted Stock Agreement), below.

During the year ended December 31, 2023, all of the remaining 854,753 shares of Series B convertible preferred stock vested and automatically became convertible into 1,282,129 shares of the Corporation’s common stock of which 307,129 shares of the Corporation’s Common Stock were issued prior to December 31, 2023.

Since there are no more shares of Series B Preferred Stock outstanding, SGRP may change or cancel the authorized Series B Preferred Stock, and to the extent it reduces such authorization without issuance, it can create other series of Preferred Stock with potentially different dividends, preferences and other terms.

Market Information

SGRP's Common Stock is traded on the Nasdaq Capital Market under the symbol "SGRP". As of December 31, 2023, there were approximately 2,360 stockholders of record.

Dividends

The Corporation has never declared or paid any cash dividends on its Common Stock and does not currently anticipate paying cash dividends on its Common Stock in the foreseeable future. No dividends are payable on the Series B Preferred Stock. The Company historically has retained earnings to finance its operations and fund future growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the Corporation and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, cash flow, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that the Corporation Board of Directors deems relevant.

Equity Compensation

Information regarding the Company's equity compensation plans may be found in Item 11 of this Annual Report, which is hereby incorporated by reference.

Stock Repurchase Program

On May 24, 2022, the Board of Directors of SGRP (the "Board"), authorized SGRP to repurchase up to 500,000 shares of its SGRP Shares pursuant to the 2022 Stock Repurchase Program (the "2022 Stock Repurchase Program"), which repurchases were made from time to time over the one-year period that ended May 24, 2023 in the open market and through privately-negotiated transactions. Those repurchases were made subject to cash availability and general market and other conditions. Through December 31, 2023, 151,156 shares of SGRP Common Stock were repurchased under the 2022 program and became Treasury Shares.

SGRP Common Stock Issuances

During 2023, the Corporation issued 387,306 SGRP Shares (including Treasury Shares and new shares of SGRP Common Stock) in support of its requirement to satisfy the conversion of vested and surrendered Series B Preferred Stock (see above), benefit awards and stock purchase plans, including employee Restricted Stock Units that vested and settled with stock, and the exercise of vested employee stock options. However, that share total does not include the 975,000 shares of SGRP Common Stock that were in the process of being issued and the remaining shares of Series B Preferred Stock were in the process of being returned and cancelled on December 31, 2023.  See The Company's Capital Stock Generally, in Item 5 above, and Note 11 to the Company's Consolidated Financial Statements – Share Based Compensation, below.

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

As of December 31, 2023, the Company operated in eight countries: the United States, Canada, Mexico, Brazil, South Africa, China, Japan and India. Across all of these countries, the Company executes programs through its multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store/product conditions.

With more than 50 years of experience and a diverse network of merchandising specialists around the world, the Company continues to grow its relationships with some of the world’s leading businesses. The combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates the Company from the competition.

The Company is dedicated to delivering a spectrum of specialized services tailored to enhance retail operations and profitability across the globe. Our team collaborates closely with clients to identify their primary goals, ensuring the execution of strategies that boost sales and profit margins. With a focus on merchandising and brand marketing, our specialists deploy a variety of programs aimed at maximizing product sell-through to consumers. These initiatives range from launching new products and setting up promotional displays to assembling fixtures and ensuring consistent stock availability, thus facilitating efficient reordering processes. Furthermore, we extend our expertise to sales enhancement and customer service improvement. As the retail landscape evolves, our team is adept at undertaking comprehensive store renovations and preparing new locations for their grand openings, ensuring they meet the modern consumer's expectations. Additionally, our distribution associates play a pivotal role in retail and consumer goods distribution centers, preparing these facilities for operation, optimizing system functionality, managing product logistics, and providing essential staffing solutions to meet our clients' needs effectively.

The Company’s business is led and operated from its global headquarters in Auburn Hills, Michigan, with local leadership and offices in each country.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). Adjusted EBITDA is defined as net (loss) income before (i) depreciation and amortization of long-lived assets, (ii) interest expense (iii) income tax expense, (iv) Board of Directors incremental compensation expense, (v) restructuring, (vi) impairment, (vii) nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations, (viii) and special items as determined by management. This metric is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with, US GAAP.

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

Our Consolidated EBITDA was approximately  $11.4 million and $7.4 million for the years ended December 31, 2023 and 2022, respectively. The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Consolidated Net Income	$ 4,776	$ 2,126
Depreciation and amortization	2,001	2,033
Interest expense	1,919	965
Income tax expense	2,357	2,777
Other (income), loss	346	(482)
Subtotal of Adjustments to Consolidated Net Income	6,623	5,294
Consolidated EBITDA	$ 11,399	$ 7,420
Costs and other relating to CIC	-	(32)
Review of Strategic Alternatives	544	540
Goodwill impairment	-	2,458
Loss on sale of businesses	408	-
Restructuring costs	28	-
Legal costs / Settlements - non-recurring	289	-
Share Based Compensation	297	-
Board of Directors incremental compensation	-	394
Consolidated Adjusted EBITDA	$ 12,965	$ 10,780
Adjusted EBITDA attributable to non-controlling interest	(3,022)	(4,637)
Adjusted EBITDA attributable to SPAR Group, Inc.	9,943	6,143

Results of Operations

The following table sets forth selected financial data for the years indicated (dollars in millions):

	Year Ended December 31,
	2023	%	2022	%
Net revenues	$ 262.7	100%	$ 261.3	100%
Related Party - Cost of revenues	5.2	2.0	$ 8.8	3.4
Cost of revenues	202.1	76.9	201.5	77.1
Selling, general and administrative expense	43.7	16.6	41.1	15.8
Impairment of Goodwill	-	-	2.5	1.0
Loss on sale of business	0.4	0.2	-	-
Depreciation and amortization	2.0	0.8	2.0	0.8
Interest expense	1.9	0.7	1.0	0.4
Other expense (income), net	0.3	0.1	(0.5)	(0.2)
Income before income taxes	7.1	2.7	4.9	1.9
Income tax expense	2.4	0.9	2.8	1.1
Net income	4.8	1.8	2.1	0.8
Net income attributable to non-controlling interest	(0.9)	(0.3)	(2.9)	(1.1)
Net income attributable to SPAR Group, Inc.	$ 3.9	1.5%	$ (0.7)	(0.3)%

Results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Net Revenues

Net revenues for the year ended December 31, 2023, were $262.7 million compared to $261.3 million for the year ended December 31, 2022, an increase of $1.4 million or 1%. This increase in revenue was primarily driven by stronger performance in the Americas, particularly Canada, Brazil and US SPAR owned business, partially offset by lower performance at Asia Pacific and EMEA and US Joint Ventures.  Foreign Currency rates were also a negative headwind in 2023.

The Americas net revenues totaled $203.7 million and $198.6 million for the years ended December 31, 2023 and 2022, respectively. The increase of $5.1 million or 2.6% is the result of 51% growth in the Canadian business, 10% growth in our Brazil joint venture revenue and 3% growth in our US SPAR owned business, partially offset by a 37% and 43% drop in our US Joint Ventures, Resource Plus and NMS respectively. These results reflect growth in our core merchandising services business offset by delays in retail remodel projects to later in the year or early next year by our clients. Core merchandising had a strong growth in the US SPAR owned business, in Brazil and in Canada.

The Asia-Pacific net revenues totaled $24.5 million and $26.0 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $1.5 million or 5.9% is primarily the result of negative foreign exchange rate movement as well as other extraneous conditions.

The EMEA net revenues totaled $34.6 million and $36.7 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $2.1 million or 5.8% is driven by unfavorable foreign exchange rates in South Africa, when compared to 2022 rates. South Africa local currency net revenues increased 5% in 2023 compared to 2022.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 78.9% of net revenue for the year ended December 31, 2023 compared to 80.5% of net revenues for the year ended December 31, 2022. We delivered a (159)-basis point improvement in gross margins against the global pressure of recruiting and wages.

The Americas cost of revenue as a percent of net revenue was 79.8% and 81.5% for the years ended December 31, 2023 and 2022, respectively. The decrease in cost of 1.6% was the result of 2.5% lower costs in our owned U.S. business and U.S. joint ventures and 1.4% lower cost in Brazil, partially offset by a 230-basis point increase in costs in Mexico. These results were achieved through our persistent emphasis on contract pricing, stabilization of market wages, enhancement of our higher-margin service offerings, and diminution of travel expenditures associated with remodel projects.

The Asia-Pacific cost of revenue as a percent of net revenue was 74.7% and 77.3% for the years ended December 31, 2023 and 2022, respectively. This improvement in cost of 2.6% was partially due to operating fully in China compared to the slow recovery from the zero-tolerance policy in 2022, which inflated cost of revenue ratios in 2022.

The EMEA cost of revenue as a percent of net revenue was 76.3% and 77.4% for the years ended December 31, 2023 and 2022, respectively. The decrease in cost of 1.1% was primarily the result of the service mix during the quarter and our ability to manage gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately  $43.7 million, or 16.7% of net revenue, and approximately  $41.1 million, or 15.8% of net revenue for the years ended December 31, 2023 and 2022, respectively. Selling, general and administrative expenses for the year-ended December 31, 2023 includes expenses of approximately $0.5 million related to our consideration of strategic alternatives and higher salary and benefits cost, partially offset by lower bad debt expense as 2022 reflected the impending bankruptcy of a larger client.

The Americas selling, general and administrative expenses totaled $32.2 million and $28.4 million for the years ended December 31, 2023 and 2022, respectively. The increase of $3.7 million, or 13.1% is primarily the result of consulting and legal charges associated with the review of strategic alternatives, higher compensation related expenses, and the annualization of our investment in recruiting and moving our technology to the cloud.

The Asia-Pacific selling, general and administrative expenses totaled $6.5 million and $7.4 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $0.9 million, or 12.0% is primarily attributable to reduction in China and Japan's SG&A's expenses as we carefully manage these businesses in response to the broader economic trends.

The EMEA selling, general and administrative expenses totaled $5.0 million and $5.3 million for the years ended December 31, 2023 and 2022, respectively. SG&A for EMEA was flat compared to 2022.

Depreciation and Amortization

Depreciation and amortization expense was approximately $2.0 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively

Interest Expense

The Company's interest expense was $1.9 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.

The America interest expense was $1.4 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. The increase was a result of higher interest rates.

The Asia-Pacific interest expense of $0.1 for the year ended December 31, 2023 versus $0.0 for the year ended December 31, 2022.

The EMEA incurred interest expense of $0.4 million versus $0.3 million for the years ended December 31, 2023 and 2022, respectively.

Other Expense (Income), Net

Other expense, net was $0.3 million versus income of $0.5 million for the years ended December 31, 2023 and 2022, respectively.

Income Tax Expense

The Company had income tax expense of $2.4 million with an effective tax rate of 33.0% and $2.8 million with an effective rate of 56.6%, for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, our effective income tax rate of 33.0% varied from the U.S. federal statutory rate of 21% primarily as a result of foreign rate differential, sale of membership interest disposition of National Merchandising Services, LLC and permanent differences.

Net income attributable to non-controlling interest

Net income attributable to noncontrolling interest was $0.9 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 2 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These policies have been consistently applied in all material respects and address matters such as impairment of long-lived assets, intangible assets, and goodwill, revenue recognition, allowance for credit losses, and internal use software. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate under the circumstances.

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

Allowance for Credit Losses

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

Based on management’s assessment, the Company established an allowance for credit losses of $1.5 million and $1.6 million at December 31, 2023, and 2022, respectively. Bad debt expense was $0.3 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively.

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

The Company capitalized approximately $1.0 million and $1.5 million of costs related to software developed for internal use in 2023 and 2022, respectively, and recognized approximately $1.3 million of amortization of capitalized software for the years ended December 31, 2023 and 2022.

Recent Accounting Pronouncements

See the sections titled "Summary of Significant Accounting Policies—Recent Accounting Pronouncements” and "—Recently issued accounting pronouncements not yet adopted” in Note 2 to the Company's Consolidated Financial Statements, Summary of Significant Accounting Policies, included elsewhere in this Annual Report on Form 10‑K.

Liquidity and Capital Resources

Funding Requirements

Management believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing operations over the next year. However, delays in collection of receivables due from any of the Company's major clients, a significant reduction in business from such clients, or a negative economic downturn could have a material adverse effect on the Company's business, cash resources and ongoing ability to fund operations.

The Company is a party to various domestic and international credit facilities. These various domestic and international credit facilities require compliance with their respective financial covenants. For the year ended December 31, 2023, the Company was in compliance with all financial covenants under these arrangements. See Note 4 to the Company's Consolidated Financial Statements, Debt, included elsewhere in this Annual Report on Form 10-K.

Cash Flows for the Years Ended December 31, 2023 and 2022

Net cash provided by operating activities was $6.8 million for the year ended December 31, 2023 and net cash used in operating activities was $5.0 million for the year ended December 31, 2022. The year-over-year increase in net cash provided by operating activities was primarily due to improved working capital management.

Net cash used in investing activities for the years ended December 31, 2023 and 2022, was $2.3 million and $1.8 million, respectively. The net cash used in investing activities was primarily attributable to capitalization of internal use software.

Net cash used in financing activities for the year ended December 31, 2023 was approximately $3.0 million compared to $3.5 million provided in 2022. The year-over-year decrease in net cash provided by financing activities during 2023 was primarily due to repayment of lines of credit.

For the year ended December 31, 2023, the company experienced a net increase in cash and cash equivalents amounting to approximately $1.4 million. This positive change reflects foreign exchange rate fluctuations, which contributed a decrease of $0.2 million. In contrast, the prior fiscal year ending December 31, 2022, recorded a net decrease in cash and cash equivalents of $4.1 million, inclusive of a $0.8 million impact due to foreign exchange rate variations. These figures highlight the significant turnaround in our liquidity position, driven by both improved operational outcomes and favorable exchange rate movements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Remediation of previous year Material Weakness in Internal Control Over Financial Reporting

In the fiscal year ending December 31, 2022, Management identified a material weakness within our internal control over financial reporting, specifically relating to non-recurring transactions with international components. Although this deficiency did not directly lead to any material misstatements in our financial statements for that year or interim periods, it raised the possibility that such misstatements could remain undetected.

In response, during 2023, we implemented our previously disclosed remediation plan that included the appointment of a new Chief Financial Officer, a new Vice President Controller, the creation of a Director of Accounting position and the engagement of an external consultant specializing in SOX compliance. Additionally, we implemented a review process and controls with more precise levels of review for non-recurring transactions with international components including policies and procedures to ensure documentary evidence is maintained, particularly for management review controls.

These controls were in place as of December 31, 2023, and based on management’s evaluation, the previously identified material weakness has been remediated.

Changes in Internal Controls Over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there was no changes in the Company's internal controls over financial reporting that occurred during the Company's quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Reference is made below to SGRP’s definitive Proxy Statement respecting its 2024 Annual Meeting of Stockholders currently scheduled to be held in April of 2024, as and when filed with the SEC, which SGRP plans to file pursuant to Regulation 14A in April of 2024, but not later than 120 days after the end of the Company’s 2024 fiscal year (the "2024 Proxy Statement”), For clarity (and without limitation), information appearing in the sections in such 2024 Proxy Statement entitled "PROPOSAL 3 – ADVISORY VOTE ON EXECUTIVE COMPENSATION”, "PROPOSAL 4 – ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION”, and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS” shall not be deemed to be incorporated by reference in this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth under the captions "The Board of Directors of the Corporation”, "Executives and Officers of the Corporation”, "Security Ownership of Certain Beneficial Owners and Management” and "Corporate Governance” in the 2024 Proxy Statement.

Item 11. Executive Compensation

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management”, "Executive Compensation, Directors and Other Information”, "Executive Compensation, Equity Awards and Options” and "Compensation Plans” in the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management”, "Executive Compensation, Equity Awards and Options” and "Compensation Plans” in the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth under the caption "Transactions with Related Persons, Promoters and Certain Control Persons” in the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth under the caption "PROPOSAL 2 – RATIFICATION, ON AN ADVISORY BASIS, OF THE APPOINTMENT OF BDO USA, LLP AS THE COMPANY’S PRINCIPAL INDEPENDENT ACCOUNTANTS” in the 2024 Proxy Statement.

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

3.6

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

3.08

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

3.11

SGRP 2022 Stock Repurchase Program as approved by SGRP's Audit Committee and adopted by its Board of Directors on May 12, 2022 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 24, 2022).

4.1

Form of SGRP's Common Stock Certificate (incorporated by reference to SGRP's Pre-Effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-162657) as filed with the SEC on February 7, 2011).

4.2	Form of SGRP's Series B Preferred Stock Certificate (incorporated by reference to SGRP’s Annual Report on Form 10-K, as filed with the SEC on April 17, 2023).

4.3

Registration Rights Agreement entered into as of January 21, 1992, by and between SGRP (as successor to, by merger in 1996 with, PIA Holding Corporation, f/k/a RVM Holding Corporation, the California Limited Partnership, The Riordan Foundation and Creditanstalt-Bankverine (incorporated by reference to the Form S-1).

4.4	Summary Description and Prospectus dated August 24, 2009, respecting the SPAR Group, Inc. 2008 Stock Compensation Plan, as amended (incorporated by reference to Exhibit 99(a)(1)(G) to SGRP's SC TO-I).

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

10.6	Phantom Stock Unit Grant and Agreement entered into and is effective as of April 3, 2023, between SGRP and Kori G. Belzer (as filed herewith).

10.7	Phantom Stock Unit Grant and Agreement entered into and is effective as of March 24, 2022, between SGRP and Kori G. Belzer (as filed herewith).

10.8	Phantom Stock Unit Grant and Agreement entered into and is effective as of April 3, 2023, between SGRP and Antonio Calisto Pato (as filed herewith).

10.9	Phantom Stock Unit Grant and Agreement entered into and is effective as of April 3, 2023, between SGRP and William Linnane (as filed herewith).

10.10	Phantom Stock Unit Grant and Agreement entered into and is effective as of March 24, 2022, between SGRP and William Linnane (as filed herewith).

10.11	Phantom Stock Unit Grant and Agreement entered into and is effective as of April 3, 2023, between SGRP and Ron Lutz (as filed herewith).

10.12	Phantom Stock Unit Grant and Agreement entered into and is effective as of March 24, 2022, between SGRP and Ron Lutz (as filed herewith).

10.13	Phantom Stock Unit Grant and Agreement entered into and is effective as of April 3, 2023, between SGRP and Mike Matacunas (as filed herewith).

10.14	Inducement RSU Contract between SPAR Group, Inc. and Antonio Calisto Pato dated March 10, 2023 (as filed herewith).

10.15

Inducement RSU Contract, between SPAR Group, Inc. and William Linnane, dated August 2, 2021 (incorporated by reference to Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022).

10.16

Inducement RSU Contract, between SPAR Group, Inc. and Ron Lutz, dated August 2, 2021 (incorporated by reference to Exhibit 10.7 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022).

10.17

Inducement Nonqualified Stock Option Contract, between SPAR Group, Inc. and Mike Matacunas, dated February 22, 2021 (incorporated by reference to Exhibit 4.5 to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-80429) as filed with the SEC on April 2, 2021).

10.18

Inducement RSU Contract, between SPAR Group, Inc. and Mike Matacunas, dated February 22, 2021 (incorporated by reference to Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022).

10.19

Inducement Nonqualified Stock Option Contract, between SPAR Group, Inc. and Fay DeVriese, dated August 31, 2020 (incorporated by reference to Exhibit 4.4 to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-80429) as filed with the SEC on April 2, 2021).

10.20	2001 Employee Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's annual stockholders meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.21	2001 Consultant Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.22

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

10.23

Consulting Agreement dated January 25, 2022, and effective January 26, 2022, between SGRP and James R. Brown, Sr. (who retired as a SGRP director effective January 25, 2022) (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

10.24

Change of Control, Voting and Restricted Stock Agreement, effective January 28, 2022, by and among SGRP, Robert G. Brown, William H. Bartels, SPAR Administrative Services, Inc., a Nevada corporation, and SPAR Business Services, Inc., a Nevada corporation (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

10.25	Change of Control Severance Agreement between SGRP and Antonio Calisto Pato dated as of February 28, 2023 (as filed herewith).

10.26

Corrective Global Amendment to Change of Control Severance Agreements between SGRP, Fay DeVriese, William Linnane and Ron Lutz made and entered into and effective as of August 10, 2022 (as filed herewith).

10.27

Amended and Restated Change of Control Severance Agreement (the "CICSA”) between SPAR Group, Inc. ("SGRP”) and Fay DeVriese made and entered into effective as of August 13, 2021 (incorporated by reference to Exhibit 10.1 to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on November 15, 2021).

10.28

Change of Control Severance Agreement between SGRP and William Linnane dated as of July 12, 2021 (incorporated by reference to Exhibit 10.18 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022.

10.29

Change of Control Severance Agreement between SGRP and Ron Lutz dated as of July 12, 2021 (incorporated by reference to Exhibit 10.19 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022).

10.30

Change of Control Severance Agreement by and among SPAR Group, Inc., SPAR Marketing Force, Inc. and Mike Matacunas dated as of January 26, 2021 (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on February 16, 2021).

10.31

Amended and Restated Change of Control Severance Agreement between Kori G. Belzer and SGRP, dated as of August 10, 2022 (incorporated by reference to Exhibit 10.2 to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on August 15, 2022).

10.32

Amended and Restated Change of Control Severance Agreement between Lawrence David Swift and SGRP dated as of August 10, 2022 (incorporated by reference to Exhibit 10.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on August 14, 2022).

10.33

Trademark License Agreement dated as of July 8, 1999, by and between SPAR InfoTech, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.34

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

10.36

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

10.39

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

10.41

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

10.56

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

10.57

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

10.58

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

10.59

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

10.60

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

10.61

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

10.64

Limited Mutual Release Agreement, dated as of January 18, 2019, among Robert G. Brown, William H. Bartels, Christiaan Olivier, Lorrence T. Kellar, Jack W. Partridge, Arthur B. Drogue and R. Eric McCarthey (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.65	Stipulation of Dismissal, dated as of January 18, 2019 (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

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

21.1	List of Subsidiaries (as filed herewith).

23.1	Consent of BDO USA, P.C. (as filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Dated as of: April [ ], 2024

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

SIGNATURE	TITLE

/s/ Michael R. Matacunas	President, Chief Executive Officer and Director,
Michael R. Matacunas	(Principal Executive Officer)
Dated as of: April 1st, 2024

/s/ James R. Gillis	Director
James R. Gillis
Dated as of: April 1st, 2024

/s/ John Bode	Director
John Bode
Dated as of: April 1st, 2024

/s/ Linda Houston	Director
Linda Houston
Dated as of: April 1st, 2024

/s/ William H. Bartels	Director
William H. Bartels
Dated as of: April 1st, 2024

/s/ Antonio Calisto Pato	Chief Financial Officer,
Antonio Calisto Pato	Treasurer and Secretary (Principal Financial and Accounting Officer)
Dated as of: April 1st, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of the Directors

SPAR Group, Inc. and Subsidiaries

Auburn Hills, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and subsidiaries (the “Company”) as of December 31, 2023, and 2022, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Recognition

As indicated in Note 2 to the consolidated financial statements, the Company generates revenues by providing merchandising services to its customers, generally on a daily, weekly, or monthly basis. The Company recognizes revenues as the services are performed based on the contractually-specified rate-per-driver metric(s) (i.e., rate per hour, rate per store visit or rate per unit stocked). For the year ended December 31, 2023, the Company’s net revenues were $262.7 million.

We identified revenue recognition from merchandising services as a critical audit matter due to the large volume of customer contracts and transactions. The principal consideration for our determination is the increased extent of auditor effort involved in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

The primary procedures we performed to address this critical audit matter included:

●

Testing the accuracy and existence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents such as customer contracts, invoices, cash receipts, and other documents for each applicable per-driver metric (i.e., hours worked, store visits, or units stocked).

●	Testing the cut off of revenue recognized for a sample of revenue transactions prior to and subsequent to December 31, 2023.

●	Performing analytical procedures to evaluate trends in the Company’s recognized revenues.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2013.

Troy, Michigan USA

April 1, 2024

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Net revenues	$262,747	$261,268
Related Party - Cost of revenues	5,197	8,804
Cost of revenues	202,070	201,452
Gross profit	55,480	51,012
Selling, general and administrative expense	43,673	41,135
Loss on sale of business	408	-
Depreciation and amortization	2,001	2,033
Impairment of goodwill	-	2,458
Operating income	9,398	5,386
Interest expense	1,919	965
Other expense (income), net	346	(482)
Income before income tax expense	7,133	4,903

Income tax expense	2,357	2,777
Net income	4,776	2,126
Net income attributable to non-controlling interest	(874)	(2,858)
Net Income (loss) attributable to SPAR Group, Inc.	$3,902	$(732)
Basic earnings (loss) per common share attributable to SPAR Group, Inc.	$0.17	$(0.03)
Diluted earnings (loss) per common share attributable to SPAR Group, Inc.	$0.16	$(0.03)
Weighted average common shares – basic	23,333	22,110
Weighted average common shares – diluted	24,455	22,110

Net income	$4,776	$2,126
Other comprehensive (loss):

Foreign currency translation adjustments	1,283	(391)
Comprehensive income	6,059	1,735
Comprehensive income attributable to non-controlling interest	(317)	(2,380)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$5,742	$(645)

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,719	$9,345
Accounts receivable, net	59,776	63,714
Prepaid expenses and other current assets	5,614	7,861
Total current assets	76,109	80,920

Property and equipment, net	2,871	3,261
Operating lease right-of-use assets	2,323	969
Goodwill	1,382	1,708
Intangible assets, net	1,180	2,040
Deferred income taxes	4,687	3,766
Other assets	1,729	1,934
Total assets	$90,281	$94,598

Liabilities and equity
Current liabilities:
Accounts payable	$9,488	$10,588
Accrued expenses and other current liabilities	15,274	20,261
Due to affiliates	3,205	2,964
Customer incentives and deposits	1,905	2,399
Lines of credit and short-term loans	17,530	17,980
Current portion of operating lease liabilities	1,163	363
Total current liabilities	48,565	54,555
Operating lease liabilities, less current portion	1,160	606
Long-term debt	310	1,376
Total liabilities	50,035	56,537

Commitments and contingencies – See Note 6

Equity:
SPAR Group, Inc. equity
Preferred stock, Series - A, $.01 par value:
Authorized and available shares– 2,445,598 Issued and outstanding shares– None	–	–
Preferred stock, Series - B. $.01 par value:
Authorized and available shares– 2,000,000 Issued and outstanding shares– 650,000 at December 31, 2023 and 854,753 at December 31, 2022	7	9
Common stock, $.01 par value:
Authorized shares – 47,000,000 Issued and outstanding shares – 23,446,444 at December 31, 2023 and 23,055,633 at December 31, 2022	232	229
Treasury stock, at cost 205,485 shares at December 31, 2023 and 205,485 Shares at December 31, 2022	(285)	(285)
Additional paid-in capital	21,004	20,708
Accumulated other comprehensive loss	(3,341)	(4,941)
Retained earnings	10,609	6,707
Total SPAR Group, Inc. equity	28,226	22,427
Non-controlling interest	12,020	15,634
Total equity	40,246	38,061
Total liabilities and equity	$90,281	$94,598

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Interest	Equity

Balance at January 1, 2022	21,320	$213	-	$-	54	$(104)	$17,231	$(5,028)	$7,439	$17,597	$37,348

Share-based compensation	–	–	–	–	–	–	346	–	–	–	346
Exercise of stock options	74	–	–	–	–	–	(118)	–	–	–	(118)
Majority shareholder agreement	–	–	2,000	20	–	–	3,249	–	–	–	3,269
Conversion of Series B convertible preferred stock	1,718	16	(1,145)	(11)	–	–	–	–	–	–	5
Control change of NCI	–	–	–	–	–	–	–	–	–	(2,558)	(2,558)
Distribution to non-controlling investors	–	–	–	–	–	–	–	–	–	(1,785)	(1,785)
Repurchases of common stock	–	–	–	–	151	(181)	–	–	–	–	(181)
Retirement of shares	(151)	–	–	–	–	–	–	–	–	–	–
Other comprehensive income (loss), net of tax	–	–	–	–	–	–	–	87	–	(478)	(391)
Net (loss) income	–	–	–	–	–	–	–	–	(732)	2,858	2,126
Balance at December 31, 2022	22,961	$229	855	$9	205	$(285)	$20,708	$(4,941)	$6,707	$15,634	$38,061

Share-based compensation	–	–	–	–	–	–	297	–	–	–	297
Conversion of Series B convertible preferred stock	307	3	(205)	(2)	–	–	(1)	–	–	–	–
Retirement of Shares	(27)	–	–	–	–	–	–	–	–	–	–
Payments to Acquire NCI	–	–	–	–	–	–	–	–	–	(460)	(460)
Sale of Joint Ventures	–	–	–	–	–	–	–	–	–	(694)	(694)
Distribution to non-controlling investors	–	–	–	–	–	–	–	–	–	(3,017)	(3,017)
Other comprehensive income (loss), net of tax	–	–	–	–	–	–	–	1,600	–	(317)	1,283
Net income	–	–	–	–	–	–	–	–	3,902	874	4,776
Balance at December 31, 2023	23,241	$232	$650	$7	205	$(285)	$21,004	$(3,341)	10,609	$12,020	$40,246

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$4,776	$2,126
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,001	2,033
Impairment of goodwill	-	2,458
Amortization of operating lease assets	875	646
Provision for expected credit losses	88	1,092
Deferred income tax expense	921	994
Share based compensation	297	346
Loss on disposal of business	408	-
Changes in operating assets and liabilities, net of business disposals:
Accounts receivable	3,232	(11,237)
Prepaid expenses and other assets	2,082	(3,285)
Accounts payable	(2,960)	1,718
Operating lease liabilities	(875)	(744)
Accrued expenses, other current liabilities and customer incentives and deposits	(4,024)	(1,191)
Net cash provided by (used in) operating activities	6,821	(5,044)
Cash flows from investing activities:
Cash transferred in sale of business	(1,111)	-
Purchases of property and equipment and capitalized software	(1,242)	(1,797)
Other investing	84	-
Net cash used in investing activities	(2,269)	(1,797)
Cash flows from financing activities:
Borrowings under lines of credit	103,742	30,467
Repayments under lines of credit	(104,845)	(25,648)
Proceeds from stock options exercised	–	118
Repurchase of common stock	-	(181)
Distribution to non-controlling investors	(1,673)	(1,785)
Payments to acquire noncontrolling interests	(473)	(2,558)
Proceeds from term debt	930	3,530
Payments on term debt	(701)	(454)
Net cash used in financing activities	(3,020)	3,489

Effect of foreign exchange rate changes on cash	(158)	(776)
Net increase (decrease) in cash and cash equivalents	1,374	(4,128)
Cash and cash equivalents at beginning of year	9,345	13,473
Cash and cash equivalents at end of year	$10,719	$9,345

Supplemental disclosure of cash flows information
Interest paid	$2,331	$1,200
Income taxes paid	$1,585	$2,287
Non-cash Majority Stockholders Agreement	$-	$3,270

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

The Company provides similar merchandising, marketing and business services throughout the world and has three reportable regional segments: (i) Americas, which is comprised of United States, Canada, Brazil and Mexico; (ii) Asia-Pacific ("APAC”), which is comprised of Japan, China, and India; and (iii) Europe, Middle East and Africa ("EMEA”), which is comprised of South Africa. Certain corporate expenses have been allocated to segments based on each segment’s revenue as a percentage of total company revenue.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances with high quality financial institutions and periodically evaluates the creditworthiness of such institutions. At times, the Company’s cash and cash equivalents balances with individual banking institutions are in excess of insured limits. The Company does not believe it is exposed to significant credit risk and the Company has not experienced any losses related to its cash and cash equivalents balances. No customer accounted for more than 10% of the Company’s net revenue for the years ended December 31, 2023 and December 31, 2022. No customer accounted for more than 10% of the Company’s accounts receivable, net as of December 31, 2023 and December 31, 2022.

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

The Company’s merchandising services are provided over time, generally on a daily, weekly, or monthly basis, and transaction price is based on the contractually-specified rate-per-driver metric (i.e., rate per hour, rate per store visit, or rate per unit stocked). The Company recognizes revenues for its contracts based on the contractually-specified rate-per-driver metric(s) utilizing the right-to-invoice practical expedient because the Company has a right to consideration for merchandising services completed to date. In general, (i) Standard Merchandising Service Contracts have a duration of 1 to 3 years with indexed rate increases while individual brand projects can be added with less than 6 months duration. (ii) Retail Remodel Contracts typically auto-renew with annual project SOWs, with regional awards typically granted 6 to 12 months in advance and individual projects assigned quarterly/monthly. (iii) Fulfillment Contracts are typically an annual award and selected projects can be less than 6 months. (iv) Standard Assembly Service Agreements are 1 to 3 years in duration with indexed rates increases. Customer deposits, which are considered advances on future work, are deferred and recorded as revenue in the period in which the services are provided.

Unbilled Accounts Receivable

Unbilled accounts receivable represents services performed but not billed and are included as accounts receivable.

Allowance for Credit Losses

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the allowance for credit losses and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to allowance for credit losses based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for credit losses of $1.5 million and $1.6 million at December 31, 2023, and 2022, respectively.  Credit loss expense was $0.3 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively.

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

Advertising and Promotional Expenses

Advertising and promotional expenses are included in selling, general and administrative expenses within the consolidated statements of operations and comprehensive loss and are expensed when incurred. Advertising and promotional expenses were $9,466 and $19,549 during the years ended December 31, 2023 and 2022, respectively.

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

Due to their short-term nature, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated the fair values (Level 1) as of  December 31, 2023 and 2022. The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level 2).

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13”), which replaced the incurred loss impairment model with an expected credit loss model. The Company adopted ASU No. 2016-13 on January 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures for the year ended December 31, 2023.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2023, the FASB issued ASU No. 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805):Recognition and Initial Measurement, which will require joint ventures to recognize and initially measure its assets and liabilities at fair value upon formation. The guidance will be effective for the Company prospectively for all joint venture formations on or after January 1, 2025. Early adoption and retrospective application is permitted. The Company does not believe adoption will have a material effect on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures, which will require Companies to report additional segment information, including certain significant segment expenses, and permit the disclosure of additional measures of a segment’s profit or loss. The guidance will be effective for the Company’s fiscal year beginning January 1, 2024 and for interim periods thereafter. The Company is currently evaluating the impact adoption will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740):Improvements to Income Tax Disclosures, which will require Companies to report specific categories of rate-reconciliation, certain details of income taxes paid and of certain information by tax jurisdictions. The guidance will be effective for the Company’s fiscal year beginning January 1, 2025. The Company is currently evaluating the impact adoption will have on its consolidated financial statements and related disclosures.

3. Supplemental Balance Sheet Information

	December 31,
Accounts receivable, net, consists of the following:	2023	2022
(in thousands)
Trade	$51,567	$53,658
Unbilled	6,537	10,436
Non-trade	3,133	1,274
Gross Accounts Receivable	61,237	65,368
Less allowance for credit losses	(1,461)	(1,654)
Accounts Receivable, net	$59,776	$63,714

	December 31,
Activity in allowance for credit losses	2023	2022
(in thousands)
Beginning balance in allowance for credit losses	$1,654	$564
Current provision for expected credit losses	261	1,269
Allowances associated with businesses sold	(281)	-
Write-offs charged against the allowance	(126)	(179)
Recoveries of amounts previously written off	(47)	-
Ending balance in allowance for credit losses	$1,461	$1,654

	December 31,
Property and equipment consist of the following:	2023	2022
(in thousands)
Equipment	$5,062	$5,109
Furniture and fixtures	2,330	2,319
Leasehold improvements	366	352
Capitalized software development costs	18,336	17,298
	26,094	25,078
Less accumulated depreciation and amortization	(23,223)	(21,817)
Property and equipment, net	$2,871	$3,261

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information (continued)

Depreciation expense (including amortization of internal use software and intangible assets as described below) was $2.0 million and $2.0 million for the years ended  December 31, 2023 and 2022, respectively. The Company capitalized $1.0 million and $1.5 million of costs related to internal use software in the years ended December 31, 2023 and 2022, respectively. The Company recognized approximately $1.1 million and $1.2 million of amortization expense related to internal use software for the years ended December 31, 2023 and 2022, respectively.

	Americas	Asia-Pacific	EMEA	Total
Goodwill
(in thousands)
Balance at January 1, 2022
Aggregate goodwill acquired	$3,728	$-	$438	$4,166
Accumulated impairment losses	$(2,458)	$-	$-	$(2,458)
Balance at December 31, 2022	$1,270	$-	$438	$1,708
Change in goodwill due to impact of foreign currency	$7	$-		$7
Sale of business	(333)	–	–	(333)
Balance at December 31, 2023	$944	$-	$438	$1,382

Goodwill is generally deductible for tax purposes, except for the portion related to purchase accounting step-up goodwill. For the years ended December 31, 2023 and 2022, impairment losses of goodwill were $0 million and $2.5 million, respectively.

Goodwill Impairment of Resource Plus of North Florida, Inc.

The Company acquired Resource Plus of North Florida, Inc. ("Resource Plus”) in 2018 as a joint venture partnership and owns 51% of the Resource Plus business. At the time of the acquisition, the Company recorded $2.0 million of goodwill.  Due to the loss of a significant customer, during the year ended December 31, 2022, Resource Plus did not meet original forecast and reduced forecasts. The Company tested recorded goodwill for impairment using a combination of discounted cash flow and guideline public company methodologies.

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

Goodwill Impairment ofSPAR TODOPROMO, SAPI, de CV

The Company acquired SPAR TODOPROMO, SAPI, de CV ("SPAR Mexico”) in 2011 as a joint venture partnership and currently owns 51% of the SPAR Mexico business. At time of acquisition, the Company recorded $0.5 million of goodwill. During year ended December 31, 2022, SPAR Mexico did not meet original forecasts due to labor law changes in Mexico. The Company tested recorded goodwill for impairment using a combination of discounted cash flow and guideline public company methodologies. The impairment test indicated that the goodwill of SPAR Mexico was fully impaired and the Company recorded an impairment loss of $0.5 million during the year ended December 31, 2022.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information (continued)

Intangible Assets

	December 31,
Intangible assets consist of the following:	2023	2022
(in thousands)
Customer contracts and lists	$3,011	$3,543
Trade names	900	900
Patents	870	870
Non-compete	-	520
	4,781	5,833
Less accumulated amortization	(3,601)	(3,793)
Intangible assets, net	$1,180	$2,040

The decline in gross intangible assets of $1.1 million is due to the sale of NMS and Australia.  Please see note 10. Related Party Transactions for more information.

The Company is amortizing its intangible assets over lives ranging from 5 to 25 years. Amortization expense for the years ended  December 31, 2023 and 2022 was approximately $0.4 and $0.4, respectively.

The annual amortization for each of the following years succeeding December 31, 2023 is summarized as follows (in thousands):

(in thousands)
Year	Amount
2024	$172
2025	188
2026	188
2027	91
2028	36
Thereafter	504
Total	$1,180

	December 31,
Accrued expenses and other current liabilities:	2023	2022
(in thousands)
Taxes payable	$1,598	$2,660
Accrued salaries and wages	9,206	9,327
Accrued accounting and legal expenses	1,018	2,186
Accrued third party labor	1,477	2,411
Other	1,975	3,677
Accrued expenses and other current liabilities	$15,274	$20,261

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Debt

North Mill Capital Credit Facility

The Company, through SPAR Marketing Force, Inc. ("SMF") and SPAR Canada Company ULC ("SCC", and collectively with SMF, the “NM Borrowers”), has a secured revolving credit facility in the United States (the "US Revolving Credit Facility") and Canada (the "Canada Revolving Credit Facility", and collectively with the US Revolving Credit Facility, the "NM Credit Facility") with North Mill Capital, LLC, d/b/a SLR Business Credit ("NM").In order to obtain, document and govern the NM Credit Facility, SMF, SCC, SGRP and certain of SGRP's direct and indirect subsidiaries in the United States and Canada (including SMF and SCC as borrowers and SGRP as a guarantor, collectively, the "NM Loan Parties") entered into a Loan and Security Agreement with NM dated as of April 10, 2019, which, as amended from time to time (as amended, the "NM Loan Agreement"), governs the NM Credit Facility. Pursuant to the NM Loan Agreement, the NM Borrowers agreed to reimburse NM for legal and documentation fees incurred in connection with the NM Loan Agreement and such amendments.

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

On March 27, 2024, the NM Loan Parties and NM executed and delivered a Seventh Modification Agreement, effective immediately (the "Seventh Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to extend the NM Credit Facility from October 10, 2024 to October 10, 2025.

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

As of December 31, 2023, the aggregate interest rate was 10.40% per annum and the aggregate outstanding loan balance was approximately $12.5 million, which is included within lines of credit and short-term loans in the condensed consolidated balance sheets. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility was approximately $11.9 million; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility was approximately $0.6 million.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Debt (continued)

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each the NM Borrowers (i.e., SMF and SCC) and imposes limits on all of the NM Loan Parties (including SGRP) on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, increases in executive, officer or director compensation, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of December 31, 2023. The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties, however, the obligations are not secured by any equity in, financial asset respecting or asset of any Excluded Subsidiary (as such term is defined in the NM Loan Agreement). Pursuant to the NM Loan Agreement, Excluded Subsidiary means each of the following direct or indirect subsidiaries of SGRP: (i) Resource Plus of North Florida, Inc. (“Resource Plus”), Mobex of North Florida, Inc., and Leasex, LLC, and their respective subsidiaries; (ii) NMS Retail Services ULC, which is an inactive Nova Scotia ULC; (iii) SPAR Group International, Inc.; (iv) SPAR FM Japan, Inc.; (v) SPAR International, Ltd.; (vi) each other subsidiary formed outside of the United States or Canada; and (vii) any other entity in which any such subsidiary is a partner, joint venture or other equity investor.

Resource Plus – Seller Notes

Effective with the closing of the Company's acquisition of Resource Plus in 2018, the Company issued into promissory notes with the sellers of $2.7 million. As of December 31, 2023, the annual interest rate was 1.85% and the balance outstanding under the promissory notes was approximately $1.1 million, payable in January 2024, which is included in lines of credit and short-term loans in the consolidated balance sheets.

International Credit Facilities

In December 2020, SPAR China secured a loan with Industrial Bank for 2.0 million Chinese Yuan. The loan was renewed in December 22 2023, with an expiration date in December 2024.

In December 2021, SPAR China secured a loan with Industrial and Commercial Bank of China for 2.0 million Chinese Yuan. The loan was paid in July 2023 and a new loan was secured in November 2023 for 2.0 million Chinese Yuan with expiration date of November 2024.

In March 2022, SGRP Meridian (Pty), Ltd. secured loans with Investec Bank Ltd, for 105 million South African Rand which expires July 2025.  This loan is secured by the company's available cash and Accounts Receivable and is being repaid in monthly installments commensurate with an amortization schedule. The interest rate of 11.75% is calculated based on the South African Prime rate.  As part of the agreement, SGRP Meridian is subject to covenant restrictions that mandate minimum levels of Debt to EBITDA, Asset and Accounts Receivable balances, and coverage ratios.

SGRP Meridian is in compliance with these covenants as of  December 31, 2023

Summary of the Company’s lines of credit and short-term loans (in thousands):

	Interest Rate as of	Balance as of	Interest Rate as of	Balance as of
	December 31, 2023	December 31, 2023	December 31, 2022	December 31, 2022
USA - North Mill Capital	10.40%	$12,475	5.25%	$14,399
USA - Resource Plus Sellers	1.85%	1,120	1.85%	1,000
Australia - National Australia Bank	N/A	-	10.60%	156
South Africa - Investec Bank Ltd.	11.75%	3,369	10.50%	1,700
China- Industrial Bank	3.56%	283	4.00%	435
China- Industrial and Commercial Bank of China	4.00%	283	4.15%	290
Total		$17,530		$17,980

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Debt (continued)

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	December 31, 2023	December 31, 2022
Unused Availability:
United States	$6,525	$4,601
Mexico	–	1
Australia	–	390
South Africa	2,064	454
Total Unused Availability	$8,589	$5,446

Summary of the Company’s Long- term debt (dollars in thousands):

	Interest Rate as of	Balance Outstanding	Interest Rate as of	Balance Outstanding
	December 31, 2023	December 31, 2023	December 21, 2022	December 31, 2022
South Africa - Investec Bank Ltd.	11.75%	$310	10.50%	$1,376
Total		$310		$1,376

5. Income Taxes

Beginning in 2018, the Tax Cuts and Jobs Act (the "Act”) included two (2) new U.S. corporate tax provisions, the global intangible low-taxed income regime ("GILTI”) and the base-erosion and anti-abuse tax ("BEAT”). The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. The Company has elected to treat GILTI as a period cost. The Company evaluated the GILTI provision resulting in a financial statement impact of approximately $0 and $0.3 million for the year ended December 31, 2023 and December 31, 2022 respectively. The Company is below the three-year average gross receipts threshold for BEAT to apply.

Income (loss) before income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(2,134)	$(4,079)
Foreign	9,267	8,982
Total:	$7,133	$4,903

The income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$(54)	$24
Foreign	2,311	2,705
State	150	66

Deferred:
Federal	(145)	(128)
Foreign	91	317
State	4	(207)
Net expense	$2,357	$2,777

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (dollars in thousands):

	Year Ended December 31,
	2023	Rate	2022	Rate
Provision for income taxes at federal statutory rate	$1,498	21.0%	$1,030	21.0%
State income taxes, net of federal benefit	123	1.7%	(125)	(2.5)%
Permanent differences	282	4.0%	(19)	(0.4)%
Goodwill adjustment	-	-	517	10.5%
Section 162(m) adjustment	55	0.8%	-	-
Return to provision adjustment	(339)	(4.8)%	(223)	(4.5)%
Foreign tax rate differential	877	12.3%	1,016	20.7%
GILTI tax	-	-	323	6.6%
Sale of membership interest	149	2.1%	-	-
Change in valuation allowance	(268)	(3.8)%	308	6.3%
Other	(20)	(0.3)%	(50)	(1.1)%
Net expense	$2,357	33.0%	$2,777	56.6%

In 2023, our effective income tax rate of 33.0% varied from the U.S. federal statutory rate of 21% primarily as a result of foreign rate differential, sale of membership interest disposition of National Merchandising Services, LLC, and permanent differences.

Deferred taxes consist of the following (in thousands):	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$2,270	$2,627
Capital loss carry forwards	58	-
Federal Research and Development Credit	240	240
Foreign withholding tax	316	-
Deferred revenue	–	86
Accrued payroll	155	270
Outside basis in domestic partnership	–	16
Allowance for credit losses and other receivable	63	327
Share-based compensation expense	253	326
Business interest limitation	519	340
Operating lease liability	504	134
Capitalized software development costs	63	-
Other	1,371	739
Total deferred tax assets, gross	5,812	5,105
Valuation allowance	(242)	(611)
Total deferred tax assets	5,570	4,494

Deferred tax liabilities:
Goodwill & Intangible assets of subsidiaries	324	376
Capitalized software development costs	-	135
Right to Use Asset	504	134
Depreciation	55	83
Total deferred tax liabilities	883	728
Net deferred income taxes	$4,687	$3,766

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

As of December 31, 2023, the Company’s deferred tax assets were primarily the result of U.S. Net Operating Loss ("NOL”) and Brazil NOL. The Company has gross U.S. Federal NOL carryforwards of $5.0 million and tax effected amount of $1.1 million. Of the $1.1 million U.S. Federal NOL carryforward, approximately $0.6 million has no expiration date, and the remaining balance, if unused, will expire in years 2027 through 2031. The Company has a U.S. State NOL deferred tax asset of $0.1 million of varying expiration dates from 2024 to 2041. The Company has gross $0.3 million of US Capital Loss carryforwards with expiration date of 2028. The tax effected amount of US Capital Loss carryforward is $0.1 million. The Company has $0.2 million US Research and Development credits with expiration dates ranging 2031 to 2035. The Company has additional gross NOL carryforwards of $1.7 million in Brazil, all of which has no expiration date. The tax effected amount of the Brazil NOL carryforwards is $0.6 million. The Company has additional gross NOL carryforwards of $1.0 million in China, and $1.1 million in Mexico with expiration dates beginning in 2028, and 2033, respectively. The tax effected amounts of China, and Mexico NOL carryforwards are $0.2 million, and $0.3 million respectively.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing net deferred tax assets. U.S.-based net deferred tax assets are approximately $2.3 million. Management continues to monitor its operating performance and currently believes that the achievement of the required future taxable income necessary to realize these deferred assets is more likely than not. Key considerations in this assessment include our expectation of continued improvements in U.S. operating results and the period of time available to generate future taxable income. For Brazil, and Mexico losses it is expected to be more likely than not that there will be sufficient taxable income to utilize the losses in future years. For China management does not expect its more likely than not deferred tax assets can be realized and therefore a full valuation allowance is recorded with respect to these jurisdictions.

A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$46	$42
Additions based on tax positions related to the current year	8	4
Removal for tax provisions of prior years	-	–
Ending balance	$54	$46

The provision for income taxes includes the impact of uncertain tax position reserves and changes to reserves that are considered appropriate. As of December 31, 2023, included in the balance of uncertain tax position reserves are $0.05 million of reserves that, if recognized, would affect the effective rate of income from continuing operations. Interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense. We accrued penalties of $1 thousand and interest of $.4 thousand during 2023 and in total, as of December 31, 2023 recognized a liability related to the uncertain tax position reserves noted above for penalties of $15 thousand and interest of $17 thousand. During 2022, we accrued penalties of $.8 thousand and interest of $.3 thousand and in total, as of December 31, 2022, recognized a liability of penalties of $14 thousand and interest of $16 thousand. Management does not expect in the next 12 months that the uncertain tax position reserves will significantly increase or decrease. Consistent with that expectation, interest and penalties related to the uncertain tax position reserve should not significantly increase.

Details of the Company's tax reserves at December 31, 2023 are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$54	$17	$15	$86
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$54	$17	$15	$86

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

In management's view, the Company's tax reserves at December 31, 2023 and 2022, for potential domestic state tax liabilities were sufficient. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. states and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2020 through the present. Foreign entities are subject to tax audits that vary based on jurisdiction. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

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

In the year ended December 31, 2022, prior open and potential claims between significant stockholders and the Company were released mutually upon execution of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement"), as of January 28, 2022. See Note 10, Related Party Transactions.

All prior litigations associated with the Company through SPAR Business Services, Inc., a corporation ("SBS") and its independent contractors have been resolved, including the claims of SBS and the Company in the SBS bankruptcy and settlement, and all additional related claims raised later by SBS and Robert G Brown were released by them in the CIC Agreement.

In the year ended December 31, 2022, final payment of the prior SBS Clothier litigation settlement was paid in full.

7. Common Stock

As of December 31, 2023, the Corporation's certificate of incorporation authorized the Corporation to issue 47,000,000 shares of common stock, par value $0.01 per share.  The voting, dividend and liquidation rights of the holders of the Corporation's common stock are subject to and qualified by the rights, powers and preferences of the holders of the Corporation's Series B convertible preferred stock. Each share of the Corporation's common stock are entitled to one vote on all matters submitted to a vote of the Corporation's stockholders. Holders of the Corporation's common stock are entitled to receive dividends as may be declared by the Corporation's board of directors (the "Board"), if any, subject to the preferential dividend rights of the Corporation's Series B convertible preferred stock. No cash dividends had been declared or paid during the periods presented.

In May 2022, the Board authorized the Corporation to repurchase up to 500,000 shares of the Corporation's common stock pursuant to the 2022 Stock Repurchase Program (the "2022 Stock Repurchase Program"), which ended  May 2023. During the year ended December 31, 2022, there were 151,156 shares of common stock repurchased for $187,427 under the 2022 Stock Repurchase Program. There were no share repurchases that were significantly in excess of the current market price at time of repurchase.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

8. Preferred Stock

The Corporation’s certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share, which may have such preferences and priorities over the Corporation’s common stock and other rights, powers and privileges as the Board of may establish in its discretion.

In January 2022, the Corporation filed a Certificate of Elimination for its "Certificate of Designation of Series "A” Preferred Stock of SPAR Group, Inc.” (the "Certificate of Elimination”). Pursuant to the Certificate of Elimination, the previous Series A convertible preferred stock designation was cancelled and withdrawn. As a result, all 3,000,000 shares of the previously authorized Series A convertible preferred stock were returned to the Corporation's authorized "blank check” preferred stock. There were no shares of Series A convertible preferred stock outstanding at the time of the cancellation.

Subsequent to filing the Certificate of Elimination, in January 2022, the Corporation filed a "Certificate of Designation of Series "B” Preferred Stock of SPAR Group, Inc.” (the "Preferred Designation”) with the Secretary of State of Delaware, which designation had been approved by the Board in January 2022. The Preferred Designation created a series of 2,000,000 shares of convertible preferred stock designated as "Series B” convertible preferred stock, par value of $0.01 per share.

The Series B convertible preferred stock do not carry any voting or dividend rights and upon vesting converted into the Corporation's common stock at a ratio of 1-to-1.5. See Note 10. The holders of the Series B convertible preferred stock had a liquidation preference over the Corporation's common stock and voted together for matters pertaining only to the Series B convertible preferred stock where only the holders of the Series B convertible preferred stock are entitled to vote. The holders of outstanding Series B Preferred Stock do not have the right to vote for directors or other matters submitted to the holders of the Corporation's common stock.

In January 2022, 2,000,000 shares of Series B convertible preferred stock were issued to the majority stockholders and related parties pursuant to the Change of Control, Voting and Restricted Stock Agreement. See Note 10.

During the year ended December 31, 2022, 1,145,247 shares of Series B convertible preferred stock converted to 1,717,870 shares of the Corporation's common stock. As of the year ended December 31, 2022, 854,753 shares of Series B convertible preferred stock were outstanding, which upon vesting would automatically convert into 1,282,129 shares of the Corporation's common stock.

During the year ended December 31, 2023, all of the remaining 854,753 shares of Series B convertible preferred stock vested and automatically became convertible into 1,282,129 shares of the Corporation's common stock of which 307,129 shares of the Corporation's Common Stock were issued prior to December 31, 2023. However, at December 31, 2023, 975,000 shares of SGRP Common Stock were in the process of being issued and the remaining shares of Series B Preferred Stock were in the process of being returned and cancelled.

Once the shares of Series B Preferred Stock are fully retired, SGRP may change or cancel the authorized Series B Preferred Stock, and to the extent it reduces such authorization without issuance, it can create other series of Preferred Stock with potentially different dividends, preferences and other terms.

9. Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible domestic employees. The Company made discretionary contributions of $0.1 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

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

The financial terms of the CIC Agreement to the Majority Stockholders, totaled $4,477,585, consisting of the following:

a.	The Corporation issued to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock, which are convertible into 3,000,000 SGRP Shares pursuant to the 1:1.5 conversion ratio set forth in the Preferred Designation and the CIC Agreement, subject to adjustment for a forward or reverse share split, share dividend, or similar transactions. These shares will vest over time upon execution of the CIC Agreement in 5 phases through November 10, 2023, assuming the Majority Stockholders' ongoing compliance with the terms and conditions of the CIC Agreement. Series B Preferred Shares may only be transferred to affiliates and certain related parties of the Majority Stockholders if those affiliates and certain related parties execute a joinder to the CIC Agreement. The Series B Preferred Stock shares was valued at $3,690,000 in total, based on the SGRP stock price on December 31, 2021 of $1.23 per share for the 3,000,000 conversion SGRP shares

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

James R. Brown, Sr. Advisor Agreement

On January 25, 2022, the Company entered into a consulting agreement with Mr. James R. Brown, Sr., effective January 26, 2022, following his retirement as a director of SGRP on January 25, 2022, pursuant to which Mr. Brown will serve as a Board advisor to SGRP from time to time for a term of one (1) year (the "Brown Advisor Agreement"). As compensation for his services, Mr. Brown was entitled to receive compensation at a rate of $55,000 for the term of the Brown Advisor Agreement. Payments will be made in equal quarterly installments and will be pro-rated for partial quarters.  The agreement expired in the year ended December 31, 2022.

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

On  December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of President and Chief Executive Officer, Michael R. Matacunas. Mr. Matacunas is also a minority owner of the Agent. The service fees paid to WB Marketing for the years ended December 31, 2023 and 2022, were $103,000 and $189,000, respectively.

Prior to December 31, 2023, National Merchandising Services, LLC ("NMS"), was a consolidated domestic subsidiary of the Company owned jointly by SGRP and by National Merchandising of America, Inc. ("NMA"). Mr. Edward Burdekin was the Chief Executive Officer and President and a director of NMS and also an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, was the sole stockholder and also a director of both NMA and NMS. NMA was a related party of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin's wife also owns National Remodel & Setup Services, LLC ("NRSS"). During the years ended December 31, 2022 and 2023, NRSS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS reimbursed NRSS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs. NMS also leased office space from Mr. Burdekin's personal property. In December 2023, the Company sold its ownership interest in NMS.

On December 22, 2023, the Company entered into an agreement with National Retail Remodel Services (the "Buyer") to sell its 51% ownership interest in National Merchandising Services, LLC ("NMS") to the Buyer for total consideration of $1,441,004.  The transaction closed on December 31, 2023. Per the agreement, the purchase price is due from the Buyer as follows: (1) a payment of $700,000 due immediately to the escrow agent upon closing, releasable to the Company in January 2024; (2) $523,000 in the form of the Buyer's promissory note due and payable on  January 31, 2024; and (3) a payment of up to $209,004 contingent upon collection of an outstanding receivable.  The $700,000 and $523,000 portions of consideration for this transaction are recorded in "Other Receivables" at December 31, 2023. The Company’s December 31, 2023 financial results include a loss on this sale of approximately $427,000, primarily reflecting the write-off of remaining goodwill related to NMS. The Company has not included the contingent purchase price payment in the determination of the amount of the loss as collection of that receivable is not known as of filing date.

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

Prior to December 31, 2023, SPARFACTS was a consolidated international subsidiary of the Company owned 51% by SGRP. Ms. Lydna Chapman was a director of SPARFACTS. Her various companies provide office lease, accounting and consultant services to SPARFACTS. In December 2023, the Company sold its ownership interest in SPARFACTS.

On December 22, 2023, the Company entered into an agreement with Sabizz Pty Ltd CAN (the buyer) to sell its 51 percent interest in SPARfacts Pty Limited CAN for (1) one dollar; (2) assumption of all liabilities and obligations related to ownership of the shares; and (3) $75 thousand AUD for the rights to use the SPARfacts brand and name for up to 6 months following the closing date.  The transaction closed on December 31, 2023.  The Company’s 2023 year end financial results include a $19,000 gain on the sale.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

Summary of Certain Related Party Transactions

The following costs of affiliates were charged to the Company (in thousands):

	Year Ended December 31,
	2023	2022
Services provided by affiliates:
National Remodel & Setup Services (NRSS) (1)	$5,173	$8,565
Consulting and administrative services (RJ Holdings) (2)	472	477
Office lease expenses (RJ Holdings) (2)	8	248
Consulting and administrative fees (SPARFACTS) (2)	112	431
Other (2)	178	157
Total services provided by affiliates	$5,943	$9,878

Due to affiliates consists of the following (in thousands):	December 31,
	2023	2022
Loans from local investors:(3)
China	$2,316	$1,382
Mexico	623	623
Australia	-	693
Resource Plus	266	266
Total due to affiliates	$3,205	$2,964

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

Effective as of January 18, 2020, SPAR's Governance Committee proposed and unanimously approved retirement benefits for the five-year period commencing January 1, 2020, and ending December 31, 2024 (the "Five-Year Period"), for Mr. Bartels. The aggregate value of benefits payable to Mr. Bartels is approximately $220,558 per year and a total of $1,102,790 for the Five-Year Period. The Company recognized $700,000 of retirement benefits during the year ended December 31, 2020, representing the present value of the future Retirement Compensation, Supplemental Fees and Medical Benefits payments due Mr. Bartels. As of December 31, 2023 $200,923 of retirement benefits remains outstanding and is included within Accrued expenses and other current liabilities on the consolidated balance sheets.

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

On and effective as of March 24, 2022, the Corporation issued an award of 111,111 Phantom Stock Units to each of its executives: Kori G. Belzer; William Linnane; and Ron Lutz. Each Phantom Stock Unit represents the right of the grantee to receive cash payments based on the fair market value of SGRP's Common Stock at the time of vesting. Vesting will occur in three tranches of one-third each over the three (3) year period following the Grant Date, provided that (i) the Grantee is an employee of the Company at the time and (ii) the Corporation has achieved 90% of the agreed upon the applicable financial target for the year commencing with 2022 (which was EBITDA for 2022), but tranches will rollover to the following year and be payable upon achievement of 120% of the agreed upon the applicable financial target for such following year. The Phantom Stock Units do not possess the rights of common stockholders of the Corporation, including any voting or dividend rights, and cannot be exercised or traded for the SGRP's Common Stock. Due to the cash settlement feature, the Phantom Stock Units are classified as liabilities in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet. Accrued expenses and other current liabilities on the Consolidated Balance Sheet included $555 thousand and $0 related to Phantom Stock Units as of December 31, 2023 and December 31, 2022, respectively.

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

In July 1999 SMF, SBS and Infotech entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of, and has the right to unilaterally license and exploit, certain portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software and each of SBS and Infotech entered into non-exclusive royalty-free licenses from the Company to use certain "SPAR" trademarks in the United States. SAS uses the "SPAR name through the SBS License.

11. Share Based Compensation

As of December 31, 2023, the Company has outstanding stock options and unvested restricted stock units granted under its 2008 Stock Compensation Plan, 2018 Stock Compensation Plan, 2020 Stock Compensation Plan and 2021 Stock Compensation Plan, which generally permitted stock-based awards under terms determined by the Company’s board of directors. Stock options and RSUs generally provided for vesting over service periods of one to four years, with option exercise prices generally equal to fair market value on the date of grant.  As of December 31, 2023, no further shares were available under these plans for future awards. The Company also granted stock options and restricted stock units as inducements under contracts with selected executives.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Share Based Compensation (continued)

Stock options

2008 Plan Summary

2008 Plan Stock option award activity for the years ended   December 31, 2023 and 2022 is summarized below for the periods presented:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2022	691,162	$1.53	2.60	$72
Granted	–	–	–	–
Exercised / cancelled	(57,500)	1.07	–	10
Forfeited or expired	(120,562)	–	–	–
Outstanding at December 31, 2022	513,100	1.63	2.16	68
Granted	–	–
Exercised / cancelled	–	–
Forfeited or expired	(291,100)	2.10
Outstanding at December 31, 2023	$222,000	$1.01	3.27	$12
Exercisable at December 31, 2023	222,000	$1.01	3.27	$12

The Company recognized no stock-based compensation expense relating to stock option awards during the years ended December 31, 2023 and 2022.

2018 Plan Summary

2018 Plan Stock option award activity for the years ended  December 31, 2023 and 2022 are summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2022	160,000	$0.93	6.82	$31
Granted	–	–	–	–
Exercised/cancelled	(12,500)	0.76	–	8
Forfeited or expired	(2,500)	–	–	–
Outstanding at December 31, 2022	145,000	$0.94	5.79	$52
Granted	–	–
Exercised	–	–
Forfeited or expired	–	–
Outstanding at December 31, 2023	145,000	$0.94	4.79	$26
Exercisable at December 31, 2023	145,000	$0.94	4.79	$26

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Share Based Compensation (continued)

No stock options were granted in 2023 under the 2018 Plan. The total intrinsic value of stock options awards exercised during the year ended  December 31, 2023 and 2022 was $0 and $8,000, respectively.

The Company recognized $1,000 and $6,000 in stock-based compensation expense relating to stock option awards during the years ended  December 31, 2023 and 2022, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended  December 31, 2023 and 2022 was approximately $0 and $2,000, respectively.

As of  December 31, 2023, there was no unrecognized stock-based compensation expense related to stock options granted under the 2018 Plan.

2020 Plan Summary

2020 Plan Stock option award activity for the years ended  December 31, 2023 and 2022 are summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2022	385,000	$1.55	4.10	$-
Granted	–	–	–	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	(10,000)	–	–	–
Outstanding at December 31, 2022	375,000	$1.55	3.10	$-
Granted				–
Exercised				–
Forfeited or expired	(20,000)	–	–	–
Outstanding at December 31, 2023	355,000	$1.55	2.10	$-
Exercisable at December 31, 2023	177,500	$1.55	2.10	$-

No stock options were granted in 2023 under the 2020 Plan. The total intrinsic value of stock option awards exercised during the years ended  December 31, 2023 and 2022 was $0.

The Company recognized $47,000 and $58,000 in stock-based compensation expense relating to stock option awards during the years ended  December 31, 2023 and 2022, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended  December 31, 2023 and 2022 was approximately $12,000 and $15,000, respectively.

As of  December 31, 2023, total unrecognized stock-based compensation expense related to stock options was $58,000. This expense is expected to be recognized over a weighted average period of approximately 1.1 years.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Share Based Compensation (continued)

CFO Inducement Plan Summary

CFO Inducement Plan Stock option award activity for the years ended  December 31, 2023 and 2022 are summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2022	150,000	0.85	8.67	57
Granted	–	–	–	–
Exercised/cancelled	(50,000)	0.85	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2022	100,000	$0.85	7.67	$45
Granted
Exercised
Forfeited or expired	(100,000)	$0.85	–	–
Outstanding at December 31, 2023	$-	$-	$-	$-
Exercisable at December 31, 2023	$-	$-	$-	$-

No stock options were granted in  2023 under the CFO Inducement Plan.  The total intrinsic value of stock option awards exercised during the years ended  December 31, 2023 and  2022 was $0 and $45,000.

The Company recognized a benefit of $6,000 and expense of $19,000 relating to stock option awards during the years ended  December 31, 2023 and  2022, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended  December 31, 2023 and  2022 was approximately $0 and $5,000 respectively.

As of  December 31, 2023, there was  no unrecognized share-based compensation expense related to stock options granted under the CFO Inducement Plan.

CEO Inducement Plan Summary

CEO Inducement Plan stock option award activity for the years ended  December 31,  2023 and 2022 are summarized below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2022	630,000	$1.90	9.15	$-
Granted	–	–	–	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2022	630,000	$1.90	8.15	$-
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2023	630,000	$1.90	7.15	$-
Exercisable at December 31, 2023	630,000	$1.90	7.15	$-

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Share Based Compensation (continued)

No stock options were granted in 2023 under the CEO Inducement Plan.  The total intrinsic value of stock option awards exercised during the years ended  December 31, 2023 and 2022 was $0.

The Company recognized $0 and $85,000 in stock-based compensation expense relating to stock option awards during the years ended  December 31, 2023 and 2022, respectively. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended  December 31, 2023 and 2022, was $0 and $21,000, respectively.

As of  December 31, 2023, there was no unrecognized share-based compensation expense related to stock options granted under the CEO Inducement Plan.

Restricted Stock Units

The following table summarizes the activity for Restricted Stock Unit (RSU) awards during the years ended  December 31, 2023 and 2022

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at January 1, 2022	138,090	$1.85
Granted	–	–
Vested	(99,415)	1.86
Forfeited	–	–
Unvested at December 31, 2022	38,675	$1.81
Granted	304,513	1.16
Vested	(100,337)	1.20
Forfeited	(16,575)	1.81
Unvested at December 31, 2023	226,276	$1.19

During the years ended December 31, 2023 and 2022, the Company recognized approximately $235,000 and $101,000, respectively, of stock-based compensation expense related to RSUs. During the years ended December 31, 2023 and 2022, the total fair value of RSUs vested was $104,000 and $120,000, respectively. As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested RSUs awards was $78,000, which is expected to be recognized over a weighted average period of approximately 0.3 years.

Phantom Stock Awards

See Note 10, Related Party Transactions for a description of the Company’s phantom stock awards.

12. Segment Information

The Company reports net revenues from operating income by reportable segment. Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance.

The Company provides similar merchandising and marketing services throughout the world, operating within three reportable geographic segments. The Company evaluates those segments to improve its administration and operational and strategic focuses, and it tracks and reports certain financial information separately for each of those segments. The Company measures the performance of its segments and subsidiaries using the same metrics. The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company may reinvest the operating profits of each of its international subsidiaries in its local markets in an effort to improve market share and continue expansion efforts.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

(in Thousands)	Year Ended December 31,
	2023	2022
Net revenues
Americas	$203,705	$198,581
Asia - Pacific	24,480	26,009
EMEA	34,562	36,678
Total Net revenues	$262,747	$261,268

Operating Income (loss)
Americas	$7,240	$4,103
Asia - Pacific	(599)	(1,621)
EMEA	2,757	2,904
Total Operating Income (loss)	$9,398	$5,386

Interest expense
Americas	$1,388	$675
Asia - Pacific	122	39
EMEA	409	251
Total Interest expense	$1,919	$965

Other expense (income), net
Americas	$1,070	$(38)
Asia - Pacific	(759)	(62)
EMEA	35	(382)
Total Other expense (income), net	$346	$(482)

Income before income tax expense
Americas	$4,304	$3,466
Asia - Pacific	236	(1,598)
EMEA	2,593	3,035
Total Income before income tax expense	$7,133	$4,903

Income tax expense
Americas	$1,543	$1,949
Asia - Pacific	62	(18)
EMEA	752	846
Total Income tax expense	$2,357	$2,777

Net income
Americas	$3,236	$1,517
Asia - Pacific	(24)	(1,580)
EMEA	1,564	2,189
Total Net income	$4,776	$2,126

Net income (loss) attributable to non-controlling interest
Americas	$(492)	$1,857
Asia - Pacific	33	(650)
EMEA	1,333	1,651
Total Net income (loss) attributable to non-controlling interest	$874	$2,858

Net Income (loss) attributable to SPAR Group, Inc.
Americas	$3,729	$(340)
Asia - Pacific	(57)	(930)
EMEA	230	538
Total Net Income (loss) attributable to SPAR Group, Inc.	$3,902	$(732)

Depreciation and amortization:
Americas	$1,737	$1,821
Asia - Pacific	94	104
EMEA	170	108
Total Depreciation and amortization:	$2,001	$2,033

Impairment of goodwill
Americas	$-	$2,458
Asia - Pacific	-	-
EMEA	-	-
Total Impairment of goodwill	$-	$2,458

Capital expenditures:
Americas	$1,077	$1,805
Asia - Pacific	71	20
EMEA	101	100
Total Capital expenditures:	$1,249	$1,925

There were no inter-segment sales for 2023 or 2022.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

	December 31,
	2023	2022
Assets:
Americas	$71,372	$75,440
Asia - Pacific	13,361	5,952
EMEA	5,548	13,206
Total assets	$90,281	$94,598

Geographic Data (in thousands)

	Year Ended December 31,
	2023		2022
Net international revenue:		% of consolidated net revenue		% of consolidated net revenue

United States	$104,647	39.8%	$112,327	43.0%
Brazil	74,873	28.5	68,301	26.1%
South Africa	34,562	13.2	36,678	14.0
Mexico	11,691	4.4	9,706	3.7
China	10,167	3.9	10,931	4.2
Japan	6,256	2.4	7,133	2.7
India	6,148	2.3	6,276	2.4
Canada	12,494	4.8	8,247	3.2
Australia	1,909	0.7	1,669	0.6
Total net international revenue	$262,747	100.0%	$261,268	100.0%

(in thousands)	Year Ended December 31,
	2023	2022
Long lived assets:
Americas	$4,585	$4,605
Asia - Pacific	1,015	1,244
EMEA	745	315
Total long lived assets	$6,345	$6,164

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net income attributable to SPAR Group, Inc.	$3,902	$(732)

Denominator:
Shares used in basic net income per share calculation	23,333	22,110
Effect of diluted securities:
Stock options and unvested restricted shares	147	–
Convertible Series B Preferred Stock	975	–
Shares used in diluted net income per share calculations	24,455	22,110

Basic net income (loss) per common share:	$0.17	$(0.03)
Diluted net income (loss) per common share:	$0.16	$(0.03)

The Company excluded 1,753,100 stock options, 38,675 RSUs and 854,753 shares of Series B convertible preferred stock, from the computation of diluted net loss per share for the year ended December 31, 2022 because including them would have had an anti-dilutive effect.

14. Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Year Ended	Year Ended
Lease Costs	Classification	December 31, 2023	December 31, 2022
Operating lease cost	Selling, General and Administrative Expense	$875	$470
Short-term lease cost	Selling, General and Administrative Expense	378	502
Variable costs (1)	Selling, General and Administrative Expense	-	20
Total lease cost		$1,253	$992

(1) Variable lease costs consist primarily of property taxes, property insurance, and common area or other maintenance costs for the Company’s leases of office space.

The following includes supplemental information for the periods presented (in thousands).

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$875	$997

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,229	$-

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

Leases	December 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$2,323	$969
Liabilities:
Current portion of operating lease liabilities	1,163	363
Non-current portion of operating lease liabilities	1,160	606
Total operating lease liabilities	$2,323	$969

Weighted average remaining lease term - operating leases (in years)	2.64	2.04
Weighted average discount rate - operating leases	8.8%	6.4%

The following table summarizes the maturities of lease liabilities as of December 31, 2023 (in thousands):

For the Year Ended December 31,	Amount
2024	$1,315
2025	838
2026	188
2027	155
2028	112
Thereafter	5
Total future operating lease liability	$2,613
Less: present value discount	290
Present value of operating lease liabilities	$2,323

15. Subsequent Events

Agreement to sell the Company’s ownership interest in its South African Joint Venture

On February 7, 2024, the Company entered into a Sale of Shares Agreement to sell its 51% ownership interest in SGRP Meridian Proprietary Limited to Friedshelf 401 (Pty) Ltd., Lindicom Proprietary Limited, and Lindicom Empowerment Holdings Proprietary Limited for 180,700,000 South African Rand (approximately $9.9 million using the exchange rates on December 31, 2023), 80% of which would be paid upon closing.  Closing of the sale is dependent upon a number of conditions (including the approval by the South African government), and closing is expected in the second quarter of 2024.

Agreement to sell the Company’s ownership interest in its Chinese Joint Venture

On February 23, 2024, the Company entered into an Equity Transfer Agreement to sell its 51% ownership interest in SPAR (Shanghai) Marketing Management Co., Ltd. to Shanghai Jingbo Enterprise Consulting Co., Ltd. and Shanghai Wedone Marketing Management Co. Ltd.  The total price to be paid to the Company is $200,000.  The sale is deemed completed when the transferred equity is registered in the name of the buyers with the Chinese Market Supervision Administration.

Agreement to sell the Company’s Brazilian subsidiary that owns its interest in its Brazilian Joint Venture

On March 26, 2024, the Company signed a share purchase agreement with JK Consultoria Empresarial Ltda. ("JKC") for JKC to acquire the Company's Brazilian holding company (which in turn owns the Company's 51 percent interest in its Brazilian joint venture subsidiary) for BRL 58.9 million or approximately $11.8 million.  Closing of the sale is dependent upon a number of conditions and is expected in the second quarter of 2024.