Form 10-K/A
period 2023-12-31
SPAR Group, Inc.
filed 2024-04-30
CIK 1004989

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 31, 2023, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $7,145,820.

The number of shares of the Registrant's Common Stock outstanding as of March 15, 2024, was 24,215,959 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024, is hereby incorporated by reference into this Amendment to SGRP's Annual Report on Form 10-K/A.

SPAR GROUP, INC.

FORM 10-K/A
Amendment No.1

INDEX
PART I of SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the "SEC") on April 1, 2024.

PART II of SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the "SEC") on April 1, 2024.

PART III

Item 10	Directors, Executive Officers and Corporate Governance	-3-
Item 11	Executive Compensation	-15-
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	-23-
Item 13	Certain Relationships and Related Transactions, and Director Independence	-24-
Item 14	Principal Accountant Fees and Services	-27-

PART IV

Item 15	Amended Exhibits	-28-
	Signatures	-29-

SPAR Group, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive (Loss) Income and Notes in SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the "SEC") on April 1, 2024.

FIRST AMENDMENT ON FORM 10-K/A

SPAR Group, Inc. (the "Corporation" or "SGRP", and together with its subsidiaries, the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend SGRP's Annual Report on Form 10-K for the year ended December 31, 2023 ("Original 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on April 1, 2024.  The Form 10-K as amended by this Amendment will be referred to as the "Annual Report". This Amendment is being filed to update the definitions of Risks and SEC Reports and update other cautions in Forward-Looking Statements in the Annual Report, to include the information required by Part III of Form 10-K in the Annual Report and to make corresponding changes in the table of contents. This Part III information was previously omitted from our Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Original 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in the Annual Report because a definitive proxy statement containing such information will not be filed within that period. References to the Annual Report in our Original 10-K and in this Amendment shall mean SGRP's 10-K as amended by this Amendment.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are annexed hereto and filed herewith. Except as described above, this Amendment does not amend or otherwise update any other information in or Exhibit to our Original 10-K. Accordingly, this Amendment should be read in conjunction with our Original 10-K and with our filings with the SEC subsequent to the filing of our Original 10-K and this Amendment.

FORWARD-LOOKING STATEMENTS

This Annual Report (including the Original 10-K and this Amendment) contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation",) and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group" and the "Company"). There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders: (i) held on November 9, 2023, as filed with the SEC on October 13, 2023 (the "2023 Proxy Statement"); and (ii) to be held later in 2024 (the "2024 Proxy Statement"), which SGRP expects to file approximately 30 days prior to the 2024 Annual Meeting of Stockholders, with the Securities and Exchange Commission (the "SEC"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including the Annual Report as amended by this Amendment, the 2023 Proxy Statement, the 2024 Proxy Statement and such Quarterly Reports and Current Reports, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

Readers can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as "may," "will," "expect," "intend," "believe," "estimate," "anticipate," "continue," "plan," "project," or the negative of these terms or other similar expressions also identify forward-looking statements. Forward-looking statements made by the Company in this Annual Report may include (without limitation) statements regarding: risks, uncertainties, cautions, circumstances and other factors ("Risks").  Those Risks include (without limitation): the impact of the Company's strategic review process or any resulting action or inaction; the impact of selling certain of the Company's subsidiaries or any resulting impact on revenues, earnings or cash; the impact of adding new directors or new finance team members; the potential negative effects of any stock repurchase and/or payment; the potential continuing negative effects of the COVID pandemic on the Company's business; the Company's potential non-compliance with applicable Nasdaq director independence, bid price or other rules; the Company's cash flow or financial condition; and plans, intentions, expectations, guidance or other information respecting the pursuit or achievement of the Company's corporate objectives. The Company's forward-looking statements also include (without limitation) those made in this Annual Report in "Business", "Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Directors, Executive Officers and Corporate Governance", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", and "Certain Relationships and Related Transactions, and Director Independence".

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

Please see Parts I, II and IV of SGRP's Annual Report on Form 10-K for the year ended December 31, 2023 ("Original 10-K"), filed on April 1, 2024, with the Securities and Exchange Commission (the "SEC"), which Parts are incorporated herein by reference.

"Annual Report" as used in the Original 10-K and this Amendment shall mean the Original 10-K as amended by this Amendment.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Board of Directors of the Corporation

The Board is responsible for overseeing the management, policies and direction of the Corporation and its subsidiaries (collectively, the "Company"), both directly and through its committees (See Corporate Governance, below). The members of the Board and referenced Committees as of December 31, 2023, were as set forth below. Mr. James R. Gillis joined the Board on August 10, 2023, Mr. John Bode and Ms. Linda Houston joined the Board on October 1, 2023, and they and Mr. Michael R. Matacunas and Mr. William H. Bartels were all reelected at the 2023 Annual Meeting of the Corporation's stockholders on November 9, 2023.

Name	Age	Position with SGRP on December 31, 2023
Michael R. Matacunas	56	Chief Executive Officer, President and a Director
James R. Gillis (1) (2)	70	Director and Chairman of the Board and member of the Audit Committee, Governance Committee and Compensation Committee
John Bode (1) (2)	49	Director and Chairman of the Audit Committee, and member of the Governance Committee and (since March 2024) Compensation Committee
Linda Houston (1) (2)	66	Director and Chairman of the Governance Committee, Chairman of the Compensation Committee and member of the Audit Committee
William H. Bartels (2)	79	Director

The members of the Board and referenced Committees as of January 1, 2023, were as set forth below except as otherwise noted: Mr. Sean M. Whelan resigned from the Board effective September 30, 2023, Mr. Michael Wager passed away on July 8, 2023, and Michael Wager (deceased), Sean M. Whelan, Robert G. Brown and Peter W. Brown were not nominees for and were not re-elected as directors at the 2023 Annual Meeting of the Corporation's stockholders on November 9, 2023.  See Contractually Dedicated Seats and 2022 By-Laws, below.

Name	Age	Position with SGRP on January 1, 2023
Michael R. Matacunas	55	Chief Executive Officer, President and a Director
Michael Wager (1) (3)	71	Chairman of the Board, President and a Director
Sean M. Whelan (1) (4)	52	Director and Chairman of the Audit Committee
William H. Bartels (2)	78	Director
Peter W. Brown	41	Director
Robert G. Brown	79	Director

(1)	Qualified as a "Super Independent Director" under and as defined in SGRP's 2022 By-Laws. See Contractually Dedicated Seats and 2022 By-Laws, below.
(2)	Member of the Special Committee on Strategic Alternatives through January 2024.
(3)	Mr. Wager was Chairman of the Board from September 15, 2022, until July 8, 2023.
(4)	Mr. Whelan resigned effective September 30, 2023.

Michael R. Matacunas serves as the Chief Executive Officer, President and a Director of SGRP and has held such positions since his appointment as Chief Executive Officer of SGRP on February 16, 2021. He is a Fortune 500 veteran with more than 30 years of relevant leadership experience. He has worked in public and private companies, developed and led international business growth, driven exceptional operational results and built world-class teams. Mr. Matacunas was previously the Chief Administrative Officer at Dollar Tree, Inc., where he helped lead the successful multi-billion-dollar acquisition and integration of Family Dollar Stores, including, among other things, merchandising, sourcing, operational and executive improvements. Prior to this, Mr. Matacunas was CEO of a successful retail professional services business that transformed leading global retailers, wholesalers and consumer packaged goods companies. Mike's experience also includes strategy, consulting and world-wide roles at leading technology companies, including IBM and Manhattan Associates. Mr. Matacunas earned a BA in Economics from Boston University and an MBA from the College of William & Mary Mason School of Business. He sits in one of the Contractually Dedicated Seats (i.e., the CEO Board Seat). See Contractually Dedicated Seats, below.

William H. Bartels has served as Director of SGRP since July 8, 1999. As one (1) of the two (2) founders of the Company, he was responsible for sales, marketing and developing client relationships across the globe for more than 40 years. He was also responsible for marketing/sales for the SPARLINE technology and its related consulting business for evaluating trade promotion spending and strategies for top tier CPG companies, domestic and international. He gained industry-wide recognition as reported through numerous industry publications and guest speeches at major industry conferences, while also negotiating partnerships with research companies in the U.K. and Australia for using the SPARLINE system. Prior to July 8, 1999, Mr. Bartels served as Vice Chairman, Secretary, Treasurer and Senior Vice President of the SPAR Marketing Companies, since 1967. He retired as an employee of the Company on January 1, 2020. He sits in one of the Contractually Dedicated Seats (i.e., the Bartels Board Seat) and nominated himself for re-election to that seat pursuant to the CIC Agreement. See Change of Control, Voting and Restricted Stock Agreement and Contractually Dedicated Seats, below.

James R. Gillis joined the Board of SGRP in August 2023, was appointed Chairman of the Board on October 4, 2023 and currently is a member of the Audit Committee, the Compensation Committee, the Governance Committee, and the Special Committee [on Strategic Alternatives] (and is its Chairman). Mr. Gillis is currently the CEO of Gillis & Associates, Inc., an M&A advisory firm that helps buyers and sellers in complex transactions. From 1993 to 2011, he was the CEO of Source Interlink Companies, Inc. From 1989 to 1993, Mr. Gillis was Managing Partner of Aders, Wilcox, Gillis Group, a global developer of trade relationships serving major brand marketers and retailers worldwide. He currently serves on the boards of American Stock Transfer & Trust Company, LLC (AST), and Travelport Worldwide LTD, and is an advisor to Siris Capital Group and Platinum Equity. Gillis has served on the boards and committees of multiple companies including Source Interlink, Park City Group, and Globe Communications. He attended Nova University in Fort Lauderdale.

John Bode joined the Board of SGRP in October 2023 and currently is a member of the Audit Committee (and is its Chairman), the Governance Committee, the Compensation Committee (since March 2024), and the Special Committee [on Strategic Alternatives]. Mr. Bode was recently named Executive Vice President, Chief Financial Officer and Chief Transformation Officer of Postmedia Network Canada Corp. effective October 6, 2023. Postmedia is a leading Canadian news media company. He is currently transitioning from the role of interim Chief Executive Officer and a member of the Board of Directors of FISION Corporation, a start-up technology platform focused on internal and third-party software development, where he is also a member of the Board of Directors. From 2018 to 2022, he was the EVP, Chief Operating Officer of Readerlink Distribution Services, LLC, which is the largest full-service distributor of books to retailers in North America. From 2015 to 2018, Mr. Bode owned and operated a boutique strategic consultancy which was partnered with BGJ Group that focused on retail distribution and product placement. From 2013 to 2015, he was the Chief Financial Officer of Tribune Publishing Company. Mr. Bode began his career in 1996 as a CPA with BDO Seidman, LLP. He currently serves multiple public, private and charitable boards including McClatchy, Postmedia, Zevra Pharmaceutical and Veterans Ventures. Mr. Bode served on the board of Proficient Alpha Acquisition Corp. which ended when the acquisition of the Lion Group was completed in 2023. He earned his degree in Accountancy from the University of Notre Dame.

Linda Houston joined the Board of SGRP in October 2023 and currently is a member of the Governance Committee (and is its Chairman), the Audit Committee, the Compensation Committee (and is its Chairman), and the Special Committee [on Strategic Alternatives]. Ms. Houston is currently an Affiliate for Bates Consulting Group providing expert witness testimony on wealth management. She is also a Consultant for LGH Consulting LLC, an independent consulting firm that consults wealth management teams and trust departments. From 2011 to 2017, she was the Managing Director/Division Executive, and the Head of Global Wealth and Investment Management Diversity and Inclusion (D&I) Council for Bank of American/Merrill Lynch. From 1999 to 2011, Ms. Houston held positions, also at Bank of America/Merrill Lynch, as New Jersey Regional Managing Director (2010-2011), National Marketing and Sales Manager (2008-2009) and Managing Director/Marketing Executive (1999-2008). She serves on the board of Virginia National Bank, Florida Oceanographic, Community Foundation of Martin and St. Lucie Counties, Sailfish Point Foundation, Alvin Ailey Dance Company and Baruch College Zicklin School of Business. Ms. Houston earned her Bachelors of Arts degree from Southern Illinois University. She completed the Women's Executive Business Leadership Program at Harvard Business School and the Women's Executive Leadership Development Program at Keenan Flagler School of Business University of North Carolina.

Michael Wager passed away on July 8, 2023. Mr. Wager joined the Board on October 21, 2021 and was elected Chairman of the Board on September 15, 2022. He was a member of the Governance Committee, Audit Committee, Compensation Committee and Special Committee [for Strategic Alternatives]. Mr. Wager was an attorney who specialized in securities, reorganizations, M&A and regulatory compliance throughout his career. He was a Senior Counsel with Taft Stettinius & Hollister LLP serving in an advisory role and the Chief Strategy Officer for Byrna Technologies. Mr. Wager was also a member of the board and served as the Chairman of the Audit and Governance Committees for Michael Anthony Holdings. Mr. Wager earned his Bachelor of Arts, Political Science Degree at the American University, College of Public Affairs, his Master of Arts, Political Science Degree at Columbia University, Graduate School of Arts and Sciences, and his Juris Doctor Degree at New York University School of Law.

Sean M. Whelan resigned from the Board effective September 30, 2023. Mr. Whelan joined the Board on October 21, 2021, and was a member of Governance Committee, Audit Committee, Compensation Committee and Special Committee [for Strategic Alternatives]. On October 25, 2021, the Audit Committee elected him as its Chairman. Mr. Whelan is currently the Chief Executive Officer, and was previously the Chief Financial Officer, for Encore Rehabilitation Services. He has also held the Chief Financial Officer role for several other public and private companies including Smile America Partners, Bedrock Manufacturing, LLC, Diplomat Pharmacy and InfuSystem Holdings, Inc. Mr. Whelan is currently a Board member and Chairman of the Audit Committee with Zomedica Corp (NYSE American: ZOM) and also a Board member with OptioRx; he previously served as an Executive Board member with Diplomat Pharmacy and InfuSystem Holding, Inc. Mr. Whelan earned his Bachelor of Business Administration Degree and his Master of Accounting Degree at the University of Michigan's Ross School of Business and is a CPA.

Peter W. Brown joined the Board of SGRP in May 2018, and left the Board on November 9, 2023. He was appointed to the Audit Committee by the Board on July 31, 2022. Mr. Brown served as a Board Observer to the Corporation's Board of Directors from 2014 through December 2016. He also serves as a director of and was a consultant to the Corporation's Brazilian operating subsidiary, SPAR BSMT, and owns EILLC (which owns 10% of SPAR BSMT). Mr. Brown received a BS from the University of Massachusetts's School of Natural Science and an MBA from the University of Massachusetts's Isenberg School of Management. See International Joint Venture Transactions, below. Mr. Peter W. Brown sat in one (1) of the Contractually Dedicated Seats, but Mr. Robert G. Brown  did not nominate him for-election at the 2023 Annual Meeting of the Corporation's stockholders on November 9, 2023. See Change of Control, Voting and Restricted Stock Agreement and Contractually Dedicated Seats, below.

Robert G. Brown rejoined the Board on April 24, 2020, and left the Board on November 9, 2023. As one (1) of the two (2) founders of the company, Mr. Brown served as Director of SGRP from July 8, 1999 until his retirement on May 3, 2018. Prior to 1999, Mr. Robert G. Brown served as the Chairman, President and Chief Executive Officer of the SPAR Companies since certain of its predecessors were formed in 1979 through 2005. During his tenure, Mr. Brown oversaw the change from a software and consulting company into a merchandising company in the 1980's and in the 1990's converted the reporting and data collection work to the Internet from mainframes and PC's which gave SPAR a strategic cost and quality advantage. In 1999, he executed a reverse merger making SPAR a public company. Mr. Robert G. Brown sat in one (1) of the Contractually Dedicated Seats, but he did not nominate himself for re-election at the 2023 Annual Meeting of the Corporation's stockholders on November 9, 2023. See Change of Control, Voting and Restricted Stock Agreement and Contractually Dedicated Seats, below.

Executives and Officers of the Corporation

Set forth in the table below are the names, ages and offices held by all Executives and Officers of the Corporation as of December 31, 2023. Antonio Calisto Pato joined SGRP and became Chief Financial Officer, Secretary and Treasurer on February 27, 2023, following the departure of Fay DeVriese effective as of January 31, 2023. For biographical information regarding Michael R. Matacunas, See the Board of Directors of the Corporation, above.

Name	Age	Position with SPAR Group, Inc. (1) (2)
Michael R. Matacunas	56	Chief Executive Officer, President and a Director
Antonio Calisto Pato (3) (4)	45	Chief Financial Officer, Secretary and Treasurer
Fay DeVriese (3) (4)	58	Chief Financial Officer, Secretary and Treasurer
Kori G. Belzer	58	Global Chief Operating Officer
William Linnane	49	Global Strategy & Growth Officer
Ron Lutz	64	Global Chief Commercial Officer

(1)
Under the Corporation's 2022 By-Laws and the resolutions of the Board, each of the named individuals have been designated as both an "Executive" and an "Officer" of the Corporation except as otherwise noted below. An Executive is generally an executive officer of the Corporation and part of its senior management.

(2)
Each named individual is an "at will" employee of the Company. Each has a potential severance payment under a Change of Control Severance Agreement. See Potential Severance Payments upon a Change-In-Control and Termination, below.

(3)	Ms. DeVriese departed SGRP effective as of January 31, 2023.
(4)	Mr. Antonio Calisto Pato joined SGRP and became its Chief Financial Officer, Secretary and Treasurer on February 27, 2023.

Antonio Calisto Pato joined SGRP and became its Chief Financial Officer, Secretary and Treasurer on February 27, 2023. He has leadership experience in business, finance and international and strategy, tax and operational expertise. Most recently, Mr. Calisto Pato held CFO roles and directed all aspects of finance, accounting, treasury and tax as CFO for Earth Shoes and interim CFO for Street Trend. Prior to these roles, he held increasing leadership positions at Chiquita Brands International from 2011 to 2021. Mr. Calisto Pato also held financial and business leadership roles at Cemex in Switzerland and PWC in Luxembourg. He speaks four languages (including those principally used in the Company's Brazilian and Mexican offices) and successfully earned a combined 5-year undergraduate and law degree in Portugal, and went on to complete his post-graduate degree in Tax from the Lisbon Business School. Mr. Calisto Pato also completed a Master of Advanced Studies in International Tax Law in the Netherlands at Leiden University and has received his MBA from the University of North Carolina, Kenan-Flagler Business School at Chapel Hill, NC.

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

William Linnane joined SGRP in July 2021 as its Global Strategy & Growth Officer. He is an internationally experienced business, merchandising, retail, and finance leader with more than 20 years of relevant leadership experience. He has worked in the US, in Europe and in Australia; leading multi-billion-dollar businesses and driving exceptional operational results with different market conditions. He was recently the CEO of a successful advisory and investment firm focused on M&A and retail restructurings. Prior to that, Mr. Linnane was President of Kmart's Pharmacy, Drugstore and Grocery businesses in the U.S. and Puerto Rico, Chief Merchant at a leading book retailer in Europe, and led the Beverage, Candy and Snacks business for Tesco in the UK, working with Coca-Cola, PepsiCo, Nestle, Mars, Mondelez and others to drive branded growth opportunities via merchandising and other initiatives, including digital strategies. Mr. Linnane is a qualified accountant and started his career in finance working in the UK and Ireland at Kingfisher PLC (LSE: KGFL) and Tesco PLC (LSE:TSCO). He has strong experience in strategy, finance, operations, merchandising, sourcing, and leadership roles. Mr. Linnane holds an MA in Economics from Trinity College, University of Dublin.

Ron Lutz joined SGRP joined SGRP in July 2021 as its Global Chief Commercial Officer. He built a 35-year executive career guiding Fortune 100 companies and private organizations in the retail customer experience space. He has led retail organizations through transformational growth, change management and market expansions. Throughout his career he has held responsibilities in the areas of sales, operations, strategy, marketing, omni-channel customer experience development, international expansion, and acquisitions. Most recently, Ron was consulting as an international strategic retail advisor. Prior to this, he was the Chief Client Officer at a private retail services and solutions company. With his extensive background in the industry, Ron has served in the capacity and/or held titles such as Chief Marketing Officer, Chief Customer Officer, VP Customer Experience Deployment, VP New Store – Remerchandising, VP Enterprise Print /Fixtures, and VP Store Service Solutions. Earlier in his career, he served as a Vice President with Lowe's Companies (NYSE: LOW), where he led the deployment of an omni-channel customer experience solution across 2,000+ North American retail store locations. He also had responsibility for new store development in emerging markets and store renovations across the US, Canada, and Mexico.

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

The Board is comprised of Independent Directors, Super Independent Directors (See Board Size, Quorum and Voting, Director Nominations: Experience, Integrity, Diversity and other Criteria, Director Independence, Contractually Dedicated Seats, and 2022 By Laws, below) and Non-Independent Directors. The Governance Committee is generally responsible for determining and recommending to the full Board whether a Director satisfies the applicable Nasdaq independent requirements or the more comprehensive super-independence requirements established in the 2022 By-Laws, although the Board has the authority to act and has acted on its own. The super-independence requirement establishes specific criteria to ensure a Director is unaffiliated with any specific significant stockholder or any related party. In addition, the Board has established the position of Chairman of the Board, which is a non-executive position, and Chief Executive Officer (who is also President). Per the 2022 By-Laws, the Chairman, the Vice Chairman and the Chairman of any Committee must each be a Super Independent Directors. However, in the absence of a Chairman, the CEO acts as Chairman under the 2022 By-Laws. The Board believes these definitions and criteria ensure a strong, experienced and independent Board to provide oversight on behalf of all stockholders.

To assist the Board and its Committees in their respective oversight roles, the Company's Chief Executive Officer brings members of the Company's management from various business or administrative areas into meetings of the Board or applicable Committee from time to time to make presentations, answer questions and provide insight to the members, including insights into areas of potential risk. Each Committee endeavors to satisfy its responsibilities through: (i) its receipt and review of regular reports directly from officers responsible for oversight of particular risks within the Company; (ii) direct communications by the Committee or its Chairman with the Corporation's senior management; (iii) independent registered public accounting firm (in the case of the Audit Committee) and counsel respecting such matters and related risks; (iv) its executive sessions; (v) its reports (generally through its Chairman) to the full Board respecting the Committee's considerations; and (vi) if applicable, its recommendations to the Board and such actions regarding such matters and risks as deemed appropriate.

Risk oversight is conducted primarily through the Audit Committee, but also is conducted through the Compensation Committee or Governance Committee, as applicable. The Audit Committee is responsible for overseeing the accounting, auditing and financial reporting and disclosure principles, policies, practices and controls of the Company and regularly considers (among other things) financial, reporting, internal control, related party, legal and other issues and related risks and uncertainties material to the Company. The Compensation Committee is responsible for overseeing the performance and compensation of the executives, director compensation and the other compensation, equity incentive, related policies, and material benefits of the Company. The Governance Committee is responsible for overseeing the finding, vetting and nomination of directors and committee members for the Board and senior Executives for SGRP, and for overseeing the content and application of the 'Ethics Code, corporate documents and governance policies and practices, although the Board has the authority to act and has acted on its own.

Each of the Committee charters requires the Board to determine that each of its members satisfy applicable Nasdaq requirements for the respective Committee and be free from any relationship which may interfere with the exercise of his or her independent judgment as a member. The 2022 By-Laws also require that the Chairman and the Vice Chairman of the Board, the Chairman of each Committee, and at least two (2) members of each Committee be a Super Independent Director (See Board Size, Quorum and Voting, and Director Nominations: Experience, Integrity, Diversity and other Criteria, Director Independence and Contractually Dedicated Seats, below).

Board Meetings

The Board meets regularly to receive and discuss operating and financial reports presented by management of SGRP and its advisors. During the year ended December 31, 2023, the Board held eleven (11) meetings. Each incumbent Director is required to attend 75% of the board meetings. In 2023, all then current members attended at least 75% of the meetings.

Board Size, Quorum and Voting

Under the 2022 By-Laws: the current Board size is fixed at seven (7) directors, effective as of January 25, 2022; the Chairman and at least three (3) of the Board members must be Super Independent Directors (as defined therein), and the Chairman, Vice Chairman and Chairman of each Committee and at least two (2) members of each Committee must be a Super Independent Director. There are currently two (2) vacancies on the Board. (See Director Independence and Contractually Dedicated Seats, below).

The Board size can only be changed from time to time by amending the 2022 By-Laws, which requires the approval of at least 70% of the directors then in office, including a majority of the Super Independent Directors.

Board meetings require an attendance quorum of at least 70% of its members, including a majority of the Super Independent Directors.

Under the 2022 By-Laws, except as noted below: each director is entitled to one (1) vote; and the vote of the majority of the directors present at any meeting at which a quorum is present shall be the act of the Board.

However, in the event the Board:

(i)
Includes two (2) Super Independent Directors and the Chief Executive Officer, the director with the least tenure on the Board who is not a Super Independent Director (other than the Chief Executive Officer) shall lose the right to vote on any matters that come before the Board;

(ii)
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

From January 25, 2022, through October 1, 2023, clause (i) was in effect under the 2022 By-Laws and Mr. Robert G. Brown (the director with the least tenure on the Board), was not able to vote on matters before the Board.

In addition, Section 3.12 of the 2022 By-Laws requires that certain actions by the Board be approved by a super-majority of the Board consisting of at least 70% of the directors then in office, including a majority of the Super Independent Directors. Those super-majority actions include any amendment to the 2022 By-Laws, any Committee Charter, or SGRP's Ethics Code, and the issuance of more than 250,000 shares of SGRP's Common Stock or any right to acquire them (See Director Nominations: Experience, Integrity, Diversity and other Criteria and Director Independence, below).

Board Committees

From time to time the Board may establish permanent standing committees and temporary special committees to assist the Board in carrying out its responsibilities, and may delegate Board power and authority pursuant to charters approved by the Board. Under the 2022 By-Laws (see below), a "super majority" vote of at least 70% of all SGRP directors is now required for any new committee, change in any committee charter, or certain other actions (meaning any such Board action brought before a Board consisting of seven directors can be blocked by any three (3) directors), and an absolute majority of the Board is now required for the appointment to or removal of any director from any committee (meaning any such Board action brought before a Board consisting of seven directors can be blocked by any four (4) directors). Currently, SGRP has three (3) permanent standing committees; the Audit Committee, the Compensation Committee, and the Governance Committee; and one (1) temporary committee - - the Special Committee [for Strategic Alternatives]. An audit committee is required by the Nasdaq Stock Market, Inc. ("Nasdaq"), the SEC, and applicable law. While SGRP is not similarly required to have either a compensation committee or governance committee, certain responsibilities assigned to these committees in their respective charters are required to be fulfilled by independent directors by Nasdaq Rules or SEC Rules.

Each of the Committee charters requires the Board to determine that each of its members satisfy applicable Nasdaq requirements for such a Committee and be free from any relationship would interfere with the exercise of his or her independent judgment as a member. See Board Size, Quorum and Voting, above, and Director Nominations: Experience, Integrity, Diversity and other Criteria, Director Independence, and 2022 By-Laws, below.

The standing committees of the Board are the Audit Committee of the Board (the "Audit Committee"), the Compensation Committee of the Board (the "Compensation Committee"), and the Governance Committee of the Board (the "Governance Committee"), as provided in the Corporation's 2022 By- Laws and their respective Committee Charters (See Limitation of Liability and Indemnification Matters, below). Those Committees are each discussed below.

In June 2022, the Board created the Special Committee for Strategic Alternatives to assist the Board in pursuing strategic transactions and other strategic alternatives (the "Special Committee for Strategic Alternatives"), which is a temporary (rather than a standing) committee that will continue at the discretion of the Board. The initial members of the Special Committee for Strategic Alternatives were Mr. William H. Bartels, Mr. Michael Wager and Mr. Sean M. Whelan. Mr. James R. Gillis was added to it the Committee in August 2023, and in October 2023, Mr. John Bode and Ms. Linda Houston became members and Mr. James R. Gillis was made Chairman of the Special Committee. At the end of January 2024, Mr. Bartels  resigned from the Committee.

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

The Audit Committee (among other things and as more fully provided in the Audit Charter) is tasked with the following:

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

The 2022 By-Laws require that the Chairman and at least two (2) of the members of the Audit Committee be Super Independent Directors. As of January 1, 2023, the Audit Committee consisted of Mr. Sean M. Whelan, Mr. Peter W. Brown, and Mr. Michael Wager, each of whom had been determined by the Governance Committee and the Board to meet the independence requirements for Audit Committee members under Nasdaq Rules and SEC Rules. Mr. Michael Wager and Mr. Sean M. Whelan each also was determined by the Board to be a Super Independent Director satisfying the new requirements of the 2022 By-Laws. In connection with his appointment as a Director, the Governance Committee and the Board determined that Mr. Sean M. Whelan was qualified to be the "Audit Committee financial expert" as required by Nasdaq Rules, SEC Rules and other applicable law. Mr. Michael Wager was no longer a member of the Audit Committee upon his passing on July 8, 2023.  Mr. Sean Whelan was no longer a member of the Audit Committee effective the date of his resignation on September 30, 2023 and Mr. Peter Brown was no longer a member of the Audit Committee as of November 9, 2023.

Mr. James R. Gillis was added to the Audit Committee in August 2023.  Mr. John Bode and Ms. Linda Houston became members and Mr. John Bode was made Chairman of the Audit Committee in October 2023. Each of them was determined by the Board to satisfy those requirements. See Director Independence, below.

During the year ended December 31, 2022, the Audit Committee met five (5) times. All then current members attended at least 75% of the meetings.

As of December 31, 2023, the Audit Committee consisted of Mr. John Bode, Chairman, Ms. Linda Houston and Mr. James R. Gillis.

Compensation Committee

The Compensation Committee assists the Board in fulfilling its oversight responsibilities respecting the compensation of the Named Executive Officers (See Compensation Table, below) and the other related policies of the Company, through which the Company endeavors to attract, motivate and retain the executive talent needed to optimize stockholder value in a competitive environment while facilitating the business strategies and long-range plans of the Company. The specific functions and responsibilities of the Compensation Committee are set forth in the written Charter of the Compensation Committee of the Board of Directors of SPAR Group, Inc., dated (as of) May 18, 2004, and amended through August 12, 2020 (the "Compensation Charter"), approved and recommended by the Compensation Committee and Governance Committee and adopted by the Board on May 18, 2004, and amended on August 12, 2020. The Compensation Committee also is given specific functions and responsibilities by and is subject to Nasdaq Rules, SEC Rules, Sarbanes-Oxley and other applicable law. You can obtain and review a current copy of the Compensation Charter on the Company's web site (www.sparinc.com), on which it is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab. The Compensation Charter was adopted to reflect the evolution of the Compensation Committee's informal responsibilities, the adoption of Sarbanes- Oxley, and changes in Nasdaq Rules, SEC Rules, securities laws and other applicable law pertaining to compensation committees. The Compensation Committee reviews and reassesses the Compensation Charter annually and recommends any needed changes to the Board for approval.

The Compensation Committee (among other things and as more fully provided in the Compensation Charter) is tasked with the following, although the Board has the authority to act on such matters and has acted on its own:

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

(b)	Reviews the Company's existing and proposed Compensation Objectives from time to time;

(c)	Reviews the performance of and establishment of the compensation for the Company's Named Executive Officers;

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

As of January 1, 2023, the Compensation Committee consisted of Mr. Peter W. Brown (who departed the Committee in October 2023) and Mr. Sean M. Whelan (who resigned effective September 30, 2023), each of whom had been determined by the Governance Committee and the Board to meet the independence requirements for Compensation Committee members under Nasdaq Rules and SEC Rules.

Mr. James R. Gillis was added to the Compensation Committee in August 2023 and was made Chairman of the Compensation Committee in September 2023 (and remained its Chairman until October 2023). Ms. Linda Houston was added to the Compensation Committee in October 2023, and made its Chairman in October 2023. Mr. John Bode was added to the Compensation Committee in March 2024. Each of them was determined by the Board to satisfy those requirements. See Director Independence, below.

During the year ended December 31, 2023, the Compensation Committee met eight (8) times. All then current members attended at least 75% of the meetings.

As of December 31, 2023, the Compensation Committee consisted of Ms. Linda Houston, Chairman, Mr. John Bode and Mr. James R. Gillis.

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

The Governance Committee (among other things and as more fully provided in the Governance Charter) is tasked with the following, although the Board has the authority to act on such matters and has acted on its own:

(a)
Oversees the identification, vetting and nomination of candidates for directors of SGRP and the selection of committee members, reviews their qualifications (including outside director independence) and recommends any proposed nominees to the Board, however, see Contractually Dedicated Seats, below);

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

The 2022 By-Laws require that the Chairman and at least two (2) of the members of the Governance Committee be Super Independent Directors. As of December 31, 2022, the Governance Committee consisted of Mr. Peter W. Brown (who departed the Committee in October 2023), Mr. Michael Wager (who passed away on July 8, 2023), and Mr. Sean M. Whelan (who resigned effective September 30, 2023), each of whom had been determined by the Governance Committee and the Board to meet the independence requirements for Governance Committee members under Nasdaq Rules and SEC Rules. Mr. Michael Wager and Mr. Sean M. Whelan each also had been determined by the Board to be a Super Independent Director satisfying the new stricter requirements of the 2022 By-Laws.

Mr. James R. Gillis was added to the Governance Committee in August 2023 and made its Chairman in September 2023, Mr. John Bode and Ms. Linda Houston became members and Ms. Linda Houston was made its Chairman in October 2023. Each of them was determined by the Board to satisfy the Super Independent Director requirements. See Board Size, Quorum and Voting, above, Director Independence and 2022 By-Laws, below.

During the year ended December 31, 2022, the Governance Committee met four (4) times. All then current members attended at least 75% of the meetings.

As of December 31, 2023, the Governance Committee consisted of Ms. Linda Houston, Chairman, Mr. John Bode and Mr. James R. Gillis.

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

The Nomination Policy, applicable law and exchange rules require that a majority of the directors satisfy the independence requirements under the applicable Nasdaq Rules and SEC Rules and Delaware law. Each of the Committee charters requires the Board to determine that each of the members satisfy applicable Nasdaq requirements for such a Committee and be free from any relationship would interfere with the exercise of his or her independent judgment as a member. The By- Laws also require that the Chairman of the Board, at least three (3) Board members and the Chairman and at least two (2) members of each Committee be a Super Independent Director. See Board Size, Quorum and Voting, above, Director Independence, Contractually Dedicated Seats, and 2022 By-Laws, below.

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

Candidates for vacant positions on the Board may be suggested to the Governance Committee from time to time by its members or by officers or other directors of the Corporation. The Governance Committee from time to time also has used and may use recruiting firms to consider as director candidates. But see Contractually Dedicated Seats, below. The Governance Committee generally will consider recommending the re-nomination of incumbent directors in accordance with the Nomination Policy, provided that they continue to satisfy the applicable personal characteristic criteria and performance expectations. The Nomination Policy reflects the Board's belief that qualified incumbent directors are generally uniquely positioned to provide stockholders the benefit of continuity of leadership and seasoned judgment gained through experience as a director of SGRP, and that the value of these benefits may outweigh many other factors. However, the Governance Committee is not required to recommend to the Board the nomination of any eligible incumbent director for re-election (See Contractually Dedicated Seats and Stockholder Communications - Submission of Stockholder Proposals and Director Nominations, below).

Each nominee for director was required to complete and submit a Directors' and Executive Officers' Questionnaire as part of the process for making director nominations and preparation of this Proxy Statement.

In considering the potential director nominee slate (including incumbent directors) to recommend to the Board, the Nomination Policy directs the Governance Committee or the Board to take into account: (i) the benefits of incumbency, as noted above; (ii) any perceived needs of Board, any Committee or the Company at the time for business contacts, skills or experience or other particular desirable personal characteristics; (iii) the collegiality of Board members; (iv) the need for independent directors or financial experts under that Policy or applicable law for the Board or its Committees; (v) any other requirements of applicable law or exchange rules; and (vi) the desirability of ethnic, racial, gender and geographic diversity. The Governance Committee or the Board will consider proposed nominees from any source, including those properly submitted by stockholders (See Contractually Dedicated Seats, and Stockholder Communications - Submission of Stockholder Proposals and Director Nominations, below).

At least three (3) of the seven (7) directors on the Board must be Super Independent Directors as defined in the 2022 By-Laws. All of the non-Super Independent Director positions must be filled pursuant to contracts with SGRP. See 'Director Independence and Contractually Dedicated Seats, below.

Director Independence

Nasdaq requires that at least a majority of the Board satisfy the general independence requirements for independent directors of the Board under Nasdaq Rules (which include that each is free from any relationship would interfere with the exercise of his or her independent judgment as a member). The Board has determined that all members of the Board satisfy those general requirements other than Mr. Michael R. Matacunas, SGRP's CEO (who is a non-independent director because he is a SGRP employee). Nasdaq Rules, SEC Rules and the Audit Committee Charter set higher independence standards for the Audit Committee.

At least three (3) of the seven (7) directors on the Board must be Super Independent Directors as defined in the 2022 By-Laws, which is a higher degree of independence than required by Nasdaq. Section 3.13 of the 2022 By-Laws defines a Super Independent Director as a person who satisfies all applicable independence requirements of Nasdaq and a set of stricter criteria defined within the By-Laws to ensure independence of the Board. See 2022 By-Laws, below.

The Board determined that: Mr. Sean M. Whelan and Mr. Michael Wager each satisfied the independence requirements for the Audit Committee and the other Committees and the general independence requirements for independent directors of the Board under Nasdaq Rules, SEC Rules and the Committee Charters and each was a Super Independent Director satisfying the new stricter requirements of the 2022 By-Laws; and that Mr. Sean M. Whelan is an "audit committee financial expert" under SEC Rules, as required by such rules and the Audit Committee Charter.

The Board previously determined that Mr. William H. Bartels, Mr. Robert G. Brown and Mr. Peter W. Brown each satisfied the general independence requirements for independent directors of the Board under Nasdaq Rules and SEC Rules.

In August 2023, the Board appointed Mr. James R. Gillis to the Board and each Committee, and the Board determined that Mr. James R. Gillis satisfies the independence requirements for the Audit Committee and the other Committees and the general independence requirements for independent directors of the Board under Nasdaq Rules, SEC Rules and the Committee Charters, that he has the financial acumen and is qualified to be the "financial expert" for the Audit Committee as required by Nasdaq Rules, SEC Rules and other applicable law, and that Mr. James R. Gillis is a Super Independent Director satisfying the new stricter requirements of the 2022 By-Laws.

In October 2023, the Board appointed Mr. John Bode and Ms. Linda Houston to the Board and Committees, and the Board determined that each of them satisfies the independence requirements for the Audit Committee and the other Committees and the general independence requirements for independent directors of the Board under Nasdaq Rules, SEC Rules and the Committee Charters, that each of them has the financial acumen and is qualified to be the "financial expert" for the Audit Committee as required by Nasdaq Rules, SEC Rules and other applicable law, and that each is a Super Independent Director satisfying the new stricter requirements of the 2022 By-Laws.

These determinations are made by the Board (generally with the recommendation of the Governance Committee) based on the applicable facts and circumstances, including the disclosures in the prior Directors' and Officers' Questionnaires, and the requirements under Nasdaq Rules, SEC Rules, the Committee Charters and the 2022 By-Laws.

Contractually Dedicated Seats

The nominations for four (4) of the seven (7) Board seats must comply with and satisfy SGRP's contractual requirements (each a "Contractually Dedicated Seat"), and the nominations for the other three (3) of the seven (7) Board seats must each be a Super Independent Director under the 2022 By- Laws.

During the term of the CIC Agreement, Mr. Robert G. Brown has the right to nominate for election to the Board two (2) directors (the "Brown Board Seats"), which may include Mr. Robert G. Brown, and the CIC Agreement gives him the right to replace those directors from time to time; provided that the Brown Board Seats are limited to one (1) director when the Board has not less than four (4) nor more than six (6) members. Mr. Robert G. Brown did not exercise his rights to nominate any candidates for election to the Board pursuant to the CIC Agreement at the 2023 Annual Meeting of the Corporation's stockholders on November 9, 2023 (the "2023 Annual Meeting"). Accordingly, two (2) Director Board seats became vacant at the 2023 Annual Meeting and remain vacant unless and until filled by appointment by the Board. Since the 2023 Annual Meeting, Mr. Robert G. Brown nominated two (2) individuals for the Brown Board seats, but both declined to sign the required Director Resignation Letter and were not ultimately approved by the Board. See Resignation and Retirement Letter Agreement, below.

During the term of the CIC Agreement, Mr. William H. Bartels has the right to nominate for election to the Board one (1) director (the "Bartels Board Seat"), which may include Mr. Bartels, and the CIC Agreement gives him the right to replace that director from time to time. The Bartels Board Seat is currently held by Mr. William H. Bartels, and Mr. Bartels nominated himself for re-election to the Board at the 2023 Annual Meeting under the CIC Agreement, which nomination was confirmed by the Board. Mr. Bartels was re-elected at the 2023 Annual Meeting.

The Corporation's Chief Executive Officer is (and his predecessors were) entitled pursuant to his agreements with the Corporation to have a seat on the Board as a director (the "CEO Board Seat") for so long as he holds that office, which the Board may change with a change in SGRP's CEO (subject to their respective contractual rights). Mr. Michael R. Matacunas was nominated for and re-elected to the CEO Board Seat at the 2023 Annual Meeting.

The Brown Board Seats, the Bartels Board Seat, and the CEO Board Seat are each a Contractually Dedicated Seat subject to the applicable nomination rights of the applicable holder (the "Nominating Rights Holder"), which means Mr. Robert G. Brown in the case of the Brown Board Seats, Mr. William H. Bartels in the case of the Bartels Board Seat, and the Board in the case of the CEO Board Seat.

Each Director is required (and nominee for a Contractually Dedicated Seat has signed a letter agreement with SGRP resigning and retiring from the Board in the event (among other things) the applicable Nominating Rights Holder notifies SGRP in writing of the appointment of someone else to his or its Contractually Dedicated Seat. See Resignation and Retirement Letter Agreement, below.

Resignation and Retirement Letter Agreement

As provided in the 2022 By-Laws pursuant to the Settlement (See 2022 By-Laws, below), each Director has signed and delivered to the Corporation an updated written irrevocable Resignation and Retirement Letter Agreement Under Sections 3.08 and 3.11 of the By-Laws (each a "Resignation Letter"), which has been approved by the Board and supersedes each earlier such letter agreement or form.  The Resignation Letter constitutes an irrevocable resignation for purposes of DGCL Section 141(b).

Upon, the occurrence of any of the Departure Conditions (as defined and limited in the Resignation Letter), the affected Director shall be deemed to have immediately retired for all purposes (including all plans and other benefits, but excluding indemnification, and severance, contractual, legal and related rights).

The Departure Conditions (as defined and limited in the Resignation Letter) include (without limitation):

(i)	the occurrence of the next Annual Meeting of SGRP's stockholders if at such meeting either the affected Director is not a candidate or is not elected; or

(ii)
the Board by at least 70% voting in favor determines in its discretion that the affected Director has not complied in any material respect with the Corporation's then applicable policies, codes, by-laws or charters or with Nasdaq Stock Market ("Nasdaq"), Securities and Exchange Commission ("SEC") or other applicable rules, regulations or law, which may be based (without any further inquiry) on any finding by Nasdaq, the SEC or any other competent authority; or

(iii)	the Board by at least 70% voting in favor determines that the affected Director's performance is negatively impacting the performance of the Board; or

(iv)
if the affected Director is serving in a Contractually Dedicated Seat and the applicable Nominating Rights Holder in writing directs the affected Director's removal or designates someone else to serve as a director of the Corporation in one of his Contractually Dedicated Seats. See Contractually Dedicated Seats, above.

The affected Director's resignation and retirement in this letter agreement will not occur unless and until a successor has been duly elected or appointed and seated on the Board with the affected Director's resignation and retirement occurring concurrently with such appointment and seating (which may be subject to my resignation and retirement); provided, however, that if the affected Director is resigning and retiring due to a majority vote of the Board under Departure Condition (ii) or (iii) above, then the affected Director's resignation and retirement is effective immediately following the Board's vote.

Accordingly, that retirement for any Director (other than one nominated for a Contractually Dedicated Seat unless the applicable Nominating Rights Holder agrees) could be triggered if a majority of the votes are "no", and a majority of the voting stockholders have the power to together vote "no" and effectively remove any Director. See Contractually Dedicated Seats, above. In his or her Resignation Letter, each Director has expressly reserved every claim or right under the By-Laws or any applicable agreement or rule, regulation or other law against SGRP or any related person, including (without limitation) any claim arising under or related to any Departure Condition.

2022 By-Laws

On January 25, 2022, the Board adopted and approved amendments to SGRP's then existing Amended 2022 By-Laws in connection with the entry into the CIC Agreement (the "Amendments", and as amended, the "2022 By-Laws"). The Amendments include the following:

(i)	The Amendment established in the 2022 By-Laws a new category of Super Independent Directors that are individuals both independent under Nasdaq rules and free from specified affiliate, family and certain other relationships with Mr. Robert G. Brown and Mr. William H. Bartels, as more fully defined in the 2022 By-Laws.

(ii)	The size of the Board is set at seven (7) directors, which shall include at least three (3) Super Independent Directors, (See Board Size, Quorum and Voting, and Contractually Dedicated Seats, above).

(iii)
The 2022 By-Laws now require 70% (or five (5) of seven (7)) of the directors, including a majority of Super Independent Directors to establish quorum, set the annual meeting agenda, issue or sell more than 250,000 shares of common stock (other than through stockholder approved plans) or any preferred stock, declare dividends, amend SGRP's certificate of incorporation, the 2022 By-Laws, any committee charter or SGRP's Ethics Code (See Board Size, Quorum and Voting and Director Independence, above).

(iv)	The threshold for the stockholders to amend the 2022 By-Laws is increased from a majority to 75% of the outstanding stock of the Corporation.

(v)	Officers are allowed to adjourn shareholder meetings at their discretion.

(vi)
The 2022 By-Laws establish voting rules to maintain "super" independence if there are less than three (3) Super Independent Directors (effectively reducing the votes held by certain other directors - See Board Size, Quorum and Voting, above).

(vii)	The 2022 By-Laws establish that only Super Independent Directors can be the Chairman or Vice Chairman of the Board or the Chairman of a committee.

(viii)	The Chairman no longer automatically holds the position of Chief Executive Officer upon a vacancy.

(ix)
On or before December 31, 2026, the threshold to call a special meeting of the Corporation is increased from 20% to 75% of the outstanding stock of the Corporation entitled to vote. On or after January 1, 2027, the threshold to call a special meeting of the Corporation is decreased from 75% to 25% of the outstanding stock of the Corporation.

The 2022 By-Laws continue to require that each candidate for director sign a written irrevocable letter of resignation and retirement effective upon such person failing to be re-elected by the required majority stockholder vote. See Resignation and Retirement Letter Agreement, above.

The foregoing description is only a summary of the Amendments and is qualified in its entirety by reference to a copy of 2022 By-Laws, which is incorporated by reference into the 2023 Annual Report as Exhibit 3.3 hereto.  The 2022 By-Laws also can be viewed at https://investors.sparinc.com/corporate-governance.

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

The 2022 By-Laws (unchanged in this regard by the latest restatement) provide that the Corporation must indemnify each of its current and former directors, executive officers and other designated persons (including those serving its affiliates in such capacities at the Corporation's request), and may in the Board's discretion indemnify the other current and former officers, employees and other agents of the Company, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit or proceeding against them in such capacity to the fullest extent permitted by DGCL. The 2022 By-Laws also provide that the Corporation must advance the expenses (including attorneys' fees) actually and reasonably incurred by any director in defending any such action, suit or proceeding in advance of its final disposition, subject to such person's agreement to the extent required by the DGCL under the circumstances to reimburse the Corporation if such person is not entitled to indemnification. The 2022 By-Laws and these mandatory indemnification provisions were approved and recommended by the Governance Committee and adopted by the Board of Directors of the Corporation in order to conform to the current practices of most public companies and to attract and maintain quality candidates for its directors and management, and are included in the 2022 By-Laws is (see above). A current copy of the 2022 By-Laws is posted and available to stockholders and the public on the Corporation's web site (www.sparinc.com).

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

Significant Stockholder Governance Limitations

In consideration and as part of the CIC Agreement, the Majority Stockholders agreed that they and their affiliates will not directly or indirectly take any of the listed actions (the "Covered Matters") during the term of the CIC Agreement respecting their SGRP Shares (including voting, consents, proxies or other corporate actions), alone or in conjunction with other stockholders of the Corporation, unless any of the matters are the subject of a vote at a meeting of the Corporation's stockholders called by the Board.  The term of the CIC Agreement and the restrictions respecting the Covered Matters end on January 25, 2027.

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

The foregoing description is only a summary of the CIC Agreement and is qualified in its entirety by reference to a copy of the CIC Agreement, which is incorporated by reference into this Annual Report as Exhibit 10.21.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation for services rendered to the Company in all capacities for the years ended December 31, 2023 and 2022 (but See - Transactions with Related Persons, Promoters and Certain Control Persons, below), by: (i) the Corporation's Chief Executive Officer; and (ii) each of the other persons named below, which include the two (2) most highly compensated Executives or other Officers of the Company. "Named Executive Officers" shall mean each of the individuals listed below. The Company does not have any Non-Equity Incentive Compensation Plans other than as part of its individual Incentive Bonus Plans, any pension plans or any non-qualified deferred compensation plans, and accordingly those columns have been omitted.

Effective as of February 22, 2021, SGRP appointed Mr. Michael R. Matacunas as its Chief Executive Officer and President and as a Director of SGRP.  Mr. Antonio Calisto Pato joined SGRP and became Chief Financial Officer, Secretary and Treasurer on February 27, 2023 (4). Effective July 13, 2021, SGRP appointed Mr. Ron Lutz as its Global Chief Commercial Officer and Mr. William Linnane as its Global Strategy & Growth Officer. Ms. Fay DeVriese departed as SGRP's Chief Financial Officer effective as of January 31, 2023, having served in that role since August 31, 2020.

Name and Principal Positions	Year	Salary ($)	Bonus ($) (1)	Option and RSU Compensation ($) (2)	All Other Compensation ($) (3) (4)	Total ($)
Michael R. Matacunas	2023	627,083	432,668	125,281	4,800	1,189,832
Chief Executive Officer, President and Director	2022	407,813	200,000	0	4,800	612,613

Antonio Calisto Pato	2023	264,815	0	0	4,000	268,815
Chief Financial Officer, Treasurer and Secretary

Fay DeVriese (4) (5)	2023	39,375	0	0	87,900	127,275
Chief Financial Officer, Treasurer and Secretary	2022	329,583	72,233	54,304	4,800	460,920

Kori Belzer	2023	342,708	135,192	9,780	4,800	492,480
Global Chief Operating Officer	2022	306,042	68,244	10,359	4,800	389,445

William Linnane	2023	332,708	130,796	0	4,800	468,304
Global Strategy & Growth Officer	2022	296,042	85,000	30,914	4,800	416,756

Ron Lutz	2023	332,708	131,741	0	4,800	469,249
Global Chief Commercial Officer	2022	296,042	62,500	30,914	4,800	394,256

(1)	These are the cash bonuses paid in the referenced year (2023 or 2022) respecting performance in the preceding year (2022 or 2021). Cash bonuses include payments under phantom stock awards. See 2023 and 2022 Deferred Compensation Agreements, below.
(2)	These are not cash amounts actually paid to or received by the Named Executive Officer. These are the amounts included in and reported as part of the Named Executive Officer’s taxable income for the referenced year respecting his or her restricted stock unit vesting or stock option exercises, which also are "compensation expenses" recognized by the Corporation under generally accepted accounting principles computed in accordance with ASC-718- 10. In addition, these amounts do not include the fair values for any equity awards used and included in the Chief Executive Officer (PEO) Pay Versus Performance Table, below.
(3)	"Other Compensation" primarily represents allowances for automobiles, cell phone and internet service.
(4)
Ms. DeVriese departed SGRP effective as of January 31, 2023 and received severance of $87,500 (which is included in All Other Compensation). Her unvested restricted stock units and stock option awards expired on her departure.

(5)	Mr. Antonio Calisto Pato joined SGRP and became Chief Financial Officer, Secretary and Treasurer on February 27, 2023.

Narrative to Summary Compensation Table

Compensation Elements

As indicated in the Summary Compensation Table above, in addition to base salary, we provide the following compensation and benefits to our Named Executive Officers:

●
Cash Bonuses. Annually, the Company enters into bonus plans with key management and administrators based on specified goals. The bonuses noted in the above table that were paid in 2023 were in fact earned in 2022.

●	Stock and Cash Awards. The Corporation from time to time grants to its Named Executive Officers: (i) awards of restricted stock units ("RSUs"), which on vesting are payable in stock or cash (at the Corporation's option); or (ii) when RSUs are not available under a stockholder approved plan, awards of phantom stock units ("PSUs"), which on vesting are payable only in cash. RSUs and PSUs are granted using the fair market value on the date of grant and vest either over one year or three years from the date of grant, provided that the recipient remains employed through the vesting date. See 2023 and 2022 Deferred Compensation Agreements, below.

●
Stock and Option Awards. The Corporation from time to time grants its key management and administrators awards of stock options and RSUs from time to time when such awards are available under a stockholder approved plan. Such options were issued with an exercise price equal to the fair market value on the date of grant and vest and become exercisable 25% on each of the first four anniversaries of the date of grant, provided that the recipient remains employed through the vesting date. See Stock and Cash Awards, above, respecting RSUs.

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

Chief Executive Officer (PEO) Pay Versus Performance Table

Year	Summary Compensation Table Total for Michael R. Matacunas (1) (3)	Summary Compensation Table Total for Kori G. Belzer (1) (2)	Compensation Actually Paid to Michael R. Matacunas (1) (3)	Compensation Actually Paid to Kori G. Belzer (1) (2)	Average Summary Compensation Table Total for Non-PEO NEOs (1) (4)	Average Compensation Actually Paid to Non-PEO NEOs (1) (4)	Total Shareholder Return (5)	Company’s Net Income
2023	$1,164,551	N/A	$1,138,570	N/A	$491,586	$455,600	87.83	$4,776,000
2022	$612,613	N/A	$749,718	N/A	$415,344	$384,882	113.04	$2,126,000
2021	$304,086	$60,112	$722,932	50,878	$348,448	$324,647	106.96	$2,000,000

(1)	Amount includes non-cash compensation respecting certain stock-based awards adjusted for changes in equity award values.
(2)	Ms. Kori Belzer was acting Chief Executive Officer of SGRP through February, 2021.
(3)	Mr. Michael R. Matacunas became Chief Executive Office of SGRP on February 22, 2021.
(4)	The dollar amounts reported in column (f) represent the average of the amounts reported for the Company’s named executive officers (NEOs) as a group in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the NEOs included for these purposes in each applicable year are as follows: (i) this average was computed using a total of four (4) NEOs for 2023, which were Ms. Kori Belzer, Mr. Antonio Calisto Pato, Ms. Fay DeVriese (1 month), Mr. William Linnane and Mr. Ron Lutz, because Mr. Calisto Pato and Ms. DeVriese did not overlap; (ii) for 2022, Ms. Kori Belzer, Ms. Fay DeVriese, Mr. William Linnane and Mr. Ron Lutz (for a total of four (4) NEOs); and (iii) for 2021, Ms. Kori Belzer (10 months), Mr. Steven J. Adolph (4 months), Ms. Fay DeVriese, Mr. William Linnane (6.5 months), Mr. Ron Lutz (6.5 months) and Mr. Gerard Marrone (5.5 months).
(5)	Reflects the cumulative shareholder return over relevant fiscal year, computed in accordance with SEC rules, assuming an investment of $100 in the Company's common shares at a price per share equal to the closing price of the Company's common stock on the last day trading day before the commencement of the earliest applicable fiscal year and the measurement end point of the closing price of the Company's common stock on the last trading day in the applicable fiscal year. The closing price of the Company's common stock on December 31, 2020 was $1.15 per share and the closing price of the Company's common stock on December 29, 2023 was $1.01 per share.

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

Each CICSA provides that the applicable executive will receive a lump sum severance payment if both: (1) a "Change in Control" occurs; and (2) within the "Protected Period" the executive is terminated other than in a "Termination For Cause". In addition, severance may be payable if the applicable executive leaves for "Good Reason", including certain changes in duties and compensation or the Corporation ceases to be an independent company following a Change in Control, or the departure of SGRP's current CEO (but only in the case of other executives). The Protected Period is equal to the Term or 24 months from the then most recent Change in Control. The term is 36 months and automatically extends daily for another day unless the Corporation gives notice of non-renewal (in which case the Term ends on the third anniversary of such notice). The CICSA severance payment is equal to the sum of: (i) two (2) (for Mr. Matacunas); (ii) one and one half (1.5) (for Ms. Belzer) or one (1) (for others) times the executive's annual salary; plus (iii) the maximum bonus paid to such executive in either of the last two (2) years.

2023 and 2022 Deferred Compensation Agreements

The Corporation prepared a 2022 Stock Compensation Plan that would have included Awards for NQSOs and RSUs (as defined below), but that plan was never submitted to its shareholders for approval. However, the Board had previously approved, for certain key executives, incentive stock-based awards for 2023 and 2022 using RSUs or cash. Since there were no plan based RSUs available, those executives instead received deferred compensation in the form of Phantom Stock Units ("PSUs"), which correspond to an equal number of shares of the Corporation's Common Stock ("SGRP Shares"). The number of PSUs received equals the dollar value of the incentive award divided by the per share market price of SGRP shares on the date of award. Each PSU represents the right of the grantee to receive cash payments based on the fair market value of SGRP Shares at the time of vesting, but not to receive SGRP Shares themselves. The number of the Grantee's PSUs will be automatically adjusted to reflect the specified events respecting the SGRP Shares as provided in the applicable Phantom Stock Agreement.  The PSUs do not possess the rights of common stockholders of the Corporation, including any voting or dividend rights, and cannot be exercised or traded for SGRP Shares. Due to the cash settlement feature, the PSUs are classified as liabilities in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet.

Effective as of March 24, 2022 (the "2022 Grant Date"), the Corporation issued an award of 111,111 PSUs to each of its Executives: Kori G. Belzer; William Linnane; and Ron Lutz.  Vesting will occur in three tranches of one-third each over the three (3) year period following the 2022 Grant Date, provided that: (i) the Grantee is an employee of the Company at the time; and (ii) the Corporation achieved 90% of the agreed upon financial target for 2022.As of December 31, 2023, the Company had determined that the 2022 performance target had not been met and the first tranche of those PSUs did not vest. The Board approved in October 2023 that the second and third tranches of those PSUs will respectively vest on the second and third anniversary of the 2022 Grant Date with no additional vesting criteria.

Effective as of April 3, 2023 (the "2023 Grant Date"), the Corporation granted an award of 181,818 PSUs to each its Executives: Kori G. Belzer; William Linnane; and Ron Lutz. None of those PSUs were vested as of the 2023 Grant Date. The PSUs granted and issued to each such Grantee shall vest over the three-year period following the Grant Date provided that the Grantee is an employee of the Company on the applicable vesting date; and the first tranche of those PSUs was to have vested upon the achievement by the Company of 70% or greater of the budgeted 2023 Global EBIT. If the first-year criteria is achieved, the second and third tranches will respectively vest on the second and third anniversary of the 2023 Grant Date with no additional vesting criteria.  As of March 31, 2024, the Company determined that the 2023 performance target had been met, the first tranche of those PSUs had vested, and the second and third tranches of those PSUs will respectively vest on the second and third anniversary of the 2023 Grant Date with no additional vesting criteria.

Effective as of the 2023 Grant Date, the Corporation also granted an award of 378,788 PSUs to Michael R. Matacunas, the Chief Executive Officer and President of the Corporation. None of those PSUs were vested as of the 2023 Grant Date. All of the PSUs granted and issued to him will vest over a one-year period following the 2023 Grant Date provided that the Grantee is an employee of the Company on April 3, 2024, upon the achievement by the Company of 70% or greater of the budgeted 2023 Global EBIT.  As of March 31, 2024, the Company had determined that the 2023 performance target had been met, and all of those PSUs have vested.

Effective as of the 2023 Grant Date, the Corporation also granted an award of 75,758 PSUs to Antonio Calisto Pato, the Chief Financial Officer, Secretary and Treasurer of the Corporation. None of those PSUs were vested as of the 2023 Grant Date.  All of the PSUs granted and issued to him will vest over the one-year period following the 2023 Grant Date provided that the Grantee is an employee of the Company on April 3, 2024, upon the achievement by the Company of 70% or greater of the budgeted 2023 Global EBIT.  As of March 31, 2024, the Company had determined that the 2023 performance target had been met, and all of those PSUs have vested.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth unexercised options, unvested stock options and certain related information for each Named Executive Officer outstanding as of December 31, 2023.

Outstanding Stock Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable at 12/31/23 (#)	Number of Securities Underlying Unexercised Options Not Exercisable at 12/31/23 (#)	Option Price ($)	Option Date
Kori Belzer	05/07/17	6,250	0	$ 0.90	05/17/27
	05/03/18	20,000	0	$ 1.23	05/03/28
	04/05/19	12,500	0	$ 0.64	04/05/29
Fay DeVriese	08/31/20	0	0(1)	$ 0.85	08/31/30
William Linnane	--	0	0	$ 0	--
Ron Lutz	--	0	0	$ 0	--
Michael Matacunas	02/22/21	630,000	0	$ 1.90	02/22/31

(1)	Amounts were to have vested over four (4) years, with 50,000 option shares vesting on each anniversary of the grant date. One quarter of them vested in each of 2021 and 2022. The remaining 100,000 options expired due to Fay’s departure on January 31, 2023.

Compensation of Directors

The following table sets forth all compensation costs of the Corporation for services rendered to it by its directors (other than any Named Executive Officer), and certain other amounts that may have been received by or allocated to them, for the year ended December 31, 2023. The Corporation has not given restricted stock awards to its directors and does not have pension plans or non-qualified deferred compensation plans for its directors, so those columns have been omitted.

Name	Year	Fees Earned or Paid in Cash ($)	RSU and Option Awards ($)(1)	All Other Compensation ($)	Total ($)
James R. Gillis (1A)	2023	60,288	0	0	60,288
John Bode (1B)	2023	35,000	0	0	35,000
Linda Houston (1C)	2023	35,426	0	0	35,426
William H. Bartels (2) (5)	2023	180,000	0	0	180,000
James R. Brown, Sr. (3)	2023	4,583	0	0	4,583
Peter W. Brown (4)	2023	145,000	0	0	145,000
Robert G. Brown (5)	2023	136,786	0	0	136,786
Michael Wager (6)	2023	86,126	0	0	86,126
Sean M. Whelan (7)	2023	105,000	0	0	105,000

(1)
These are not amounts actually paid to or received by the named director. These are "compensation expenses" for restricted stock unit or stock option awards recognized by the Corporation under generally accepted accounting principles computed in accordance with ASC- 718-10.

(1A)	James R. Gillis joined the Board in August 2023.
(1B)	John Bode joined the Board in October 2023.
(1C)	Linda Houston joined the Board in October 2023.
(2)	William H. Bartels' compensation does not include the cash payments made to him respecting his retirement as an officer of SGRP as of January 1, 2020. Mr. Bartel's compensation also does not include the value of the Preferred Stock received by Mr. Bartels and his affiliates as stockholders under the CIC Agreement. See Item 13 -- Change of Control, Voting and Restricted Stock Agreement, below.
(3)	James R. Brown, Sr. served on the Board as a director through January 2022, and as an advisor to the Board through January 2023. See James R. Brown, Sr. Advisor Agreement, below.
(4)	Peter W. Brown left the Board on November 9, 2023, since he was not reelected as a director at the 2023 Annual Meeting of the Corporation's stockholders. Mr. Peter W. Brown's compensation does not include any payments he may have received for consulting work for the Corporation's Brazilian subsidiary SPAR BSMT, and indirectly for dividends declared and paid by SPAR BSMT to Mr. Brown's company, EILLC. See International Joint Venture Transactions, below.
(5)	Robert G. Brown left the Board on November 9, 2023, since he was not reelected as a director at the 2023 Annual Meeting of the Corporation's stockholders. Mr. Robert G. Brown's compensation does not include the cash payments or the value of the Preferred Stock received by Mr. Brown and his affiliates as stockholders under the CIC Agreement. See Item 13 -- Change of Control, Voting and Restricted Stock Agreement, below.
(6)	Michael Wager joined the Board on October 21, 2021, and left when he passed away on July 8, 2023.
(7)	Sean M. Whelan joined the Board on October 21, 2021, and left when he resigned effective September 30, 2023.

Discussion of Directors' Compensation

The Compensation Committee recommends to the Board and the Board approves the compensation of directors pursuant to SGRP's Director Compensation Plan for its outside (i.e., non- employee) Directors ("NED"), as approved and amended by the Board from time to time (the "Directors Compensation Plan"), as well as the compensation for SGRP's executives. The Directors Compensation Plan was last modified and approved by the Board on April 11, 2023, effective April 1, 2023.

Under the Directors Compensation Plan: (a) each NED is entitled to receive annual director's fees of $130,000; (b) the Corporation's Chairman is entitled to receive $35,000 annually in addition to such NED annual fee (for a total annual fee of $165,000 per annum); (c) in addition to such NED annual fee, each applicable Committee Chairman is entitled to receive for chairing the applicable Committee: (i) an additional $10,000 per annum fee in the case of the Audit Committee; and (ii) an additional $7,500 per annum fee in the case of the Chairman of each of the Governance and Compensation Committees; and (d) in addition to such NED annual fees and Chairman fees: (1) in 2023 Mr. Robert G. Brown was paid a one-time additional $25,000 fee in 2023 compensation; and (2) Mr. Peter W. Brown was  paid a one-time additional fee of $15,000 in 2023 compensation.

All Directors' Fees are payable quarterly in cash.

Independent Directors will be reimbursed for all reasonable expenses incurred during the course of their duties.

There is no additional compensation for committee participation, phone meetings, or other Board activities.

Bartels' Retirement and Director Compensation

Mr. William H. Bartels retired as an employee of the Company as of January 1, 2020. However, he continues to serve as a member of SPAR's Board. Mr. William H. Bartels is also one of the founders and a significant stockholder of SGRP.

Effective as of January 18, 2020, SPAR's Governance Committee proposed and unanimously approved retirement benefits for the five-year period commencing January 1, 2020, and ending December 31, 2024 (the "Five-Year Period"), for Mr. William H. Bartels. The aggregate value of benefits payable to Mr. William H. Bartels is approximately $220,558 per year and a total of $1,102,790 for the Five-Year Period (excluding increases in director's compensation since 2020). The Company recognized $700,000 of retirement benefits during the year ended December 31, 2020, representing the present value of the future Retirement Compensation, Supplemental Fees and Medical Benefits payments due Mr. William H. Bartels. As of December 31, 2023 $200,923 of retirement benefits remains outstanding and is included within Accrued expenses and other current liabilities on the consolidated balance sheets. See Discussion of Directors' Compensation, above.

Compensation Plans

Inducement Stock Based Award Summary

On February 27, 2023, as an inducement to Mr. Antonio Calisto Pato to become the Corporation's Chief Financial Officer, the Corporation granted to Mr. Calisto Pato an RSU Award having a fair market value of $150,000 to be granted on the last trading day at the end of the week following the beginning of his employment and vesting in one (1) year. On March 10, 2024, the RSUs vested.

On February 22, 2021, Mr. Michael R. Matacunas received an inducement award for RSUs approved by SGRP's Board of Directors that provides for the issuance of $100,000 of RSUs respecting shares in SGRP’s Common Stock for a period of 10 years, which are issuable on May 15 of each year.  Under that RSU inducement award, on May 15, 2022, Mr. Matacunas received a new issuance of RSUs for 89,286 shares based on the closing price of $1.12 per share on that date, and on May 15, 2023, those RSUs vested and Mr. Matacunas would have received 89,286 shares of SGRP's Common Stock, a net of 56,563 shares after tax withholdings.

Under the RSU inducement award, Mr. Matacunas received a new issuance of RSUs for 98,039 shares on May 15, 2023 that will vest on May 15, 2024.  The RSUs are based on a closing price of $1.02 per share on the date of issuance. Upon vesting, the Corporation may settle (in its discretion) the RSUs in cash or shares.

Subject to certain conditions (including Mr. Michael R. Matacunas' continued employment by the Issuer at such time), those RSUs (and each of the anniversary issuances) under that RSU inducement award are scheduled to automatically vest one (1) year after their May 15 issuance and convert and become payable either (at the option of SGRP) in cash or shares of the SGRP's Common Stock issued directly from the Issuer, but no exercise price or other payment for such shares is required.

2020 and 2021 Plans

No new awards were granted in 2023 under the 2020 or 2021 Plans.  Both of these plans have been terminated effective the anniversary date of their approval.

Share Based Compensation

As of December 31, 2023, the Company has outstanding stock options and unvested restricted stock units granted under its 2008 Stock Compensation Plan, 2018 Stock Compensation Plan, 2020 Stock Compensation Plan and 2021 Stock Compensation Plan, which generally permitted stock-based awards under terms determined by the Company’s board of directors. Stock options and RSUs generally provided for vesting over service periods of one (1) to four (4) years, with option exercise prices generally equal to fair market value on the date of grant.

As of December 31, 2023, no further shares were available under these plans for future awards. The Company also granted stock options and restricted stock units as inducements under contracts with selected executives.

2008 Plan Summary

2008 Plan Stock option award activity for the years ended December 31, 2023 and 2022 is summarized below for the periods presented:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2022	691,162	$1.53	2.60	$72
Granted	–	–	–	–
Exercised / cancelled	(57,500)	1.07	–	10
Forfeited or expired	(120,562)	–	–	–
Outstanding at December 31, 2022	513,100	$1.63	2.16	$68
Granted	–	–	–	–
Exercised / cancelled	–	–	–	–
Forfeited or expired	(291,100)	2.10	–	–
Outstanding at December 31, 2023	222,000	$1.01	3.27	$12
Exercisable at December 31, 2023	222,000	$1.01	3.27	$12

The Company recognized no stock-based compensation expense relating to stock option awards during the years ended December 31, 2023 and 2022.

2018 Plan Summary

2018 Plan Stock option award activity for the years ended December 31, 2023 and 2022 are summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2022	160,000	$0.93	6.82	$31
Granted	–	-	–	–
Exercised / cancelled	(12,500)	0.76	–	8
Forfeited or expired	(2,500)	–	–	–
Outstanding at December 31, 2022	145,000	$0.94	5.79	$52
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2023	145,000	$0.94	4.79	$26
Exercisable at December 31, 2023	145,000	$0.94	4.79	$26

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

2020 Plan Summary

2020 Plan Stock option award activity for the years ended December 31, 2023 and 2022 are summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2022	385,000	$1.55	4.10	$–
Granted	–	–	–	–
Exercised / cancelled	–	–	–	–
Forfeited or expired	(10,000)	–	–	–
Outstanding at December 31, 2022	375,000	$1.55	3.10	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	(20,000)	–	–	–
Outstanding at December 31, 2023	355,000	$1.55	2.10	$–
Exercisable at December 31, 2023	177,500	$1.55	2.10	$–

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

CFO Inducement Plan Summary

CFO Inducement Plan stock option award activity for the years ended December 31, 2023 and 2022 are summarized below. This inducement plan reflects the award granted to Ms. Fay DeVriese. She is no longer with the company and all outstanding unvested awards were forfeited upon her departure in January 2023 and vested awards were not exercised by her within the required three-month period:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2022	150,000	$0.85	8.67	$57
Granted	–	–	–	–
Exercised / cancelled	(50,000)	0.85	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2022	100,000	$0.85	7.67	$45
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	(100,000)	0.85	–	–
Outstanding at December 31, 2023	–	$–	–	$–
Exercisable at December 31, 2023	–	$–	–	$–

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

CEO Inducement Plan Summary

CEO Inducement Plan stock option award activity for the years ended December 31, 2023 and 2022 are summarized below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2022	630,000	$1.90	9.15	$–
Granted	–	–	–	–
Exercised / cancelled	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2022	630,000	$1.90	8.15	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2023	630,000	$1.90	7.15	$–
Exercisable at December 31, 2023	630,000	$1.90	7.15	$–

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

Share-Based Compensation Expense

Share-based compensation expense for the years ended December 31, 2023 and 2022 was $297,000 and $346,000, respectively.

Employee Stock Purchase Plans

In 2001, SGRP adopted its 2001 Employee Stock Purchase Plan (the "ESP Plan"), which replaced its earlier existing plan, and its 2001 Consultant Stock Purchase Plan (the "CSP Plan"). These plans were each effective as of June 1, 2001. The ESP Plan allows employees of the Company, and the CSP Plan allows employees of the affiliates of the Company to purchase SGRP's Common Stock from SGRP without having to pay any brokerage commissions. On August 8, 2002, the Board approved a 15% discount for employee purchases of Common Stock under the ESP Plan.

Audit and Compensation Committee Interlocks and Insider Participation

No member of the Board's Audit Committee, Compensation Committee or Governance Committee was at any time during the year ended December 31, 2023, or at any other time an officer or employee of the Company. No executive officer of the Company or Board member (including any member of SGRP's Board, Audit Committee, Compensation Committee or Governance Committee) serves as a member of the board of directors, audit, compensation or governance committee of any other entity affiliated with or related to the Corporation, except for positions with subsidiaries of the Corporation, and except for the positions of Mr. William H. Bartels as a director and Mr. Robert G. Brown as a former director of SGRP and as directors and officers of certain of its affiliates (which are not owned by, under the control of or consolidated with the Corporation), including SBS, IGC, Infotech and SAS (See Transactions with Related Persons, Promoters and Certain Control Persons, below).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of SGRP's Common Stock as of December 31, 2023, by: (i) each person who is known by SGRP to own beneficially more than 5% of SGRP's Common Stock; (ii) each of SGRP's directors; and (iii) each of the Named Executive Officers in the Summary Compensation Table. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	See Note #	Percentage
Common Shares	Robert G. Brown	7,722,457	(1)	32.14%
Common Shares	William H. Bartels	5,709,837	(1)	23.77%
Common Shares	Michael R. Matacunas	701,956	(1) (2)	2.92%
Common Shares	Peter W. Brown	132,694	(1) (3)	*
Common Shares	Kori G. Belzer	86,371	(1) (4)	*
Common Shares	James R. Brown, Sr.	43,084	(1)	*
Common Shares	Fay DeVriese	21,471	(1)	*
Common Shares	William Linnane	17,909	(1)	*
Common Shares	Ronald Lutz	17,678	(1)	*
Common Shares	All Executives and Directors	14,453,457	(1)	60.16%
*       Less than 1%

(1)	The address of such owners is c/o SPAR Group, Inc. 1910 Opdyke Court, Auburn Hills, Michigan 48326.
(2)	Mr. Matacunas' beneficial ownership includes 630,000 shares issuable upon exercise of options (which are already vested) and 26,315 shares upon vesting of restricted stock units.
(3)	Mr. Peter Brown's beneficial ownership includes 80,000 shares issuable upon exercise of options (which are already vested).
(4)	Ms. Belzer's beneficial ownership includes 67,500 shares issuable upon exercise of options (which are already vested) and 16,574 shares upon vesting of restricted stock units.

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

Based solely on its review of the copies of such forms received by it for the year ended December 31, 2023 ("2023"), filings by certain Insiders during or for 2023, or written representations from such Insiders for 2023, SGRP believes that its Insiders complied with all applicable Section 16(a) filing requirements for such year, with the exception that: (i) one (1) Form 4 was filed late by Mr. William H. Bartels; (ii) one (1) Form 3 was filed late by Mr. John Bode; (iii) one (1) Form 4 was filed late by Mr. Robert G. Brown; (iv) one (1) Form 3 was filed late by Mr. Antonio Calisto Pato; (v) one (1) Form 3 for Mr. James R. Gillis is pending receipt from the SEC of his EDGAR Codes; and (vi) one (1) Form 3 was filed late by Ms. Linda Houston.

All such Section 16(a) filing requirements have since been completed by each of the aforementioned Insiders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Related Party Transactions

SPAR's policy respecting approval of transactions with related persons, promoters and control persons is contained in the Ethics Code (See Ethics Code, above) The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including those related to the oversight and approval of conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in Part I Sections 2, 3, 11 and 12 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in Part IV Section 15 of the Audit Committee's Charter. The Governance Committee and Audit Committee each consist solely of independent directors, at least two (2) of which must be Super Independent Directors. See 2022 By-Laws, above.

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

Change of Control, Voting and Restricted Stock Agreement

The Change of Control, Voting and Restricted Stock Agreement (the "CIC Agreement") became effective on January 28, 2022, when signed by the Company and Mr. Robert G. Brown, ("Mr. Brown"), Mr. William H. Bartels ("Mr. Bartels"), SPAR Administrative Services, Inc. ("SAS"), and SPAR Business Service, Inc. ("SBS"). Mr. Brown, Mr. Bartels, SAS and SBS may be referred to collectively as the "Majority Stockholders". The CIC Agreement was approved by the Board of Directors of SGRP (the "Board").

Mr. Robert G. Brown and Mr. William H. Bartels are significant stockholders of SGRP, and thus each is a related party and affiliate of SGRP. Mr. William H. Bartels also is a director of  SGRP. Mr. Robert G. Brown and Mr. William H. Bartels also have contractual rights to nominate directors for the Board. See Change of Control, Voting and Restricted Stock Agreement, below.

SBS, SPAR InfoTech, Inc. ("Infotech"), Innovative Global Technologies LLC ("IGC"), and SAS, are related parties and affiliates of SGRP, but are not under the control or part of the Company. SBS is a related party and affiliate of SGRP because it is owned by SBS LLC, which in turn is beneficially owned by Mr. Robert G. Brown. Infotech and IGC each is a related party and affiliate because it is owned principally by Mr. Robert G. Brown. SAS is a related party and affiliate of SGRP because it is owned principally by Mr. William H. Bartels and prior to December 2023 also owned in part by entities owned by affiliates of Mr. Robert G. Brown.

Pursuant to the CIC Agreement, the Corporation issued to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock, which converted into 3,000,000 SGRP Shares pursuant to the 1:1.5 conversion ratio set forth in the Preferred Designation and the CIC Agreement. The final shares under the CIC Agreement vested on November 10, 2023, and all of the corresponding SGRP Shares had been issued or were in the process of being issued by December 31, 2023. The Series B Preferred Stock shares was valued at $3,690,000 in total, based on the SGRP stock price on December 31, 2021 of $1.23 per share for the 3,000,000 conversion SGRP shares.

The execution of the CIC Agreement was conditional upon making the changes to and restatement of the Corporation's 2022 By-Laws, which were approved by the Board and became effective on January 25, 2022 (the "2022 By-Laws").

Pursuant to the CIC Agreement, all actions, claims and demands between the Majority Stockholders and the Company were resolved; and the Majority Stockholders and their affiliates during the five-year term of the CIC Agreement have agreed to give up their rights to do any of the following: (i) act or attempt to act by written consent; (ii) submit or attempt to submit any stockholder proposals in advance of any annual or special stockholders meeting of the Corporation; (iii) call or attempt to call any special meetings of the Corporation's stockholders; (iv) continue or commence or attempt to continue or commence any legal claims against the Company; (v) change or attempt to change the size of the Board; (vi) appoint or remove or attempt to appoint or remove any director or officer of the Corporation, except as expressly permitted with in the CIC Agreement; (vii) amend or attempt to amend the Corporation's Certificate of Incorporation or 2022 By-Laws; and (viii) enter or attempt to enter into any agreement, arrangement or understanding with any other person in an effort to take any of those actions. The term of the CIC Agreement and those restrictions end on January 25, 2027.  See Significant Stockholder Governance Limitations, above.

For the current Board composition and corporate, governance, see Directors, Executive Officers and Corporate Governance, Board Size, Quorum and Voting, Director Nominations: Experience, Integrity, Diversity and other Criteria, Director Independence, Contractually Dedicated Seats, and 2022 By-Laws, above.

James R. Brown, Sr. Advisor Agreement

On January 25, 2022, the Corporation entered into a consulting agreement with Mr. James R. Brown, Sr., effective January 26, 2022, following his retirement as a director of SGRP on January 25, 2022, pursuant to which Mr. James R. Brown, Sr. served as a Board advisor to SGRP from time to time for a term of one (1) year (the "Brown Advisor Agreement"). As compensation for his services, Mr. James R. Brown, Sr. received compensation at a rate of $55,000 for the term of the Brown Advisor Agreement. Payments were made in equal quarterly installments and were pro- rated for partial quarters. This agreement expired in January 2023.

Panagiotis N. Lazaretos Consulting Agreement

On January 27, 2022, the Corporation entered into a consulting agreement with Thenablers, Ltd. effective February 1, 2022 (the "Lazaretos Consulting Agreement"). Thenablers, Ltd. is wholly owned by Mr. Panagiotis N. Lazaretos, a retired director of the Corporation. Following Mr. Panagiotis N. Lazaretos' retirement as a director on January 25, 2022, Thenablers, Ltd. agreed to provide the consulting services of Mr. Panagiotis N. Lazaretos to the Corporation regarding global sales and new markets' expansion. The Lazaretos Consulting Agreement could not be terminated by either party for the first twelve (12) months, and would have automatically expired on January 31, 2024.

However, as permitted by the Lazaretos Consulting Agreement, on February 2, 2023, the Corporation gave notice that it was terminating that agreement effective July 31, 2023, and that agreement then ended. Thenablers, Ltd. received monthly compensation of $180,000 during the term of the Lazaretos Consulting  Agreement but no incentive compensation was earned or paid.

Other Domestic Related Party Transactions

Prior to December 31, 2023, National Merchandising Services, LLC ("NMS"), was a consolidated domestic subsidiary of the Company owned jointly by SGRP and by National Merchandising of America, Inc. ("NMA").  Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Edward Burdekin's wife, is the sole stockholder and also a director of both NMA and NMS. NMA is a related party of the Company but is not under the control of or consolidated with the Company. Mr. Edward Burdekin's wife also owns National Store Retail Services ("NSRS"). Since September 2018 through June of 2021, NSRS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs. Starting in July of 2021, the domestic merchandising specialist field force services provided by NSRS was transitioned to National Remodel & Setup Services, LLC ("NRSS") with the same financial arrangement. Ms. Andrea Burdekin is the owner of NRSS. NMS also leases office space from Mr. Edward Burdekin's personal property.

On December 22, 2023, the Company entered into an agreement with National Retail Remodel Services (the "Buyer") to sell its 51% ownership interest in NMS to the Buyer for total consideration of $1,441,004.  The transaction closed on December 31, 2023. Per the agreement, the purchase price was as follows: (1) payment of $700,000 to the escrow agent upon closing, which was released to the Company in January 2024; (2) $523,000 in the form of the Buyer's promissory note due and paid on  January 31, 2024; and (3) a payment of up to $209,004 contingent upon collection of an outstanding receivable.  The $700,000 and $523,000 portions of consideration for this transaction were recorded in "Other Receivables" at December 31, 2023. The Company’s December 31, 2023, financial results include a loss on this sale of approximately $427,000, primarily reflecting the write-off of remaining goodwill related to NMS. The Company did not include the contingent purchase price payment in the determination of the amount of the loss as collection of that receivable was  not known as of the April 1, 2024 filing date.

Resource Plus of North Florida, Inc. ("RPI"), is a consolidated domestic subsidiary of the Company and is owned jointly by the Company and by Mr. Richard Justus. Mr. Richard Justus has an ownership interest in RJ Holdings which owns the buildings where RPI is headquartered and operates. Both buildings are subleased to RPI.

On December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of President and Chief Executive Officer, Mr. Michael R. Matacunas. Mr. Michael R. Matacunas is also a minority owner of the Agent.

International Joint Venture Transactions

SGRP Meridian Proprietary Limited ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by the Company and 49% by Friedshelf (Pty) Ltd., Lindicom Proprietary Limited, and Lindicom Empowerment Holdings Proprietary Limited ("Local Owners").

On February 7, 2024, the Company entered into a Sale of Shares Agreement to sell its 51% ownership interest in Meridian to the Local Owners for 180,700,000 South African Rand, 80% of which would be paid upon closing.  Meridian in turn owns (and after closing will continue to own) interests in its subsidiaries: CMR-Meridian Proprietary Limited; Bordax Retail Services (Pty) Ltd; and  Bordax Retail Services Gauteng (Pty) Ltd. Closing is expected in the second quarter of 2024. The Company is also licensing certain technology (including SPARView) and trademarks to Meridian in connection with the sale.

The Corporation's principal Brazilian operating subsidiary, SPAR Brasil Serviços de Merchandising e Tecnologia S.A. ("SPAR BSMT"), is owned 51% by the Company, 39% by JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by Earth Investments, LLC ("EILLC"). JKC is owned by Mr. Jonathan Dagues Martins ("JDM") and his sister, Ms. Karla Dagues Martins. JDM is the Chief Executive Officer of SPAR BSMT and each of its subsidiaries pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. EILLC is owned by Mr. Peter W. Brown, who currently is a director of SPAR BSMT.

On March 26, 2024, the Company signed a Share Purchase Agreement with JKC for JKC to acquire for 58.9 million BRL the ownership of SGRP Brasil Participações Ltda ("Brasil Holdings"), the Company's Brazilian holding company.  Brasil Holdings in turn owns (and after closing will continue to own) 51% of its operating joint venture subsidiary SPAR Brasil Serviços de Merchandising e Tecnologia S.A. (the "JV"), and the JV's subsidiaries. Closing of the sale is expected in the second quarter of 2024.

Prior to December 31, 2023, SPARFACTS was a consolidated international subsidiary of the Company owned 51% by SGRP. Ms. Lynda Chapman was a director of SPARFACTS. Her various companies provide office lease, accounting and consultant services to SPARFACTS. In December 2023, the Company sold its ownership interest in SPARFACTS to an affiliate of Ms. Lynda Chapman.  The Company is also licensing certain technology (including SPARView) and trademarks to SPARFACTS in connection with the sale.

On February 23, 2024, the Company entered into an Equity Transfer Agreement to sell its 51% ownership interest in SPAR (Shanghai) Marketing Management Co., Ltd. ("SPAR China"), to Shanghai Jingbo Enterprise Consulting Co., Ltd. and Shanghai Wedone Marketing Management Co. Ltd. ("Local Chinese Owners"). The sale is completed as the transferred equity is registered in the name of the buyers with the Chinese Market Supervision Administration.

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

Other Related Party Transactions and Arrangements

SBS, Infotech and SAS are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. See Change of Controls, Voting and Restricted Stock Agreement, above.

In July 1999 SMF, SBS and Infotech entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and has the right to unilaterally license and exploit certain portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software are co-owned with SBS and Infotech, and each entered into a non-exclusive royalty-free license from the Company to use certain "SPAR" trademarks in the United States. SAS used the "SPAR" name through the SBS license until SAS' dissolution in December 2023.

Director Independence

See Board Size, Quorum and Voting and Director Nominations: Experience, Integrity, Diversity and other Criteria, Director Independence, Contractually Dedicated Seats, and 2022 By-Laws, above.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed to us for professional accounting services by BDO USA, P.C., including the audit of the Company's annual financial statements for the years ended December 31, 2023 and 2022, are set forth in the table below (amounts in thousands):

	2023	2022
Audit fees	$962	903
Audit-related fees	30	33
Tax fees	190	169
Total	$1,182	$1,105

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

●
Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent registered accounting firm that are reasonably related to the performance of the audit or review of the financial statements. Audit related fees in the above table represent fees for a 401(k) audit.

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

Please see SGRP's Exhibits and Financial Statement Schedules in Part IV in SGRP's Annual Report on Form 10-K for the year ended December 31, 2023 ("Original 10-K"), filed on April 1, 2024 with the Securities and Exchange Commission (the "SEC"), which Parts are incorporated herein by reference.

SGRP's Independent Registered Public Accounting Firm is BDO USA, P.C.; Troy, Michigan; PCAOB ID#243.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By:	/s/ Michael R. Matacunas
Michael R. Matacunas
President and Chief Executive Officer

Dated as of: April 30, 2024

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

SIGNATURE	TITLE

/s/ Michael R. Matacunas	President, Chief Executive Officer and Director,
Michael R. Matacunas	(Principal Executive Officer)
Dated as of: April 30, 2024

/s/ William H. Bartels (1)	Director
William H. Bartels
Dated as of: April 30, 2024

/s/ John Bode (1)	Director
John Bode
Dated as of: April 30, 2024

/s/ James R. Gillis (1)	Director
James R. Gillis
Dated as of: April 30, 2024

/s/ Linda Houston (1)	Director
Linda Houston
Dated as of: April 30, 2024

/s/ Antonio Calisto Pato	Chief Financial Officer,
Antonio Calisto Pato	Treasurer and Secretary (Principal Financial and Accounting Officer)
Dated as of: April 30, 2024

(1)  Executed on his behalf by Michael R. Matacunas pursuant to the power of attorney granted to Mr. Matacunas by such director SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 1, 2024.

Please see Parts I and II and SGRP's Financial Statement Schedules in Part IV in SGRP's Annual Report on Form 10-K for the year ended December 31, 2023 ("Original 10-K"), filed on April 1, 2024 with the Securities and Exchange Commission (the "SEC"), which Parts are incorporated herein by reference.