Form 10-Q
period 2024-03-31
SPAR Group, Inc.
filed 2024-05-15
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2024

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

As of May 2, 2024, the Registrant had 24,333,147 shares of common stock, par value $0.01 per share, outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023

Net revenues	$68,693	$64,380
Related party - cost of revenues	-	1,497
Cost of revenues	56,151	48,745
Gross profit	12,542	14,138
Selling, general and administrative expense	9,616	10,456
Gain on sale of business	(7,157)	-
Depreciation and amortization	511	532
Operating income	9,572	3,150
Interest expense	530	390
Other expense (income), net	7	(58)
Income before income tax expense	9,035	2,818

Income tax expense	1,854	1,041
Net income	7,181	1,777
Net income attributable to non-controlling interest	(554)	(911)
Net income attributable to SPAR Group, Inc.	$6,627	$866
Basic income per common share attributable to SPAR Group, Inc.	$0.28	$0.04
Diluted income per common share attributable to SPAR Group, Inc.	$0.28	$0.04
Weighted-average common shares outstanding – basic	23,817	23,114
Weighted-average common shares outstanding – diluted	24,013	23,279

Net income	$7,181	$1,777
Other comprehensive income
Foreign currency translation adjustments	(2,520)	177
Comprehensive income	4,661	1,954
Comprehensive (income) loss attributable to non-controlling interest	490	(1,003)
Comprehensive income attributable to SPAR Group, Inc.	$5,151	$951

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$16,629	$10,719
Accounts receivable, net	68,728	59,776
Prepaid expenses and other current assets	7,837	5,614
Total current assets	93,194	76,109
Property and equipment, net	2,643	2,871
Operating lease right-of-use assets	1,682	2,323
Goodwill	942	1,382
Intangible assets, net	865	1,180
Deferred income taxes	3,074	4,687
Other assets	2,131	1,729
Total assets	$104,531	$90,281
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,001	$9,488
Accrued expenses and other current liabilities	20,060	15,274
Due to affiliates	3,168	3,205
Customer incentives and deposits	5,113	1,905
Lines of credit and short-term loans	15,159	17,530
Current portion of operating lease liabilities	522	1,163
Total current liabilities	55,023	48,565
Operating lease liabilities, net of current portion	1,160	1,160
Long-term debt	8,292	310
Total liabilities	64,475	50,035
Commitments and contingencies – See Note 4
Stockholders' equity:
Series A convertible preferred stock, $0.01 par value per share: Authorized and available shares– 2,445,598 Issued and outstanding shares– None	-	-
Series B convertible preferred stock, $0.01 par value per share: Authorized and available shares– 2,000,000 Issued and outstanding shares– 0 shares and 650,000 shares as of March 31, 2024 and December 31, 2023, respectively	-	7
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of March 31, 2024; 24,215,959 and 23,446,444 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	242	232
Treasury stock, at cost, 205,485 shares as of March 31, 2024 and December 31, 2023	(285)	(285)
Additional paid-in capital	21,131	21,004
Accumulated other comprehensive loss	(4,659)	(3,341)
Retained earnings	16,524	10,609
Total stockholders' equity attributable to SPAR Group, Inc.	32,953	28,226
Non-controlling interest	7,103	12,020
Total stockholders’ equity	40,056	40,246
Total liabilities and stockholders’ equity	$104,531	$90,281

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246
Share-based compensation	-	-	-	-	-	-	128	-	-	-	128
Conversion of preferred stock to common stock	975	10	(650)	(7)	-	-	(1)	-	-	-	2
Sale of joint ventures	-	-	-	-	-	-	-	712	(712)	(4,981)	(4,981)
Other comprehensive income (loss)	-	-	-	-	-	-	-	(2,030)	-	(490)	(2,520)
Net income	-	-	-	-	-	-	-	-	6,627	554	7,181
Balance at March 31, 2024	24,216	$242	-	$-	205	$(285)	$21,131	$(4,659)	$16,524	$7,103	$40,056

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2023	22,961	$229	855	$9	205	$(285)	$20,708	$(4,941)	$6,707	$15,634	$38,061
Share-based compensation expense	-	-	-	-	-	-	173	-	-	-	173
Conversion of Series B convertible preferred stock to common stock	307	4	(205)	(2)	-	-	3	-	-	-	5
Dividend to NCI	-	-	-	-	-	-	-	-	-	(334)	(334)
Other comprehensive income	-	-	-	-	-	-	-	85	-	92	177
Net income	-	-	-	-	-	-	-	-	866	911	1,777
Balance at March 31, 2023	23,268	$233	650	$7	205	$(285)	$20,884	$(4,856)	$7,573	$16,303	$39,859

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$7,181	$1,777
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	511	532
Amortization of operating lease right-of-use assets	176	133
Provision for expected credit losses	61	(35)
Deferred income tax (benefit)	1,613	(129)
Gain on sale of business	(7,157)	-
Share-based compensation expense	128	173
Changes in operating assets and liabilities:
Accounts receivable	(8,952)	607
Prepaid expenses and other current assets	(2,385)	1,301
Accounts payable	2,618	(325)
Operating lease liabilities	(176)	(133)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	6,997	(965)
Net cash provided by operating activities	615	2,936

Cash flows from investing activities
Purchases of property and equipment	(432)	(343)
Cash transferred in the sale of a business	(446)	-
Net cash used in investing activities	(878)	(343)

Cash flows from financing activities
Borrowings under line of credit	25,780	26,659
Repayments under line of credit	(23,657)	(26,577)
Proceeds from term debt	8,187	445
Payments on term debt	(1,503)	(124)
Payments on capital lease obligations	-	(5)
Payments of notes to seller	(1,120)	(722)
Dividend on noncontrolling interest	(1,343)	(304)
Net cash provided by (used in) financing activities	6,344	(628)

Effect of foreign exchange rate changes on cash	(171)	(57)
Net change in cash and cash equivalents	5,910	1,908
Cash and cash equivalents at beginning of period	10,719	9,345
Cash and cash equivalents at end of period	$16,629	$11,253

Supplemental disclosure of cash flows information:
Cash paid for interest	$523	$425
Cash paid for income taxes	$209	$476

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the 2023 Annual Report on Form 10-K that was filled with the Securities and Exchange Commission on April 1, 2024.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2024, consolidated results of operations and comprehensive income for the three months ended  March 31, 2024 and 2023, and consolidated cash flows for the three months ended  March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2024.

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

Recently Adopted Accounting Pronouncements

In  November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures, which will require Companies to report additional segment information, including certain significant segment expenses, and permit the disclosure of additional measures of a segment’s profit or loss. The guidance will be effective for the Company’s fiscal year beginning  January 1, 2024 and for interim periods thereafter. The Company adopted ASU No. 2023-07 on  January 1, 2024.

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

As of March 31, 2024, the aggregate interest rate was 10.32% per annum and the aggregate outstanding loan balance was approximately $14.6 million, which is included within lines of credit and short-term loans in the unaudited condensed consolidated balance sheets. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility was approximately $13.7 million; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility was approximately $0.9 million.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each the NM Borrowers (i.e., SMF and SCC) and imposes limits on all of the NM Loan Parties (including SGRP) on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of  March 31, 2024. The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties, however, the obligations are not secured by any equity in, financial asset respecting or asset of any Excluded Subsidiary (as such term is defined in the NM Loan Agreement). Pursuant to the NM Loan Agreement, Excluded Subsidiary means each of the following direct or indirect subsidiaries of SGRP: (i) Resource Plus of North Florida, Inc. (“Resource Plus”), Mobex of North Florida, Inc., and Leasex, LLC, and their respective subsidiaries; (ii) NMS Retail Services ULC, which is an inactive Nova Scotia ULC; (iii) SPAR Group International, Inc.; (iv) SPAR FM Japan, Inc.; (v) SPAR International, Ltd.; (vi) each other subsidiary formed outside of the United States or Canada; and (vii) any other entity in which any such subsidiary is a partner, joint venture or other equity investor.

International Credit Facilities

In December 2020, SPAR China secured a loan with Industrial Bank for 2.0 million Chinese Yuan. The loan was renewed in December 2023 and expires in December 2024. The annual interest rate was 3.56% as of March 31, 2024.  As of March 31, 2024, the outstanding balance was approximately $0.3 million, and was due on demand.

In December 2021, SPAR China secured a loan with Industrial and Commercial Bank of China for 2.0 million Chinese Yuan. The loan will expire in November 2024. The annual interest rate was 4.0% as of March 31, 2024. As of March 31, 2024, the outstanding balance was approximately $0.3 million, and was due on demand.

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

SGRP Meridian is in compliance with these covenants as of  March 31, 2024.

Summary of the Company’s lines of credit and short-term loans (in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	March 31, 2024	March 31, 2024	December 31, 2023	December 31, 2023
USA / Canada - North Mill Capital	10.40%	14,605	10.40%	12,475
USA - Resource Plus Seller Notes	N/A	-	1.85%	1,120
China - Industrial Bank	3.56%	277	3.56%	283
China - Industrial and Commercial Bank of China	4.00%	277	4.00%	283
South Africa - Investec Bank Ltd.	N/A	-	11.75%	3,369
Total		$15,159		$17,530

Summary of the Company’s Long- term debt (dollars in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	March 31, 2024	March 31, 2024	December 31, 2023	December 31, 2023
Brazil - Banco Santander	10.75%	$8,292	N/A	$-
South Africa - Investec Bank Ltd.	N/A	-	11.75%	310
		$8,292		$310

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	March 31,	December 31,
	2024	2023
Unused Availability:
United States / Canada	$4,395	$6,525
South Africa	-	2,064
Total Unused Availability	$4,395	$8,589

4.	Commitments and Contingencies

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

5.	Common Stock

As of March 31, 2024, the Corporation’s certificate of incorporation authorized the Corporation to issue 47,000,000 shares of common stock, par value $0.01 per share.

The voting, dividend and liquidation rights of the holders of the Corporation’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the Corporation’s Series B convertible preferred stock. Each share of the Corporation’s common stock is entitled to one vote on all matters submitted to a vote of the Corporation’s stockholders. Holders of the Corporation’s common stock are entitled to receive dividends as may be declared by the Corporation’s board of directors (the "Board"), if any, subject to the preferential dividend rights of the Corporation’s Series B convertible preferred stock. No cash dividends had been declared or paid during the periods presented.

6.	Preferred Stock

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

During the year ended  December 31, 2023, all of the remaining 854,753 shares of Series B convertible preferred stock vested and automatically became convertible into 1,282,129 shares of the Corporation's common stock of which 307,129 shares of the Corporation's Common Stock were issued prior to  December 31, 2023. The remaining 975,000 shares of SGRP Common Stock were in the process of being issued and the remaining shares of Series B Preferred Stock were in the process of being returned and cancelled at December 31, 2023.  These issuances and cancellations were completed during the quarter ending March 31, 2024.

7.	Share-Based Compensation

Stock Options

For the three months ended  March 31, 2024 and 2023, the Company recognized share-based compensation expense related to stock options of approximately $34,774 and $47,000, respectively.

For the three months ended March 31, 2024 and 2023, the tax benefit available from share-based compensation expense related to stock options was approximately $3,953 and $5,100, respectively.

Restricted Stock Units

For the three months ended March 31, 2024 and 2023, the Company recognized share-based compensation expense related to restricted stock units of approximately $93,226 and $126,000, respectively.

For the three months ended March 31, 2024 and 2023, the tax benefit available to the Company from share-based compensation expense related to restricted stock units was approximately $14,595 and $7,700, respectively.

8.	Related Party Transactions

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

Pursuant to the CIC Agreement, the Corporation issued to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock, which converted into 3,000,000 SGRP Shares pursuant to the 1:1.5 conversion ratio set forth in the CIC Agreement. The final shares under the CIC Agreement vested on November 10, 2023, and all of the corresponding SGRP Shares had been issued or were in the process of being issued by December 31, 2023.

Pursuant to the CIC Agreement, all actions, claims and demands between the Majority Stockholders and the Corporation were resolved; and the Majority Stockholders and their affiliates during the five-year term of the CIC Agreement, ending on June 25, 2027, have agreed to give up certain rights with respect to the management of the Corporation.

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

As of March 31, 2024, there are approximately $178,425 of benefits payable, which are included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

2023 and 2022 Executive Deferred Compensation Agreements

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

Effective as of April 3, 2023 (the "2023 Grant Date"), the Corporation granted an award of 181,818 PSUs to each its Executives: Kori G. Belzer; William Linnane; and Ron Lutz. None of those PSUs were vested as of the 2023 Grant Date. The PSUs granted and issued to each such Grantee shall vest over the three-year period following the Grant Date provided that the Grantee is an employee of the Company on the applicable vesting date; and the first tranche of those PSUs was to have vested upon the achievement by the Company of 70% or greater of the budgeted 2023 Global EBIT. If the first-year metrics are achieved, the second and third tranches will respectively vest on the second and third anniversary of the 2023 Grant Date with no additional vesting criteria.  As of March 31, 2024, the Company determined that the 2023 performance target had been met, the first tranche of those PSUs had vested, and the second and third tranches of those PSUs will respectively vest on the second and third anniversary of the 2023 Grant Date with no additional vesting criteria.

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

Other Related Party Transactions and Arrangements

Resource Plus and related companies are owned jointly by SGRP through its direct ownership of 51% of the Resource Plus membership interests and by Mr. Richard Justus through his ownership of the other 49% of the Resource Plus membership interests. Mr. Justus has a 50% ownership interest in RJ Holdings which owns the buildings where Resource Plus is headquartered and operates and are subleased to Resource Plus. SGRP acquired the remaining joint venture interest in a transaction that closed on May 1,  2024 (see Note 12 - Subsequent Events).

On  December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of President and Chief Executive Officer, Michael R. Matacunas.

SBS and Infotech are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. See Change of Controls, Voting and Restricted Stock Agreement, above. In July 1999 the Company, SBS and Infotech entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and has the right to unilaterally license and exploit certain portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software are co-owned with SBS and Infotech, and each entered into a non-exclusive royalty-free license from the Company to use certain "SPAR" trademarks in the United States.

International Joint Venture Transactions

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

On March 26, 2024, the Company signed a Share Purchase Agreement with JKC for JKC to acquire for 58.9 million BRL (or approximately $11.8 million) the ownership of SGRP Brasil Participações Ltda ("Brasil Holdings"), the Company's Brazilian holding company.  Brasil Holdings in turn owns (and after closing will continue to own) 51% of its operating joint venture subsidiary SPAR Brasil Serviços de Merchandising e Tecnologia S.A. (the "JV"), and the JV's subsidiaries. Closing of the sale is expected in the second quarter of 2024.

SPAR (Shanghai) Marketing Management Co., Ltd. ("SPAR China"), is a consolidated international subsidiary of the Company owned 51% by the Company. On  February 23, 2024, the Company entered into an Equity Transfer Agreement to sell its 51% ownership interest in SPAR (Shanghai) Marketing Management Co., Ltd. to Shanghai Jingbo Enterprise Consulting Co., Ltd. and Shanghai Wedone Marketing Management Co. Ltd.  The total price to be paid to the Company is $200,000.  The sale was completed as of April 8, 2024 (see Note 12 – Subsequent Events, bellow).

Agreement to sell the Company’s ownership interest in its South African Joint Venture

Prior to March 31, 2024, SGRP Meridian Proprietary Limited ("Meridian") was a consolidated international subsidiary of the Company and was owned 51% by the Company and 49% by Friedshelf (Pty) Ltd., Lindicom Proprietary Limited, and Lindicom Empowerment Holdings Proprietary Limited ("Local Owners").

On  February 7, 2024, the Company entered into a Sale of Shares Agreement to sell its 51% ownership interest in Meridian to the Local Owners for 180,700,000 South African Rand, most of which would be paid upon closing.  Meridian in turn owns (and after closing will continue to own) interests in its subsidiaries: CMR-Meridian Proprietary Limited; Bordax Retail Services (Pty) Ltd; and  Bordax Retail Services Gauteng (Pty) Ltd.

The Closing conditions under that Agreement were satisfied in all material respects by March 31, 2024. and on April 29, the Company received 144,560,000 South African Rand from the Local Buyers (or approximately $7.7 million). The remaining purchase price will be paid on December 31, 2024 or 2025, depending on certain financial triggers, and its payment is secured by an irrevocable unconditional guarantee from Investec Bank Limited.  The Company has also licensed certain technology (including SPARView) and trademarks to Meridian in connection with the sale.  The Company has recognized a gain of $7.2 million in the first quarter of 2024 as a result of this transaction.

Summary of Certain Related Party Transactions

Due to related parties consists of the following as of the periods presented (in thousands):

	March 31,	December 31,
	2024	2023
Loans from local investors:(1)
Mexico	623	623
China	2,279	2,316
Resource Plus	266	266
Total due to affiliates	$3,168	$3,205

(1)

Represent loans due from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms, are due on demand, and are classified as current liabilities in the unaudited condensed consolidated balance sheets.

9.	Segment Information

Select statement of operations activity of the Company’s reportable segments for the periods presented were (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net revenues:
Americas	$54,655	$48,578
APAC	5,761	6,100
EMEA	8,277	9,702
Total net revenues	$68,693	$64,380

Operating income:
Americas	$9,427	$2,521
APAC	(216)	(192)
EMEA	361	821
Total operating income	$9,572	$3,150

Interest expense:
Americas	$426	$274
APAC	13	(1)
EMEA	91	117
Total interest expense, net	$530	$390

Other expense (income), net:
Americas	$(15)	$28
APAC	32	(6)
EMEA	(10)	(80)
Total other income, net	$7	$(58)

Income before income tax expense:
Americas	$9,461	$2,219
APAC	531	(185)
EMEA	(957)	784
Total income before income tax expense	$9,035	$2,818

Income tax expense:
Americas	$1,777	$755
APAC	8	21
EMEA	69	265
Total income tax expense	$1,854	$1,041

Net income, depreciation and amortization expense, and capital expenditures of the Company’s reportable segments for the periods presented were (in thousands):

	Three Months Ended
	March 31,
Net income (loss):
Americas	$7,685	$1,464
APAC	523	(206)
EMEA	(1,027)	519
Total net income	$7,181	$1,777

Net income (loss) attributable to non-controlling interest
Americas	$282	$485
APAC	(18)	4
EMEA	290	422
Total net income attributable to non-controlling interest	$554	$911

Net income attributable to SPAR Group, Inc.
Americas	$7,403	$979
APAC	541	(210)
EMEA	(1,317)	97
Total net income attributable to SPAR Group, Inc.	$6,627	$866

Depreciation and amortization
Americas	$442	$462
APAC	32	13
EMEA	37	57
Total depreciation and amortization	$511	$532

Capital expenditures:
Americas	$416	$289
APAC	11	5
EMEA	5	49
Total capital expenditures	$432	$343

There were no intercompany sales for the three months ended March 31, 2024 and 2023.

Total assets of the Company’s reportable segments as of the periods presented were (in thousands):

	March 31,	December 31,
	2024	2023
Assets:
Americas	$98,820	$71,372
APAC	5,711	13,361
EMEA	–	5,548
Total assets	$104,531	$90,281

Long-lived assets of the Company’s reportable segments as of the periods presented were (in thousands):

	March 31,	December 31,
	2024	2023
Long lived assets:
Americas	$4,408	$4,585
APAC	42	1,015
EMEA	-	745
Total long lived assets	$4,450	$6,345

Geographic Data (in thousands)

	Three Months Ended March 31,
	2024		2023
		% of		% of
		consolidated		consolidated
		net revenue		net revenue
United States	$28,822	42.0%	$26,194	40.7%
Brazil	19,297	28.1%	18,082	28.1%
South Africa	8,277	12.0%	9,701	15.1%
Mexico	3,267	4.8%	2,472	3.8%
China	2,698	3.9%	2,677	4.2%
Japan	1,418	2.1%	1,553	2.4%
Canada	3,269	4.8%	1,830	2.8%
India	1,645	2.4%	1,406	2.2%
Australia	-	0.0%	465	0.7%
Total net revenue	$68,693	100.0%	$64,380	100.0%

10.	Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Three Months Ended
		March 31,
Lease Costs	Classification	2024	2023
Operating lease cost	Selling, General and Administrative Expense	$170	$70
Short-term lease cost	Selling, General and Administrative Expense	176	76
Variable costs	Selling, General and Administrative Expense	-	16
Total lease cost		$346	$162

(1) Variable lease expense consists primarily of property taxes, property insurance, and common area or other maintenance costs for the Company’s leases of office space.

The following includes supplemental information for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Operating cash flows from operating leases	$176	$150

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,104	$303

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$1,682	$2,323
Liabilities:
Current portion of operating lease liabilities	522	1,163
Non-current portion of operating lease liabilities	1,160	1,160
Total operating lease liabilities	$1,682	$2,323

Weighted-average remaining lease term - operating leases (in years)	2.91	2.64
Weighted-average discount rate - operating leases	7.9%	8.8%

The following table summarizes the maturities of lease liabilities as of March 31, 2024 (in thousands):

Period Ending December 31,	Amount
2024	$1,045
2025	555
2026	175
2027	152
2028	110
Thereafter	5
Total Lease Payments	2,042
Less: imputed interest	(360)
Total	$1,682

11.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income attributable to SPAR Group, Inc.	$6,627	$866

Denominator:
Shares used in basic net income per share calculation	23,817	23,114
Effect of diluted securities:
Stock options and unvested restricted shares	196	165
Shares used in diluted net income per share calculations	24,013	23,279

Basic net income per common share	$0.28	$0.04
Diluted net income per common share	$0.28	$0.04

12.	Subsequent Events

With the exception of those bellow, there are no additional subsequent events through May 15, 2024, the date these unaudited condensed consolidated financial statements were available for issuance.

Agreement to sell the Company’s ownership interest in its Chinese Joint Venture

On  February 23, 2024, the Company entered into an Equity Transfer Agreement to sell its 51% ownership interest in SPAR (Shanghai) Marketing Management Co., Ltd. to Shanghai Jingbo Enterprise Consulting Co., Ltd. and Shanghai Wedone Marketing Management Co. Ltd.  The total price to be paid to the Company is $200,000.  The sale was completed as of April 8, 2024.

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

Agreement to acquire minority interest in Resource Plus

On April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of RPI and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a five-year period. $250,000 was paid within five business days of closing, and the remaining $2,750,000 will be paid pursuant to a Secured Promissory Note. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for three years post-closing and specific mutual releases were provided. The purchase was closed and completed on May 1, 2024. See Other Domestic Related Party Transactions in Note 8, above.

Repurchase of 1,000,000 SGRP Shares From William H. Bartels

On May 13, 2024, SGRP privately repurchased 1,000,000 shares of SGRP's Common Stock from William H. Bartels, effective as of April 30, 2024, at a purchase price of $1.80 per share (the Nasdaq closing price on April 29, 2024).

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation",) and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group" or the "Company"). There also are forward-looking statements contained in: (a) SGRP's 2023 Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the "SEC") on April 1, 2024, and SGRP's First Amendment to the 2023 Annual Report on Form 10-K/A for the year ended December 31, 2023, as filed with the SEC on April 30, 2024 (as so amended, the "Annual Report");  and (b) SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report and the Annual Report, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

Readers can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as "may," "will," "expect," "intend," "believe," "estimate," "anticipate," "continue," "plan," "project," or the negative of these terms or other similar expressions also identify forward-looking statements. Forward-looking statements made by the Company in this Quarterly Report and the Annual Report may include (without limitation) statements regarding: risks, uncertainties, cautions, circumstances and other factors ("Risks").  Those Risks include (without limitation): the impact of the Company's strategic review process or any resulting action or inaction; the impact of selling certain of the Company's subsidiaries or any resulting impact on revenues, earnings or cash; the impact of adding new directors or new finance team members; the potential negative effects of any stock repurchase and/or payment; the potential continuing negative effects of the COVID pandemic on the Company's business; the Company's potential non-compliance with applicable Nasdaq director independence, bid price or other rules; the Company's cash flow or financial condition; and plans, intentions, expectations, guidance or other information respecting the pursuit or achievement of the Company's corporate objectives. The Company's forward-looking statements also include (without limitation) those made (as applicable) in this Quarterly Report and the Annual Report in "Business", "Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Directors, Executive Officers and Corporate Governance", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", and "Certain Relationships and Related Transactions, and Director Independence".

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

These forward-looking statements reflect the Company's Expectations, views, Risks and assumptions only as of the date of this Quarterly Report and the Annual Report, and the Company does not intend, assume any obligation, or promise to publicly update or revise any forward- looking statements (including any Risks or Expectations) or other information (in whole or in part), whether as a result of new information, new or worsening Risks or uncertainties, changed circumstances, future events, recognition, or otherwise.

SPAR Group, Inc. and Subsidiaries

Overview of Our Business

SPAR Group is a leading merchandising and brand marketing services company, providing a broad range of sales enhancing services to retailers across most classes of trade and consumer goods manufacturers and distributors. The Company’s goal is to be the most creative, energizing and effective services company that drives sales, margins and operating efficiency for our brand and retail clients.

As of March 31, 2024, the Company operated in seven countries: the United States, Canada, Mexico, Brazil, China, Japan and India. Across all of these countries, the Company executes programs through its multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store/product conditions.

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

The Company’s business is led and operated from its headquarters in Auburn Hills, Michigan, with local leadership and offices in each country.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
●	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
●	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Consolidated Net Income	$7,181	$1,777
Depreciation and amortization	511	532
Interest expense	530	390
Income tax expense	1,854	1,041
Other (income), loss	7	(58)
Subtotal of Adjustments to Consolidated Net Income	2,902	1,905
Consolidated EBITDA	$10,083	$3,682
Review of Strategic Alternatives	330	317
Gain on Sale of Business	(7,157)	-
Share Based Compensation	128	173
Consolidated Adjusted EBITDA	$3,384	$4,172
Adjusted EBITDA attributable to non-controlling interest	(918)	(1,276)
Adjusted EBITDA attributable to SPAR Group, Inc.	$2,466	$2,896

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of Net revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	%	2023	%
Net revenues	$68,693	100.0%	$64,380.0	100%
Related Party - Cost of revenues	-	0.0%	$1,497.0	2.3%
Cost of revenues	56,151	81.7%	48,745.0	75.7%
Gross Profit	12,542	18.3%	14,138.0	22.0%
Selling, general and administrative expense	9,616	14.0%	10,456.0	16.2%
Gain on sale of business	(7,157)	10.4%	-	-%
Depreciation and amortization	511	0.7%	532.0	0.8%
Interest expense	530	0.8%	390.0	0.6%
Other expense (income), net	7	0.0%	(58.0)	-0.1%
Income before income taxes	9,035	13.2%	2,818.0	4.4%
Income tax expense	1,854	2.7%	1,041.0	1.6%
Net income	7,181	10.5%	1,777.0	2.8%
Net income attributable to non-controlling interest	(554)	-0.8%	(911.0)	-1.4%
Net income attributable to SPAR Group, Inc.	$6,627	9.6%	$866.0	1.3%

Net Revenues

Net revenues for three months ended March 31, 2024 were $68.7 million, compared to $64.4 million for the three months ended March 31, 2023, an increase of  $4.3 million, or 7% despite having exited Australia and the US NMS JV (which revenues are included within the 2023 numbers but not in current year).

For the three months ended March 31, 2024 and 2023, the Americas net revenue was $54.7 million and $48.6 million, respectively, an increase of $6.1  million, or 13%  almost all deriving from our US remodel business and our Canadian operations, and in part by foreign currency benefit in Brazil, and offset by slower performance in the Resource Plus joint venture.

For the three months ended March 31, 2024 and 2023, APAC net revenue was $5.8 million and $6.1 million, respectively, a decrease of $0.3 million, or 5%.

For the three months ended March 31, 2024 and 2023, EMEA net revenue was $8.3 million and $9.7 million, respectively, a decrease of $1.4 million, or 14% driven by negative foreign exchange rate falling volumes at retail level, and the loss of certain customers.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 81.7% of net revenue for the three months ended March 31, 2024 compared to 78.0% of net revenues for the three months ended March 31, 2023. The decrease in gross margin is due to: (i) revenue mix in US owned (see hereunder in Americas); and (ii) a material decrease in margin in South Africa (see hereunder in EMEA).

Cost of revenues for the three months ended March 31, 2024 were $56.2 million, compared to $50.2 million for the three months ended March 31, 2023, an increase of $6.0 million, or 12%.

For the three months ended March 31, 2024 and 2023, the Americas cost of revenues were $44.6 million and $38.3 million, respectively, an increase of $6.3 million, or 16%. The Americas cost of revenue as a percent of net revenue was 82% for the quarter ended March 31, 2024 and 79%  for the quarter ended March 31, 2023, reflecting a decrease in gross margin. The decrease in gross margin was expected and forecasted in our budget and is due (i) to the revenue mix in US owned where we saw a material increase in Remodels which is a lower margin business; and (ii) a decline in Resource Plus’s gross margin.

For the three months ended March 31, 2024 and 2023, APAC cost of revenues were $4.5 million and $4.6 million, respectively, an decrease of $0.1 million, or 2%. The APAC cost of revenue as a percent of net revenue was 78% and 76% for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023. The increase in cost as a percentage of revenue was primarily the result of economical and business constraints in China and Japan.

For the three months ended March 31, 2024 and 2023, EMEA cost of revenues were $7.0 million and $7.3 million, respectively a decrease of $0.3 million, or 4%. The EMEA cost of revenue as a percent of net revenue was 84% and 76% for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023. This decrease in gross margin is due to (i) additional variable expenses in the cost of sales, (ii) government imposed wage increases (8.5%) ahead of inflation (5,3%) at a time when the economy is under pressure which forced margin reduction in contract renegotiations.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $9.6 million, or 14% of net revenue, and approximately $10.5 million, or 16% of net revenue for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024 and 2023, Americas selling, general and administrative expenses were approximately $7.3 million and $7.3 million, respectively, or no change from prior year levels.

For the three months ended March 31, 2024 and 2023, APAC selling, general and administrative expenses were approximately $1.4 million and $1.6 million, respectively, a decrease of -$0.2 million, or -12% mostly consistent with reduction in revenue.

For the three months ended March 31, 2024 and 2023, EMEA selling, general and administrative expenses were approximately $0.9 million and $1.5 million, respectively, a decrease of -$0.6 million, or -40%, implemented as a reaction to the drop in revenue and increase in cost of sales.

Depreciation and Amortization

For the three months ended March 31, 2024 and 2023, depreciation and amortization was approximately $0.5 million and $0.5 million, respectively.

Interest Expense

For the three months ended March 31, 2024 and 2023, interest expense was approximately $0.5 million and $0.4 million, respectively.

Other Expense (Income), Net

For the three months ended March 31, 2024 and 2023, other expense (income), net was approximately $0.0 million and -$0.1 million, respectively.

Income Tax Expense

For the three months ended March 31, 2024 and 2023, income tax expense was approximately $1.9  million with an effective rate of 20.5%  and $1.0 million with an effective rate of  36.9% , respectively. For the first quarter of 2024, our effective rate of  20.5%  was in line with the U.S. federal statutory rate of 21%.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, and the notes thereto, which are included in the 2023 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2024. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our significant accounting policies during the three months ended March 31, 2024.

Liquidity and Capital Resources

Funding Requirements

Cash from operations could be affected by various risks and uncertainties, including, but not limited to risks detailed in the section titled "Risk Factors" included elsewhere in our 2023 Annual Report on Form 10-K.  The Company believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing working capital and capital expenditure requirements over the next 12 months. However, delays in collection of receivables due from any of the Company's major clients, a significant reduction in business from such clients, or a negative economic downturn, could have a material adverse effect on the Company's business, cash resources, and ongoing ability to fund operations.

The Company is a party to various domestic and international credit facilities. These various domestic and international credit facilities require compliance with their respective financial covenants. See Note 3 to the Company's unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows for the Three Months Ended March 31, 2024 and 2023

Net cash provided by operating activities $ 0.6 million and $ 2.9 million for the three months ended March 31, 2024 and 2023, respectively.

Net cash used in investing activities was approximately $ 0.9 million and $ 0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Net cash provided by (used in) financing activities was approximately $ 6.3 million and $ (0.6) million for the three months ended March 31, 2024 and 2023, respectively.

Reflecting the impact of foreign exchange rate changes on the activity above resulted in a increase in cash, cash equivalents and restricted cash for the three months ended March 31, 2024 and 2023 of approximately $ $ 5.9 million and $1.9 million, respectively.

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

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For further discussion of certain legal proceedings, see Note 8 – Related Party Transactions and Note 4 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2024, which is incorporated herein by reference, and Note 6 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part IV, Item 15 on the 2023 Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on April 1, 2024.

Item 1A.	Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2023 Annual Report on Form 10-K for the year ended December 31, 2023, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q for the three months ended March 31, 2024.

There have been no material changes in the Company's risk factors since the 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

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

Date: May 15, 2024	SPAR Group, Inc., Registrant

By: /s/ Antonio Calisto Pato
Antonio Calisto Pato Chief Financial Officer, Treasurer and Secretary