Form 10-Q
period 2024-06-30
SPAR Group, Inc.
filed 2024-08-14
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended June 30, 2024

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

As of July 31, 2024, the Registrant had 23,419,744 shares of common stock, par value $0.01 per share, outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net revenues	$57,290	$65,936	$125,984	$130,316
Related party - cost of revenues	-	1,682	-	3,179
Cost of revenues	46,297	51,158	102,448	99,903
Gross profit	10,993	13,096	23,536	27,234
Selling, general and administrative expense	9,541	10,605	19,158	21,061
Gain on sale of business	(4,919)	-	(12,076)	-
Depreciation and amortization	478	494	989	1,026
Operating income	5,893	1,997	15,465	5,147
Interest expense	567	478	1,097	868
Other income, net	(296)	(125)	(288)	(183)
Income before income tax expense	5,622	1,644	14,656	4,462

Income tax expense	1,547	538	3,401	1,579
Net income	4,075	1,106	11,255	2,883
Net income attributable to non-controlling interest	(448)	(467)	(1,002)	(1,378)
Net income attributable to SPAR Group, Inc.	$3,627	$639	$10,253	$1,505
Basic income per common share attributable to SPAR Group, Inc.	$0.15	$0.03	$0.43	$0.06
Diluted income per common share attributable to SPAR Group, Inc.	$0.15	$0.03	$0.43	$0.06
Weighted-average common shares outstanding – basic	23,786	23,250	23,670	23,182
Weighted-average common shares outstanding – diluted	24,010	23,392	23,873	23,337

Net income	$4,075	$1,106	$11,255	$2,883
Other comprehensive income
Foreign currency translation adjustments	1,372	(39)	(1,148)	138
Comprehensive income	5,447	1,067	10,107	3,021
Comprehensive (income) loss attributable to non-controlling interest	(393)	(97)	97	(1,100)
Comprehensive income attributable to SPAR Group, Inc.	$5,054	$970	$10,204	$1,921

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$21,695	$10,719
Accounts receivable, net	37,963	59,776
Prepaid expenses and other current assets	2,117	5,614
Total current assets	61,775	76,109
Property and equipment, net	2,467	2,871
Operating lease right-of-use assets	1,154	2,323
Goodwill	1,238	1,382
Intangible assets, net	718	1,180
Deferred income taxes, net	1,029	4,687
Other assets	1,644	1,729
Total assets	$70,025	$90,281
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,211	$9,488
Accrued expenses and other current liabilities	5,643	15,274
Due to affiliates	623	3,205
Customer incentives and deposits	4,541	1,905
Lines of credit and short-term loans	18,442	17,530
Current portion of operating lease liabilities	482	1,163
Total current liabilities	36,942	48,565
Operating lease liabilities, net of current portion	672	1,160
Long-term debt	1,711	310
Total liabilities	39,325	50,035
Commitments and contingencies – See Note 4
Stockholders' equity:
Series B convertible preferred stock, $0.01 par value per share: Authorized and available shares 3,000,000. Issued and outstanding shares 0 at June 30, 2024 and 650,000 at December 31, 2023	-	7
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 23,419,744 and 23,446,444 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	234	232
Treasury stock, at cost, 1,205,485 shares as of June 30, 2024 and 205,485 as of December 31, 2023	(2,075)	(285)
Additional paid-in capital	13,338	21,004
Accumulated other comprehensive loss	(2,268)	(3,341)
Retained earnings	20,151	10,609
Total stockholders' equity attributable to SPAR Group, Inc.	29,380	28,226
Non-controlling interest	1,320	12,020
Total stockholders’ equity	30,700	40,246
Total liabilities and stockholders’ equity	$70,025	$90,281

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246
Share-based compensation	-	-	-	-	-	-	128	-	-	-	128
Conversion of preferred stock to common stock	975	10	(650)	(7)	-	-	(1)	-	-	-	2
Sale of joint ventures	-	-	-	-	-	-	-	712	(712)	(4,981)	(4,981)
Other comprehensive loss	-	-	-	-	-	-	-	(2,030)	-	(490)	(2,520)
Net income	-	-	-	-	-	-	-	-	6,627	554	7,181
Balance at March 31, 2024	24,216	$242	-	$-	205	$(285)	$21,131	$(4,659)	$16,524	$7,103	$40,056
Share-based compensation	-	-	-	-	-	-	128	-	-	-	128
Exercise of stock options	204	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	(7,518)	1,412	-	(4,509)	(10,615)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive income	-	-	-	-	-	-	-	979	-	393	1,372
Net income	-	-	-	-	-	-	-	-	3,627	448	4,075
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$13,338	$(2,268)	$20,151	$1,320	$30,700

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2023	22,961	$ 229	855	$ 9	205	$ (285)	$ 20,708	$ (4,941)	$ 6,707	$ 15,634	$ 38,061
Share-based compensation expense	-	-	-	-	-	-	173	-	-	-	173
Conversion of preferred stock to common stock	307	4	(205)	(2)	-	-	3	-	-	-	5
Dividend to NCI	-	-	-	-	-	-	-	-	-	(334)	(334)
Other comprehensive income (loss)	-	-	-	-	-	-	-	85	-	92	177
Net income	-	-	-	-	-	-	-	-	866	911	1,777
Balance at March 31, 2023	23,268	$ 233	650	$ 7	205	$ (285)	$ 20,884	$ (4,856)	$ 7,573	$ 16,303	$ 39,859
Share-based compensation	-	-	-	-	-	-	(39)	-	-	-	(39)
Dividend to NCI	-	-	-	-	-	-	-	-	-	(850)	(850)
Payments to acquire noncontrolling interests	-	-	-	-	-	-	-	-	-	(460)	(460)
Retirement of shares	(35)	-	-	-	-	-	-	-	-	-	-
Other comprehensive income (loss)	-	-	-	-	-	-	-	331	-	(370)	(39)
Net income	-	-	-	-	-	-	-	-	639	467	1,106
Balance at June 30, 2023	23,233	$ 233	650	$ 7	205	$ (285)	$ 20,845	$ (4,525)	$ 8,212	$ 15,090	$ 39,577

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$11,255	$2,883
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	989	1,026
Amortization of operating lease right-of-use assets	310	256
Provision for expected credit losses	89	38
Deferred income tax expense	1,349	111
Gain on sale of business	(12,076)	-
Share-based compensation expense	256	134
Changes in operating assets and liabilities:
Accounts receivable, net	(9,766)	1,205
Prepaid expenses and other current assets	(2,620)	3,118
Change in deferred taxes due to deconsolidation	2,307	-
Accounts payable	1,992	(803)
Operating lease liabilities	(310)	(256)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	6,395	(968)
Net cash provided by operating activities	$170	$6,744

Cash flows from investing activities
Purchases of property and equipment	(781)	(717)
Cash transferred in the sale of a business	(5,637)	-
Proceeds from the sale of joint ventures	17,380	-

Net cash provided by (used in) investing activities	$10,962	$(717)

Cash flows from financing activities
Borrowings under line of credit	69,117	47,340
Repayments under line of credit	(64,044)	(50,003)
Proceeds from term debt	26	-
Net cash settlement of stock options	-	-
Repurchases of common stock	(1,800)	-
Payments of notes to seller	(1,843)	-
Payments to acquire noncontrolling interests	(250)	(473)
Dividend on noncontrolling interest	(1,315)	(1,196)
Net cash used in financing activities	$(109)	$(4,332)

Effect of foreign exchange rate changes on cash	(48)	(124)
Net change in cash, cash equivalents and restricted cash	10,976	1,571
Cash, cash equivalents at beginning of period	10,719	9,345
Cash, cash equivalents at end of period	$21,695	$10,916

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,030	$913
Cash paid for income taxes	$277	$1,748

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the 2023 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on April 1, 2024.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2024, consolidated results of operations and comprehensive income for the three and six months ended June 30, 2024 and 2023, and consolidated cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2024.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures, which will require Companies to report additional segment information, including certain significant segment expenses, and permit the disclosure of additional measures of a segment’s profit or loss. The guidance will be effective for the Company’s fiscal year beginning January 1, 2024 and for interim periods thereafter. The Company adopted ASU No. 2023-07 on January 1, 2024 and the impact was not material.

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

As of June 30, 2024, the aggregate interest rate was 10.40% per annum and the aggregate outstanding loan balance was approximately $17.7 million, which is included within lines of credit and short-term loans in the unaudited condensed consolidated balance sheets. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility was approximately $16.7 million; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility was approximately $1.0 million.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each the NM Borrowers (i.e., SMF and SCC) and imposes limits on all of the NM Loan Parties (including SGRP) on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of June 30, 2024. The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties.

Summary of the Company’s lines of credit and short-term loans (in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	June 30, 2024	June 30, 2024	December 31, 2023	December 31, 2023
USA / Canada North Mill Capital	10.40%	$17,711	10.40%	$12,475
USA - Resource Plus Seller Notes	4.30%	731	1.85%	1,120
China- Industrial Bank	N/A	-	3.56%	283
China - Industrial and Commercial Bank of China	N/A	-	4.00%	283
South Africa - Investec Bank Ltd.	N/A	-	11.75%	3,369
Total		$18,442		$17,530

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	June 30,	December 31,
	2024	2023
Unused Availability:
United States / Canada	$11,751	$6,525
South Africa	-	2,064
Total Unused Availability	$11,751	$8,589

Summary of the Company’s Long- term debt (dollars in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	June 30, 2024	June 30, 2024	December 31, 2023	December 31, 2023
USA - Resource Plus Seller Notes	4.30%	$ 1,711	N/A	$ -
South Africa - Investec Bank Ltd.	N/A	-	11.75%	310
		$ 1,711		$310

4.	Commitments and Contingencies

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

As of June 30, 2024, the Corporation’s certificate of incorporation authorized the Corporation to issue 47,000,000 shares of common stock, par value $0.01 per share.

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

2024 Stock Repurchase Program

On March 28, 2024, the Board approved SGRP's repurchase of up to 2,500,000 of SGRP's Shares of Common Stock ("SGRP Shares") under the 2024 Stock Repurchase Program (the "2024 Stock Repurchase Program"), which repurchases would be made from time to time over a one-year period in the open market and through privately-negotiated transactions, subject to cash availability and general market and other conditions. Pursuant to the 2024 Stock Repurchase Program, on May 3, 2024, SGRP's Board and its Audit Committee approved SGRP's Repurchase Agreement with William H. Bartels for SGRP's private repurchase of 1,000,000 shares of SGRP's Common Stock from William H. Bartels, dated and effective as of April 30, 2024, at a purchase price of $1.80 per share (the Nasdaq closing price on April 29, 2024).  Mr. Bartels is a Director and significant stockholder of SGRP, is one of the founders of the Company, and is an affiliate and related party of SGRP. There have been no other share repurchases to date under the 2024 Stock Repurchase Program.

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

Stock Options

For the three months ended June 30, 2024 and 2023, the Company recognized share-based compensation expense related to stock options of approximately $34,774 and $(17,000), respectively.  For the six months ended June 30, 2024 and 2023, the Company recognized share-based compensation expense related to stock options of approximately $69,548 and $30,000, respectively.

Restricted Stock Units

For the three months ended June 30, 2024 and 2023, the Company recognized share-based compensation expense related to restricted stock units of approximately $93,226 and $(26,000), respectively.  For the six months ended June 30, 2024 and 2023, the Company recognized share-based compensation expense related to restricted stock units of approximately $186,452 and $100,000, respectively.

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

Effective as of March 24, 2022 (the "2022 Grant Date"), the Corporation issued an award of 111,111 PSUs to each of its Executives: Kori G. Belzer; William Linnane; and Ron Lutz.  Vesting will occur in three tranches of one-third each over the three (3) year period following the 2022 Grant Date, provided that: (i) the Grantee is an employee of the Company at the time; and (ii) the Corporation achieved 90% of the agreed upon financial target for 2022.  As of December 31, 2023, the Company had determined that the 2022 performance target had not been met and the first tranche of those PSUs did not vest. The Board approved in October 2023 that the second and third tranches of those PSUs will respectively vest on the second and third anniversary of the 2022 Grant Date with no additional vesting criteria.

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

As of June 30, 2024, there are approximately $93 thousand of benefits payable, which are included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

Other Related Party Transactions and Arrangements

On April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a five-year period. $250,000 was paid within five business days of closing, and the remaining $2,750,000 will be paid pursuant to a Secured Promissory Note. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for three years post-closing and specific mutual releases were provided. The purchase was closed and completed on  May 1, 2024.  As of June 30, 2024, $250,000 has been paid and the remaining $2,750,000 Promissory Note is outstanding.

On December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of President and Chief Executive Officer, Michael R. Matacunas.  During the first six months of 2024, the company his recognized approximately $87,000 in expenses under this agreement.

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

International Joint Venture Transactions

Agreement to sell the Company’s ownership interest in its South African Joint Venture

Prior to March 31, 2024, SGRP Meridian Proprietary Limited ("Meridian") was a consolidated international subsidiary of the Company and was owned 51% by the Company and 49% by Friedshelf (Pty) Ltd., Lindicom Proprietary Limited, and Lindicom Empowerment Holdings Proprietary Limited ("Local Owners").

On  February 7, 2024, the Company entered into an agreement to sell its 51% ownership interest in Meridian to the Local Owners for 180,700,000 South African Rand, 80% of which would be paid upon closing.

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

Agreement to sell the Company’s ownership interest in its Chinese Joint Venture

On February 23, 2024, the Company entered into an agreement to sell its 51% ownership interest in SPAR (Shanghai) Marketing Management Co., Ltd. to Shanghai Jingbo Enterprise Consulting Co., Ltd. and Shanghai Wedone Marketing Management Co. Ltd.  The total price to be paid to the Company is $200,000.  The sale was completed in of April 2024.

Agreement to sell the Company’s Brazilian subsidiary that owns its interest in its Brazilian Joint Venture

On  March 26, 2024, the Company signed a share purchase agreement with JK Consultoria Empresarial Ltda. ("JKC") for JKC to acquire the Company's Brazilian holding company (which in turn owns the Company's 51 percent interest in its Brazilian joint venture subsidiary) for BRL 58.9 million or approximately $11.8 million.  Closing of the sale occurred in June 2024.

Summary of Certain Related Party Transactions

Due to related parties consists of the following as of the periods presented (in thousands):

Due to affiliates consists of the following (in thousands):	June 30,	December 31,
	2024	2023
Loans from local investors:(1)
Mexico	623	623
China	-	2,316
Resource Plus	-	266
Total due to affiliates	$623	$3,205

(1)

Represent loans due from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms, are due on demand, and are classified as current liabilities in the unaudited condensed consolidated balance sheets.

9.	Segment Information

Select statement of operations activity of the Company’s reportable segments for the periods presented were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues:
Americas	$54,041	$52,083	$108,696	$100,661
APAC	3,249	5,658	9,011	11,758
EMEA	-	8,195	8,277	17,897
Total net revenues	$57,290	$65,936	$125,984	$130,316

Operating income:
Americas	$6,071	$2,038	$15,573	$4,553
APAC	(178)	(97)	(407)	(289)
EMEA	-	56	299	883
Total operating income	$5,893	$1,997	$15,465	$5,147

Interest expense
Americas	$570	$357	$996	$631
APAC	11	17	24	16
EMEA	(14)	104	77	221
Total interest expense	$567	$478	$1,097	$868

Other income, net:
Americas	$(281)	$(12)	$(295)	$17
APAC	(15)	(4)	$17	(10)
EMEA	-	(109)	(10)	(190)
Total other income, net	$(296)	$(125)	$(288)	$(183)

Income before income tax expense:
Americas	$4,167	$1,693	$13,829	$3,905
APAC	1,455	(110)	1,950	(295)
EMEA	-	61	(1,123)	852
Total income before income tax expense	$5,622	$1,644	$14,656	$4,462

Income tax expense:
Americas	$1,187	$456	$2,857	$1,223
APAC	39	(53)	67	(35)
EMEA	321	135	477	391
Total income tax expense	$1,547	$538	$3,401	$1,579

Net income, depreciation and amortization expense, and capital expenditures of the Company’s reportable segments for the periods presented were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss):
Americas	$2,980	$1,237	$10,972	$2,682
APAC	1,416	(57)	1,882	(260)
EMEA	(321)	(74)	(1,599)	461
Total net income	$4,075	$1,106	$11,255	$2,883

Net income (loss) attributable to non-controlling interest
Americas	$(475)	$(394)	$(757)	$(879)
APAC	$27	(12)	45	(16)
EMEA	$-	(61)	(290)	(483)
Total net income attributable to non-controlling interest	$(448)	$(467)	$(1,002)	$(1,378)

Net income attributable to SPAR Group, Inc.
Americas	$2,505	$843	$10,215	$1,803
APAC	1,443	(69)	1,927	(276)
EMEA	(321)	(135)	(1,889)	(22)
Total net income attributable to SPAR Group, Inc.	$3,627	$639	$10,253	$1,505

Depreciation and amortization
Americas	$453	$466	$894	$930
APAC	25	12	57	24
EMEA	-	16	38	72
Total depreciation and amortization	$478	$494	$989	$1,026

Capital expenditures:
Americas	$360	$371	$776	$660
APAC	–	3	–	6
EMEA	–	2	5	51
Total capital expenditures	$360	$376	$781	$717

There were no intercompany sales for the three and six months ended June 30, 2024 and 2023.

Total assets of the Company’s reportable segments as of the periods presented were (in thousands):

	June 30,	December 31,
	2024	2023
Assets:
Americas	$65,263	$71,372
APAC	4,762	13,361
EMEA	–	5,548
Total assets	$70,025	$90,281

Long-lived assets of the Company’s reportable segments as of the periods presented were (in thousands):

	June 30,	December 31,
	2024	2023
Long lived assets:
Americas	$4,407	$4,585
APAC	16	1,015
EMEA	–	745
Total long lived assets	$4,423	$6,345

Geographic Data (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
		consolidated		consolidated		consolidated		consolidated
		net revenue		net revenue		net revenue		net revenue
United States	$32,993	57.7%	$26,088	39.6%	$61,816	49.1%	$52,281	40.1%
Brazil	13,888	24.2%	20,016	30.4%	33,185	26.3%	38,098	29.2%
South Africa	-	0.0%	8,195	12.4%	8,277	6.6%	17,897	13.7%
Mexico	3,260	5.7%	2,559	3.9%	6,527	5.2%	5,032	3.9%
China	-	0.0%	2,225	3.4%	2,698	2.1%	4,901	3.8%
Japan	1,452	2.5%	1,491	2.3%	2,870	2.3%	3,044	2.3%
Canada	3,900	6.8%	3,420	5.2%	7,169	5.7%	5,250	4.0%
India	1,797	3.1%	1,437	2.2%	3,442	2.7%	2,843	2.2%
Australia	-	0.0%	505	0.8%	-	0.0%	970	0.7%
Total net revenue	$57,290	100.0%	$65,936	100.0%	$125,984	100.0%	$130,316	100.0%

10.	Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Costs	Classification	2024	2023	2024	2023
Operating lease cost	Selling, General and Administrative Expense	$ 93	$ 71	$ 269	$ 141
Short-term lease cost	Selling, General and Administrative Expense	128	35	299	111
Variable costs	Selling, General and Administrative Expense	-	15	-	31
Total lease cost		$ 221	$ 121	$ 568	$ 283

(1) Variable lease expense consists primarily of property taxes, property insurance, and common area or other maintenance costs for the Company’s leases of office space.

The following includes supplemental information for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Operating cash flows from operating leases	$134	$106	$310	$256

Right-of-use assets obtained in exchange for lease obligations
Operating lease	$-	$808	$-	$1,111

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$1,154	$2,323
Liabilities:
Current portion of operating lease liabilities	482	1,163
Non-current portion of operating lease liabilities	672	1,160
Total operating lease liabilities	$1,154	$2,323

Weighted-average remaining lease term - operating leases (in years)	3.56	2.64
Weighted-average discount rate - operating leases	7.6%	8.8%

The following table summarizes the maturities of lease liabilities as of June 30, 2024 (in thousands):

Period Ending December 31,	Amount
2024	$676
2025	240
2026	168
2027	145
2028	43
Thereafter	-
Total Lease Payments	1,272
Less: imputed interest	118
Total	$1,154

11.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to SPAR Group, Inc.	$3,627	$639	$10,253	$1,505

Denominator:
Shares used in basic net income per share calculation	23,786	23,250	23,670	23,182
Effect of diluted securities:
Stock options and unvested restricted shares	223	142	203	155
Shares used in diluted net income per share calculations	24,010	23,392	23,873	23,337

Basic income per common share attributable to SPAR Group, Inc.	$0.15	$0.03	$0.43	$0.06
Diluted income per common share attributable to SPAR Group, Inc.	$0.15	$0.03	$0.43	$0.06

12.	Subsequent Events

With the exception of those below, there are no additional subsequent events through August 14, 2024, the date these unaudited condensed consolidated financial statements were available for issuance.

Potential Going Private Transaction

As previously announced on June 5, 2024, SGRP has entered into a letter of intent ("LOI") with Highwire Capital ("Highwire"), pursuant to which Highwire intends to acquire all of the stock of SGRP for $2.50 per fully diluted share in cash, representing an aggregate purchase price of $58,000,000 (subject to certain adjustments) subject to (among other things) completion of mutually acceptable definitive documentation and approval by SGRP’s stockholders. This proposed acquisition was unanimously approved by the Board and a Special Committee of Independent Directors after lengthy evaluations of a full range of strategic alternatives. The LOI is non-binding, in all respects, other than a defined term of exclusivity and certain legal terms. The LOI set forth a forty-five day minimum exclusivity term in favor of Highwire, automatically extended by successive two-week increments in the event SGRP and Highwire continue to negotiate in good faith toward entering into a material definitive agreement. As of the date of this Quarterly Report, SGRP and Highwire continue in good faith to negotiate definitive merger documents so the agreed upon exclusivity currently continues in effect.

Agreement to sell SPAR's 100% ownership interest in SPAR Japan

On July 23, 2024, the company entered into an agreement to sell its 100% ownership interest in SPAR Japan for an estimated $500,000 (depending upon final exchange rates).  The sale is expected to close on August 30, 2024 and there are no closing conditions in the agreement.

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

As of June 30, 2024, the Company operated in five countries: the United States, Canada, Mexico, Japan and India. Across all of these countries, the Company executes programs through its multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store/product conditions.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
●	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
●	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Consolidated net income	4,075	$1,106	$ 11,255	$2,883
Depreciation and amortization	478	494	989	1,026
Interest expense	567	478	1,097	868
Income tax expense	1,547	538	3,401	1,579
Other (income)	(296)	(125)	(288)	(183)
Subtotal of Adjustments to Consolidated Net Income	2,296	1,385	5,199	3,290
Consolidated EBITDA	$6,371	$2,491	$16,454	$6,173
Review of Strategic Alternatives	325	111	655	428
Gain on Sale of Business	(4,919)	-	(12,076)	-
Share Based Compensation	128	(39)	256	134
Consolidated Adjusted EBITDA	$1,905	$2,563	$5,289	$6,735
Adjusted EBITDA attributable to non-controlling interest	(525)	(959)	(1,443)	(2,234)
Adjusted EBITDA attributable to SPAR Group, Inc.	$1,380	$1,604	$3,846	$4,501

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of Net revenues for the periods indicated (in thousands):

For the three months ended June 30, 2024, compared to the three months ended June 30, 2023

	Three Months Ended June 30,
	2024		2023
	$	%	$	%
Net revenues	$ 57,290	100.0%	$ 65,936	100.0%
Cost of revenues	46,297	80.8	52,840	80.1
Gross profit	10,993	19.2	13,096	19.9
Selling, general & administrative expense	9,541	16.7	10,605	16.1
Gain on sale of business	(4,919)	(8.6)	-	-
Depreciation & amortization	478	0.8	494	0.7
Operating income	5,893	1.7	1,998	3.0
Interest expense, net	567	1.0	478	0.7
Other expense (income), net	(296)	(0.5)	(125)	(0.2)
Income before income taxes	5,622	1.2	1,644	2.5
Income tax expense	1,547	2.7	538	0.8
Net income	4,075	(1.5)	1,106	1.7
Net income attributable to non-controlling interest	(448)	(0.8)	(467)	(0.7)
Net income (loss) attributable to SPAR Group, Inc.	$ 3,627	6.3%	$ 639	1.0%

Net Revenues

Net revenues for three months ended June 30, 2024 were $ 57.3 million, compared to $ 65.9 million for the three months ended June 30, 2023, a decrease of $ 8.6 , or 13.1%  The decrease is primarily due to the exit of South Africa, Australia, and the US NMS JV (which revenues are included within the 2023 numbers but not in current period) and having a partial quarter of results in 2024 for Brazil and China, compared to prior year.

For the three months ended June 30, 2024 and 2023, the Americas net revenue was $ 54.0 million and $ 52.1 million, respectively, an increase of $ 1.9 million, or 3.6% driven by growth in the US remodel business and 14% growth in Canada.  The Americas 2024 second quarter revenue includes only two months' worth of results from Brazil, as that joint venture was sold in May.

For the three months ended June 30, 2024 and 20233, APAC net revenue was $ 3.2 million and $ 5.7 million, respectively, a decrease of $ 2.5 million, or 43.9%.  The lower 2024 results are driven by the exit of China.

For the three months ended June 30, 2024 and 2023, EMEA net revenue was $ - and $ 8.2 million, respectively, a decrease of $ 8.2 million, or 100.0% driven by the sale of South Africa.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 80.8% of net revenue for the three months ended June 30, 2024 compared to 80.1% of net revenues for the three months ended June 30, 2023.

Cost of revenues for the three months ended June 30, 2024 were $ 46.3 million, compared to $ 52.8 million for the three months ended June 30, 2023, a decrease of $ 6.5 million, or 12.3%.

For the three months ended June 30, 2024 and 2023, the Americas cost of revenues were $ 43.7 million and $ 41.8 million, respectively, an increase of $ 1.9 million, or 4.5%. The Americas cost of revenue as a percent of net revenue was 80.9% for the quarter ended June 30, 2024 and 80.2% for the quarter ended June 30, 2023, an increase of 0.9%. The decrease in gross margin is due to the revenue mix in US owned where we saw a material increase in Remodels which is a lower margin business.

For the three months ended June 30, 2024 and 2023, APAC cost of revenues were $ 2.6 million and $ 4.2 million, respectively, a decrease of $ 1.6 million, or 38.1%. The APAC cost of revenue as a percent of net revenue was 81.3% and 73.7% for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023. The decrease in cost of revenues and margin is due to the sale of China and Australia.

For the three months ended June 30, 2024 and 2023, EMEA cost of revenues were $ - and $ 6.9 million, respectively a decrease of $ 6.9 million, or 100.0%.   The EMEA cost of revenue as a percent of net revenue was 0.0% and 84.1% for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023. EMEA division was made up entirely of South Africa, which was sold at the end of the first quarter of 2024.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $ 9.5 million, or 16.6% of net revenue, and approximately $ 10.6 million, or 16.1% of net revenue for the three months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024 and 2023, Americas selling, general and administrative expenses were approximately $ 8.8 million and $ 7.8 million, respectively, an increase of $ 1.0 or 12.8%.  Americas selling, general, and administrative expenses were 16.3% of net revenues for the three months ended June 30, 2024 , compared to 15.0% for the three months ended June 30, 2023.

For the three months ended June 30, 2024 and 2023, APAC selling, general and administrative expenses were approximately $ 0.8 million and $ 1.6 million, respectively, a decrease of $ 0.8 million, or 50.0%.  As a percentage of net revenues, selling, general, and administrative expenses for APAC were 25.0% and 28.1% for the three months ended June 30, 2024 and June 30, 2023, respectively.

For the three months ended June 30, 2024 and 2023, EMEA selling, general and administrative expenses were $ - and $ 1.2 million, respectively, a decrease of $ 1.2 million, or 100.0%.  EMEA division was made up entirely of South Africa, which was sold at the end of the first quarter of 2024.

Depreciation and Amortization

For the three months ended June 30, 2024 and 2023, depreciation and amortization was approximately $ 0.5 million and $ 0.5 million, respectively.

Interest Expense

For the three months ended June 30, 2024 and 2023, interest expense was approximately $ 0.6 million and $ 0.5 million, respectively.

Other Expense (Income), Net

For the three months ended June 30, 2024 and 2023, other expense (income), net was approximately $ (0.3) million and $ (0.1) million, respectively.

Income Tax Expense

For the three months ended June 30, 2024 and 2023, income tax expense was approximately $ 1.5 million with an effective rate of 27.5% and $ 0.5 million with an effective rate of 32.7%, respectively.

For the six months ended June 30, 2024, compared to the six months ended June 30, 2023

	Six Months Ended June 30,
	2024		2023
	$	%	$	%
Net revenues	$ 125,984	100.0%	$ 130,316	100.0%
Cost of revenues	102,448	81.3	103,082	79.1
Gross profit	23,536	18.7	27,234	20.9
Selling, general & administrative expense	19,158	15.2	21,061	16.2
Gain on sale of business	(12,076)	(9.6)	-	-
Depreciation & amortization	989	0.8	1,026	0.8
Operating income	15,465	2.7	5,147	3.9
Interest expense, net	1,097	0.9	868	0.7
Other income, net	(288)	(0.2)	(183)	(0.1)
Income before income taxes	14,656	2.0	4,462	3.4
Income tax expense	3,401	2.7	1,579	1.2
Net income	11,255	(0.7)	2,883	2.2
Net income attributable to non-controlling interest	(1,002)	(0.8)	(1,379)	(1.1)
Net income attributable to SPAR Group, Inc.	$ 10,253	8.1%	$ 1,505	1.2%

Net Revenues

Net revenues for six months ended June 30, 2024 were $ 126.0 million, compared to $ 130.3 million for the six months ended June 30, 2023, a decrease of $ 4.3 million, or 3.3%.  The decline in consolidated revenues is driven by the exit of Australia and the US NMS JV as of the end of 2023 and having exited South Africa, Brazil, and China at various points during the first half of 2024 (for which revenues are included within the 2023).

For the six months ended June 30, 2024 and 2023, the Americas net revenue was $ 108.7 million and $ 100.7 million, respectively, an increase of $ 8.0 million, or 7.9% reflecting strong growth in revenues in our US and Canadian operations.

For the six months ended June 30, 2024 and 2023, APAC net revenue was $ 9.0 million and $ 11.8 million, respectively, a decrease of $ 2.8 million, or 23.7%.

For the six months ended June 30, 2024 and 2023, EMEA net revenue was $ 8.3 million and $ 17.9 million, respectively, a decrease of $ 9.6 million, or 53.6%.  The decline in EMEA net revenues compared to 2023 reflects the sale of the joint venture as of March 31, 2024.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 81.3% of net revenue for the six months ended June 30, 2024 compared to 79.1% of net revenues for the six months ended June 30, 2023. The decrease in gross margin is mainly due to the revenue mix in the US (see hereunder in Americas); and (ii) a material decrease in margin in South Africa (see hereunder in EMEA) during the first quarter when SPAR owned that business.

Cost of revenues for the six months ended June 30, 2024 were $ 102.4 million, compared to $ 103.1 million for the six months ended June 30, 2023, a decrease of $ 0.7 million, or 0.7%.

For the six months ended June 30, 2024 and 2023, the Americas cost of revenues were $ 88.3 million and $ 80.0 million, respectively, an increase of $ 8.3 million, or 10.4%. The Americas cost of revenue as a percent of net revenue was 81.2% for the six months ended June 30, 2024 and 79.4% for the six months ended June 30, 2023, an increase of 2.3%. The decrease in gross margin is mainly due to the revenue mix in US owned where we saw a material increase in Remodels which is a lower margin business.

For the six months ended June 30, 2024 and 2023, APAC cost of revenues were $ 7.1 million and $ 8.8 million, respectively, a decrease of $ 1.7 million, or 19.3%. The APAC cost of revenue as a percent of net revenue was 78.9% and 74.6% for six months ended June 30, 2024 compared to the six months ended June 30, 2023.  The change in cost of revenue at APAC was driven primarily by the exit of China and Australia.

For the six months ended June 30, 2024 and 2023, EMEA cost of revenues were $ 7.0 million and $ 14.2 million, respectively a decrease of $ 7.2 million, or 50.7%. The EMEA cost of revenue as a percent of net revenue was 0.0% and 79.3% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decline in EMEA cost of revenues compared to 2023 reflects the sale of the South African joint venture as of March 31, 2024.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $ 19.2 million, or 15.2% of net revenue, and approximately $ 21.1 million, or 16.2% of net revenue for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024 and 2023, Americas selling, general and administrative expenses were approximately $ 16.0 million and $ 15.1 million, respectively, an increase of 6.0%.  Americas selling, general and administrative expenses were 14.7% of net revenues and 15.0% for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024 and 2023, APAC selling, general and administrative expenses were approximately $ 2.2 million and $ 3.2 million, respectively, a decrease of $ 1.0 million, or 31.3%.

For the six months ended June 30, 2024 and 2023, EMEA selling, general and administrative expenses were approximately $ 0.9 million and $ 2.7 million, respectively, a decrease of $ 1.8 million, or 66.7%. The decline in EMEA SG&A compared to 2023 reflects the sale of the South African joint venture as of March 31, 2024.

Depreciation and Amortization

For the six months ended June 30, 2024 and 2023, depreciation and amortization was approximately $ 1.0 million and $ 1.0 million, respectively.

Interest Expense

For the six months ended June 30, 2024 and 2023, interest expense was approximately $ 1.1 million and $ 0.9 million, respectively.

Other Expense (Income), Net

For the six months ended June 30, 2024 and 2023, other expense (income), net was approximately $ (0.3) million and $ (0.2) million, respectively.

Income Tax Expense

For the six months ended June 30, 2024 and 2023, income tax expense was approximately $ 3.4  million with an effective rate of 23.2% and $ 1.6 million with an effective rate of 35.4%, respectively.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, and the notes thereto, which are included in the 2023 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2024. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our significant accounting policies during the six months ended June 30, 2024.

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

Cash Flows for the For the Six months ended June 30, 2024 and 2023

Net cash provided by (used in) operating activities was $0.2  million and $6.7  million for the six months ended June 30, 2024 and 2023, respectively.

Net cash provided by (used in) investing activities was approximately $10.9  million and $(0.7)  million for the six months ended June 30, 2024 and 2023, respectively.

Net cash provided by (used in) financing activities was approximately $ (109) thousand and $(4.3)  million for the six months ended June 30, 2024 and 2023, respectively.

Reflecting the impact of foreign exchange rate changes on the activity above resulted in a decrease in cash, cash equivalents and restricted cash for the six months ended June 30, 2024 and 2023 of approximately (48) thousand and (124) thousand, respectively.

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

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2024.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For further discussion of certain legal proceedings, see Note 8 – Related Party Transactions and Note 4 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended June 30, 2024, which is incorporated herein by reference, and Note 6 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part IV, Item 15 on the 2023 Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on April 1, 2024.

Item 1A.	Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2023 Annual Report on Form 10-K for the year ended December 31, 2023, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q for the three months ended June 30, 2024.

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

Date: August [ ], 2024	SPAR Group, Inc., Registrant

By: /s/ Antonio Calisto Pato
Antonio Calisto Pato Chief Financial Officer, Treasurer and Secretary