Form 10-Q
period 2024-09-30
SPAR Group, Inc.
filed 2024-11-14
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended September 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SGRP	The NASDAQ Stock Market LLC

As of November 12, 2024, the Registrant had 23,449,701 shares of common stock, par value $0.01 per share, outstanding.

SPAR Group, Inc.

Index

PART I:	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	2

	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4	Controls and Procedures	24

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3	Defaults Upon Senior Securities	25

Item 4	Mine Safety Disclosures	25

Item 5	Other Information	25

Item 6	Exhibits	26

SIGNATURES		27

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net revenues	$37,788	$67,333	$163,771	$197,649
Related party - cost of revenues	-	1,628	-	4,807
Cost of revenues	29,346	52,332	131,801	152,235
Gross profit	8,442	13,373	31,970	40,607
Selling, general and administrative expense	8,558	11,284	27,707	32,345
(Gain) Loss on sale of businesses	922	-	(11,154)	-
Depreciation and amortization	454	548	1,443	1,574
Operating (loss) income	(1,492)	1,541	13,974	6,688
Interest expense	582	380	1,678	1,248
Other expense (income), net	472	(164)	184	(347)
(Loss) Income before income tax expense	(2,546)	1,325	12,112	5,787

Income tax (benefit) expense	(2,314)	227	1,088	1,806
Net (loss) income	(232)	1,098	11,024	3,981
Net loss (income) attributable to non-controlling interest	88	(839)	(914)	(2,217)
Net (loss) income attributable to SPAR Group, Inc.	$(144)	$259	$10,110	$1,764
Basic (loss) income per common share attributable to SPAR Group, Inc.	$(0.01)	$0.01	$0.43	$0.08
Diluted (loss) income per common share attributable to SPAR Group, Inc.	$(0.01)	$0.01	$0.43	$0.08
Weighted-average common shares outstanding – basic	23,435	23,237	23,591	23,201
Weighted-average common shares outstanding – diluted	23,435	23,376	23,768	23,350

Net (loss) income	$(232)	$1,098	$11,024	$3,981
Other comprehensive loss
Foreign currency translation adjustments	(72)	(497)	(1,220)	(359)
Comprehensive (loss) income	(304)	601	9,804	3,622
Comprehensive (income) loss attributable to non-controlling interest	45	(688)	142	(1,788)
Comprehensive (loss) income attributable to SPAR Group, Inc.	$(259)	$(87)	$9,946	$1,834

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$19,652	$10,719
Accounts receivable, net	37,777	59,776
Prepaid expenses and other current assets	3,078	5,614
Total current assets	60,507	76,109
Property and equipment, net	2,142	2,871
Operating lease right-of-use assets	838	2,323
Goodwill	1,238	1,382
Intangible assets, net	693	1,180
Deferred income taxes, net	-	4,687
Other assets	1,978	1,729
Total assets	$67,396	$90,281
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,220	$9,488
Accrued expenses and other current liabilities	3,713	15,274
Due to affiliates	623	3,205
Customer incentives and deposits	1,678	1,905
Lines of credit and short-term loans	18,538	17,530
Current portion of operating lease liabilities	508	1,163
Total current liabilities	34,280	48,565
Operating lease liabilities, net of current portion	330	1,160
Long-term debt	1,707	310
Deferred income taxes, net	1,538	-
Total liabilities	37,855	50,035
Commitments and contingencies – See Note 4
Stockholders' equity:
Series B convertible preferred stock, $0.01 par value per share: Authorized and available shares 3,000,000. Issued and outstanding shares 0 at September 30, 2024 and 650,000 at December 31, 2023	-	7
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 23,448,675 and 23,446,444 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	234	232
Treasury stock, at cost, 1,205,485 shares as of September 30, 2024 and 205,485 as of December 31, 2023	(2,075)	(285)
Additional paid-in capital	13,151	21,004
Accumulated other comprehensive loss	(2,022)	(3,341)
Retained earnings	20,007	10,609
Total stockholders' equity attributable to SPAR Group, Inc.	29,295	28,226
Non-controlling interest	246	12,020
Total stockholders’ equity	29,541	40,246
Total liabilities and stockholders’ equity	$67,396	$90,281

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246
Share-based compensation	-	-	-	-	-	-	128	-	-	-	128
Conversion of preferred stock to common stock	975	10	(650)	(7)	-	-	(1)	-	-	-	2
Sale of joint ventures	-	-	-	-	-	-	-	712	(712)	(4,981)	(4,981)
Other comprehensive loss	-	-	-	-	-	-	-	(2,030)	-	(490)	(2,520)
Net income	-	-	-	-	-	-	-	-	6,627	554	7,181
Balance at March 31, 2024	24,216	$242	-	$-	205	$(285)	$21,131	$(4,659)	$16,524	$7,103	$40,056
Share-based compensation	-	-	-	-	-	-	128	-	-	-	128
Exercise of stock options	204	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	(7,518)	1,412	-	(4,509)	(10,615)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive income	-	-	-	-	-	-	-	979	-	393	1,372
Net income	-	-	-	-	-	-	-	-	3,627	448	4,075
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$13,338	$(2,268)	$20,151	$1,320	$30,700
Share-based compensation	-	-	-	-	-	-	(149)	-	-	-	(149)
Exercise of stock options	28	-	-	-	-	-	-	-	-	-	-
Sale of joint ventures	-	-	-	-	-	-	(38)	273	-	(941)	(706)
Other comprehensive income	-	-	-	-	-	-	-	(27)	-	(45)	(72)
Net loss	-	-	-	-	-	-	-	-	(144)	(88)	(232)
Balance at September 30, 2024	23,448	$234	-	$-	1,205	$(2,075)	$13,151	$(2,022)	$20,007	$246	$29,541

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2023	22,961	$229	855	$9	205	$(285)	$20,708	$(4,941)	$6,707	$15,634	$38,061
Share-based compensation expense	-	-	-	-	-	-	173	-	-	-	173
Conversion of preferred stock to common stock	307	4	(205)	(2)	-	-	3	-	-	-	5
Dividend to NCI	-	-	-	-	-	-	-	-	-	(334)	(334)
Other comprehensive income (loss)	-	-	-	-	-	-	-	85	-	92	177
Net income	-	-	-	-	-	-	-	-	866	911	1,777
Balance at March 31, 2023	23,268	$233	650	$7	205	$(285)	$20,884	$(4,856)	$7,573	$16,303	$39,859
Share-based compensation	-	-	-	-	-	-	(39)	-	-	-	(39)
Dividend to NCI	-	-	-	-	-	-	-	-	-	(850)	(850)
Payments to acquire noncontrolling interests	-	-	-	-	-	-	-	-	-	(460)	(460)
Retirement of shares	(35)	-	-	-	-	-	-	-	-	-	-
Other comprehensive income (loss)	-	-	-	-	-	-	-	331	-	(370)	(39)
Net income	-	-	-	-	-	-	-	-	639	467	1,106
Balance at June 30, 2023	23,233	$233	650	$7	205	$(285)	$20,845	$(4,525)	$8,212	$15,090	$39,577
Share-based compensation	-	-	-	-	-	-	83	-	-	-	83
Exercise of stock options	8	(1)	-	-	-	-	-	-	-	-	(1)
Distribution to NCI	-	-	-	-	-	-	-	-	-	(490)	(490)
Other comprehensive income (loss)		-	-	-	-	-	-	(346)	-	(151)	(497)
Net income	-	-	-	-	-	-	-	-	259	839	1,098
Balance at September 30, 2023	23,241	$232	650	$7	205	$(285)	$20,928	$(4,871)	$8,471	$15,288	$39,770

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$11,024	$3,981
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	1,443	1,574
Amortization of operating lease right-of-use assets	415	433
Provision for expected credit losses	133	138
Deferred income tax expense	4,577	(15)
Gain on sale of businesses	(11,154)	-
Share-based compensation expense	107	217
Changes in operating assets and liabilities:
Accounts receivable, net	(5,843)	(1,963)
Prepaid expenses and other current assets	(2,383)	1,635
Accounts payable	3,832	409
Operating lease liabilities	(415)	(433)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	(2,466)	(4,336)
Net cash (used in) provided by operating activities	$(730)	$1,640

Cash flows from investing activities
Purchases of property and equipment	(908)	(1,083)
Cash transferred in the sale of a business	(7,658)	-
Proceeds from the sale of joint ventures	18,094	-
Net cash provided by (used in) investing activities	$9,528	$(1,083)

Cash flows from financing activities
Borrowings under line of credit	103,184	80,151
Repayments under line of credit	(97,782)	(79,520)
Proceeds from term debt	16	-
Repurchases of common stock	(1,800)	-
Payments of notes to seller	(1,843)	-
Payments to acquire noncontrolling interests	(250)	(473)
Dividend on noncontrolling interest	(1,315)	(1,674)
Net cash provided by (used in) financing activities	$210	$(1,516)

Effect of foreign exchange rate changes on cash	$(75)	$(426)
Net change in cash, cash equivalents and restricted cash	8,933	(1,385)
Cash, cash equivalents at beginning of period	10,719	9,345
Cash, cash equivalents at end of period	$19,652	$7,960

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,640	$1,302
Cash paid for income taxes	$277	$1,945

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2024, consolidated results of operations and comprehensive income for the three and nine months ended  September 30, 2024 and 2023, and consolidated cash flows for the nine months ended  September 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2024.

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

The Company provides similar merchandising, marketing and business services and has three reportable regional segments: (i) Americas, which is comprised of United States, Canada, Brazil and Mexico; (ii) Asia-Pacific ("APAC”), which is comprised of Japan, China, and India; and (iii) Europe, Middle East and Africa ("EMEA”), which is comprised of South Africa. Certain corporate expenses have been allocated to segments based on each segment’s revenue as a percentage of total company revenue.

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

As of September 30, 2024, the aggregate interest rate was 9.90% per annum and the aggregate outstanding loan balance was approximately $17.8 million, which is included within lines of credit and short-term loans in the unaudited condensed consolidated balance sheets. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility was approximately $16.3 million; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility was approximately $1.5 million.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each the NM Borrowers (i.e., SMF and SCC) and imposes limits on all of the NM Loan Parties (including SGRP) on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of  September 30, 2024. The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties.

Summary of the Company’s lines of credit and short-term loans (in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	September 30, 2024	September 30, 2024	December 31, 2023	December 31, 2023
USA / Canada North Mill Capital	9.90%	$17,788	10.40%	$12,475
USA - Resource Plus Seller Notes	4.30%	750	1.85%	1,120
China- Industrial Bank	N/A	-	3.56%	283
China - Industrial and Commercial Bank of China	N/A	-	4.00%	283
South Africa - Investec Bank Ltd.	N/A	-	11.75%	3,369
Total		$18,538		$17,530

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	September 30,	December 31,
	2024	2023
Unused Availability:
United States / Canada	$11,692	$6,525
South Africa	-	2,064
Total Unused Availability	$11,692	$8,589

Summary of the Company’s Long- term debt (dollars in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	September 30, 2024	September 30, 2024	December 31, 2023	December 31, 2023
USA - Resource Plus Seller Notes	4.30%	$1,707	N/A	$-
South Africa - Investec Bank Ltd.	N/A	-	11.75%	310
		$1,707		$310

4.	Commitments and Contingencies

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

As of September 30, 2024, the Corporation’s certificate of incorporation authorized the Corporation to issue 47,000,000 shares of common stock, par value $0.01 per share.

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

Stock Options

For the three months ended  September 30, 2024 and 2023, the Company recognized share-based compensation expense related to stock options of approximately $(20) thousand and $15 thousand, respectively.  For the nine months ended  September 30, 2024 and 2023, the Company recognized share-based compensation expense related to stock options of approximately $14 thousand and $45 thousand, respectively.

Restricted Stock Units

For the three months ended September 30, 2024 and 2023, the Company recognized share-based compensation expense related to restricted stock units of approximately $(129) thousand and $68 thousand, respectively.  For the nine months ended September 30, 2024 and 2023, the Company recognized share-based compensation expense related to restricted stock units of approximately $93 thousand and $172 thousand, respectively.

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

Effective as of April 3, 2023 (the "2023 Grant Date"), the Corporation granted an award of 181,818 PSUs to each of its Executives: Kori G. Belzer; William Linnane; and Ron Lutz. The PSUs granted and issued to each such grantee shall vest over the three-year period following the Grant Date provided that the Grantee is an employee of the Company on the applicable vesting date; and the first tranche of those PSUs was to have vested upon the achievement by the Company of 70% or greater of the budgeted 2023 Global EBIT. If the first-year metrics are achieved, the second and third tranches will respectively vest on the second and third anniversary of the 2023 Grant Date with no additional vesting criteria.  As of March 31, 2024, the Company determined that the 2023 performance target had been met, the first tranche of those PSUs had vested, and the second and third tranches of those PSUs will respectively vest on the second and third anniversary of the 2023 Grant Date with no additional vesting criteria.

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

As of September 30, 2024, there are approximately $58 thousand of benefits payable, which are included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets.

Other Related Party Transactions and Arrangements

On  April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a  five-year period. $250,000 was paid within  five business days of closing, and the remaining $2,750,000 will be paid pursuant to a Secured Promissory Note. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for  three years post-closing and specific mutual releases were provided. The purchase was closed and completed on  May 1, 2024.  As of September 30, 2024, $250,000 has been paid and the remaining $2,750,000 Promissory Note is outstanding.

On  December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of President and Chief Executive Officer, Michael R. Matacunas.  During the first nine months of 2024, the company his recognized approximately $101,000 in expenses under this agreement.

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

Agreement to sell SPAR's 100% ownership interest in SPAR Japan

On July 23, 2024, the Company entered into an agreement to sell its 100% ownership interest in SPAR Japan for $500,000.  The sale closed on August 30, 2024.

Agreement to sell SPAR's 51% ownership interest in its Indian Joint Venture

On September 25, 2024, the Company closed on an agreement to sell its 51% ownership interest in its Indian Joint venture for $500,000, effective as of August 31, 2024.

Summary of Certain Related Party Transactions

Due to related parties consists of the following as of the periods presented (in thousands):

Due to affiliates consists of the following (in thousands):	September 30,	December 31,
	2024	2023
Loans from local investors:(1)
Mexico	$623	$623
China	-	2,316
Resource Plus	-	266
Total due to affiliates	$623	$3,205

(1)

Represent loans due from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms, are due on demand, and are classified as current liabilities in the unaudited condensed consolidated balance sheets.

9.	Segment Information

Select statement of operations activity of the Company’s reportable segments for the periods presented were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues:
Americas	$35,494	$53,796	$144,189	$154,457
APAC	2,294	5,674	11,305	17,432
EMEA	-	7,863	8,277	25,760
Total net revenues	$37,788	$67,333	$163,771	$197,649

Operating (loss) income:
Americas	$(1,089)	$1,328	$14,569	$5,894
APAC	(403)	(218)	(822)	(510)
EMEA	-	431	227	1,304
Total operating (loss) income	$(1,492)	$1,541	$13,974	$6,688

Interest expense
Americas	$581	$264	$1,577	$895
APAC	1	31	24	47
EMEA	-	85	77	306
Total interest expense	$582	$380	$1,678	$1,248

Other expense (income), net:
Americas	$(807)	$5	$(1,101)	$22
APAC	556	(59)	$572	(69)
EMEA	723	(110)	713	(300)
Total other expense (income), net	$472	$(164)	$184	$(347)

(Loss) Income before income tax expense:
Americas	$(82)	$1,059	$13,666	$4,977
APAC	(1,752)	(190)	209	(488)
EMEA	(712)	456	(1,763)	1,298
Total (loss) income before income tax expense	$(2,546)	$1,325	$12,112	$5,787

Income tax (benefit) expense:
Americas	$(1,827)	$(163)	$1,220	$1,068
APAC	(166)	45	(126)	8
EMEA	(321)	345	(6)	730
Total income tax (benefit) expense	$(2,314)	$227	$1,088	$1,806

Net (loss) income, depreciation and amortization expense, and capital expenditures of the Company’s reportable segments for the periods presented were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income:
Americas	$1,745	$1,222	$12,446	$3,909
APAC	(1,586)	(235)	335	(496)
EMEA	(391)	111	(1,757)	568
Total net (loss) income	$(232)	$1,098	$11,024	$3,981

Net loss (income) attributable to non-controlling interest
Americas	$104	$(604)	$(658)	$(1,484)
APAC	(16)	5	30	(11)
EMEA	-	(240)	(286)	(722)
Total net loss (income) attributable to non-controlling interest	$88	$(839)	$(914)	$(2,217)

Net (loss) income attributable to SPAR Group, Inc.
Americas	$1,849	$618	$11,788	$2,425
APAC	(1,602)	(230)	365	(507)
EMEA	(391)	(129)	(2,043)	(154)
Total net (loss) income attributable to SPAR Group, Inc.	$(144)	$259	$10,110	$1,764

Depreciation and amortization
Americas	$445	$472	$1,348	$1,402
APAC	9	36	64	60
EMEA	-	40	31	112
Total depreciation and amortization	$454	$548	$1,443	$1,574

Capital expenditures:
Americas	$127	$286	$903	$946
APAC	–	30	–	37
EMEA	–	49	5	100
Total capital expenditures	$127	$365	$908	$1,083

There were no intercompany sales for the three and nine months ended September 30, 2024 and 2023.

Total assets of the Company’s reportable segments as of the periods presented were (in thousands):

	September 30,	December 31,
	2024	2023
Assets:
Americas	$62,634	$71,372
APAC	4,762	13,361
EMEA	–	5,548
Total assets	$67,396	$90,281

Long-lived assets of the Company’s reportable segments as of the periods presented were (in thousands):

	September 30,	December 31,
	2024	2023
Long lived assets:
Americas	$4,073	$4,585
APAC	–	1,015
EMEA	–	745
Total long lived assets	$4,073	$6,345

Geographic Data (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
		consolidated		consolidated		consolidated		consolidated
		net revenue		net revenue		net revenue		net revenue
United States	$28,768	76.1%	$28,722	42.7%	$90,583	55.3%	$81,004	41.0%
Brazil	-	0.0%	18,619	27.7%	33,185	20.3%	56,717	28.7%
South Africa	-	0.0%	7,863	11.7%	8,277	5.1%	25,759	13.0%
Mexico	3,196	8.5%	3,033	4.5%	9,723	5.9%	8,065	4.1%
China	-	0.0%	2,205	3.3%	2,698	1.6%	7,106	3.6%
Japan	908	2.4%	1,489	2.2%	3,778	2.3%	4,533	2.3%
Canada	3,529	9.3%	3,421	5.1%	10,698	6.5%	8,671	4.4%
India	1,387	3.7%	1,577	2.3%	4,829	3.0%	4,420	2.2%
Australia	-	0.0%	404	0.6%	-	0.0%	1,374	0.7%
Total net revenue	$37,788	100.0%	$67,333	100.0%	$163,771	100.0%	$197,649	100.0%

10.	Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Costs	Classification	2024	2023	2024	2023
Operating lease cost	Selling, General and Administrative Expense	$147	$71	$415	$212
Short-term lease cost	Selling, General and Administrative Expense	22	19	277	130
Variable costs	Selling, General and Administrative Expense	-	13	-	44
Total lease cost		$169	$103	$692	$386

(1) Variable lease expense consists primarily of property taxes, property insurance, and common area or other maintenance costs for the Company’s leases of office space.

The following includes supplemental information for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Operating cash flows from operating leases	$105	$233	$415	$489

Right-of-use assets obtained in exchange for lease obligations
Operating lease	$-	$386	$-	$1,497

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$838	$2,323
Liabilities:
Current portion of operating lease liabilities	508	1,163
Non-current portion of operating lease liabilities	330	1,160
Total operating lease liabilities	$838	$2,323

Weighted-average remaining lease term - operating leases (in years)	3.56	2.64
Weighted-average discount rate - operating leases	7.6%	8.8%

The following table summarizes the maturities of lease liabilities as of September 30, 2024 (in thousands):

Period Ending December 31,	Amount
2024	$134
2025	438
2026	144
2027	114
2028	73
Total Lease Payments	903
Less: imputed interest	(65)
Total	$838

11.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to SPAR Group, Inc.	$(144)	$259	$10,110	$1,764

Denominator:
Shares used in basic net income per share calculation	23,435	23,237	23,591	23,201
Effect of diluted securities:
Stock options and unvested restricted shares	-	139	177	149
Shares used in diluted net income per share calculations	23,435	23,376	23,768	23,350

Basic (loss) income per common share attributable to SPAR Group, Inc.	$(0.01)	$0.01	$0.43	$0.08
Diluted (loss) income per common share attributable to SPAR Group, Inc.	$(0.01)	$0.01	$0.43	$0.08

12.	Subsequent Events

Potential Going Private Transaction

As previously announced, on August 30, 2024, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Highwire Capital, LLC, a Texas limited liability company ("Highwire"), and Highwire Merger Co. I, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which Highwire, in a cash merger following approval by the Corporation's stockholders and the closing of the transaction, will acquire all of the stock of the Corporation for $2.50 per fully diluted share in cash, representing an aggregate purchase price of $58,000,000 (subject to certain adjustments).  All outstanding stock options, restricted stock units and phantom stock units will vest and their holders will receive comparable compensation net of exercise prices (if any).

The board of directors of the Corporation (the "Board") approximately two years ago established a special committee consisting solely of independent directors (the "Special Committee") to, among other things, evaluate the advisability and fairness of strategic alternatives to the Corporation and its stockholders (including unaffiliated stockholders of the Corporation).  They eventually received, negotiated and approved the letter of intent from Highwire ("LOI") previously announced on June 5, 2024, which led to the negotiation of the Merger Agreement.

The Special Committee and Board unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby ("Merger Transactions") are advisable, fair to and in the best interests of the Corporation and its stockholders, (ii) determined that it is advisable and in the best interests of the Corporation and its stockholders to enter into the Merger Transactions, (iii) approved the execution, delivery and performance by the Corporation of the Merger Transactions and (iv) recommend that the stockholders of the Corporation approve the Merger Transactions.

On October 2, 2024, the Corporation filed with the SEC and mailed to its stockholders its definitive Proxy Statement containing notification of the special meeting of SGRP's stockholders on October 25, 2024, to approve the Merger Agreement and the related transactions, which its stockholders approved at that meeting..  The parties to the Merger Agreement are working to finalize the closing of the Merger Transactions, which is expected in the fourth quarter of 2024.

South Africa Consent

On October 8, 2024, SGRP provided its consent to Friedshelf 401 Ltd, Lindicom Empowerment Holdings LTD and Lindicom, the acquirer of SGRP’s 51% ownership in the South African joint venture, to allow the acquirer to add additional subscribers to their business.  The Sale of Shares Agreement required SGRP to provide this consent as long as the second installment is outstanding.  In return for this consent, SGRP received terms that provide for receipt of the second installment six months earlier upon achievement of agreed to performance criteria.

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

As of September 30, 2024, the Company operated in three countries: the United States, Canada, and Mexico. Across all of these countries, the Company executes programs through its multi-lingual logistics, reporting and communication technology, which provides clients value through real-time insight on store/product conditions.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
●	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
●	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Consolidated net (loss) income	$ (232)	$ 1,098	$ 11,024	$ 3,981
Depreciation and amortization	454	548	1,443	1,574
Interest expense	582	380	1,678	1,248
Income tax (benefit) expense	(2,314)	227	1,088	1,806
Other (income) expense	472	(164)	184	(347)
Subtotal of Adjustments to Consolidated Net Income	(806)	991	4,393	4,281
Consolidated EBITDA	$ (1,038)	$ 2,089	$ 15,417	$ 8,262
Review of Strategic Alternatives	952	143	1,607	571
Loss (gain) on Sale of Businesses	922	-	(11,154)	-
Share based compensation	(149)	83	107	217
Legal costs / settlements - non recurring	-	140	-	140
Restructuring costs	-	28	256	28
Consolidated Adjusted EBITDA	$ 687	$ 2,483	$ 6,233	$ 9,218
Adjusted EBITDA attributable to non-controlling interest	(466)	(977)	(1,909)	(3,211)
Adjusted EBITDA attributable to SPAR Group, Inc.	$ 221	$ 1,506	$ 4,324	$ 6,007

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of Net revenues for the periods indicated (in thousands):

For the three months ended September 30, 2024, compared to the three months ended September 30, 2023

	Three Months Ended September 30,
	2024		2023
	$	%	$	%
Net revenues	$37,788	100.0%	$67,333	100.0%
Cost of revenues	29,346	77.7	53,960	80.1
Gross profit	8,442	22.3	13,373	19.9
Selling, general & administrative expense	8,558	22.6	11,284	16.8
Loss on sale of business	922	2.4	-	-
Depreciation & amortization	454	1.2	548	0.8
Operating (loss) income	(1,492)	(1.5)	1,541	2.3
Interest expense, net	582	1.5	380	0.6
Other expense (income), net	472	1.2	(164)	(0.2)
(Loss) income before income taxes	(2,546)	(4.3)	1,325	2.0
Income tax (benefit) expense	(2,314)	(6.1)	227	0.3
Net (loss) income	(232)	1.8	1,098	1.6
Net (loss) income attributable to non-controlling interest	88	0.2	(839)	(1.2)
Net income (loss) attributable to SPAR Group, Inc.	$(144)	(0.4)%	$259	0.4%

Net Revenues

Net revenues for three months ended September 30, 2024 were $ 37.8 million, compared to $ 67.3 million for the three months ended September 30, 2023, a decrease of $ 29.5 , or 43.8%  The decrease is primarily due to the exit of South Africa, Australia, Brazil, China, and the US NMS JV (which revenues are included within the 2023 numbers but not in current period) and having a partial quarter of results in 2024 for Japan and India, compared to prior year.

For the three months ended September 30, 2024 and 2023, the Americas net revenue was $ 35.5 million and $ 53.8 million, respectively, a decrease of $ 18.3 million, or 34.0%.  The Americas 2024 second quarter revenue decline reflects the sale of Brazil in the second quarter.  The US and Canada businesses experienced 18% and 3% growth in the current quarter, respectively, when compared to last year.

For the three months ended September 30, 2024 and 2023, APAC net revenue was $ 2.3 million and $ 5.7 million, respectively, a decrease of $ 3.4 million, or 59.6%.  The lower 2024 results are driven by the exit of China and a partial quarter of revenues from Japan.

For the three months ended September 30, 2024 and 2023, EMEA net revenue was $0 and $ 7.9 million, respectively, a decrease of $ 7.9 million, or 100.0% driven by the sale of South Africa.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 77.5% of net revenue for the three months ended September 30, 2024 compared to 80.1% of net revenues for the three months ended September 30, 2023.

Cost of revenues for the three months ended September 30, 2024 were $ 29.3 million, compared to $ 54.0 million for the three months ended September 30, 2023, a decrease of $ 24.7 million, or 45.7%.

For the three months ended September 30, 2024 and 2023, the Americas cost of revenues were $ 27.4 million and $ 43.9 million, respectively, a decrease of $ 16.5 million, or 37.6%. The Americas cost of revenue as a percent of net revenue was 77.2% for the quarter ended September 30, 2024 and 81.6% for the quarter ended September 30, 2023, a decrease of 5.4%.

For the three months ended September 30, 2024 and 2023, APAC cost of revenues were $ 2.0 million and $ 4.1 million, respectively, a decrease of $ 2.1 million, or 51.2%. The APAC cost of revenue as a percent of net revenue was 87.0% and 71.9% for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023. The decrease in cost of revenues is due to the sale of China and Australia and a partial quarter for Japan and India.

For the three months ended September 30, 2024 and 2023, EMEA cost of revenues were $0 and $ 5.9 million, respectively a decrease of $ 5.9 million, or 100.0%.   The EMEA cost of revenue as a percent of net revenue was 0.0% and 74.7% for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023. EMEA division was made up entirely of South Africa, which was sold at the end of the first quarter of 2024.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $ 8.6 million, or 22.6% of net revenue, and approximately $ 11.3 million, or 16.8% of net revenue for the three months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024 and 2023, Americas selling, general and administrative expenses were approximately $ 7.8 million and $ 8.1 million, respectively, a decrease of $ 0.3 or 3.7%.  Americas selling, general, and administrative expenses were 22.0% of net revenues for the three months ended September 30, 2024 , compared to 15.1% for the three months ended September 30, 2023.

For the three months ended September 30, 2024 and 2023, APAC selling, general and administrative expenses were approximately $ 0.7 million and $ 1.7 million, respectively, a decrease of $ 1.0 million, or 58.8%.  As a percentage of net revenues, selling, general, and administrative expenses for APAC were 30.4% and 29.8% for the three months ended September 30, 2024 and September 30, 2023, respectively.

For the three months ended September 30, 2024 and 2023, EMEA selling, general and administrative expenses were $0 and $ 1.4 million, respectively, a decrease of $ 1.4 million, or 100.0%.  EMEA division was made up entirely of South Africa, which was sold at the end of the first quarter of 2024.

Depreciation and Amortization

For the three months ended September 30, 2024 and 2023, depreciation and amortization was approximately $ 0.5 million and $ 0.5 million, respectively.

Interest Expense

For the three months ended September 30, 2024 and 2023, interest expense was approximately $ 0.6 million and $ 0.4 million, respectively.

Other Expense (Income), Net

For the three months ended September 30, 2024 and 2023, other expense (income), net was approximately $ 0.5 million and $ (0.2) million, respectively.

Income Tax Expense

For the three months ended September 30, 2024 and 2023, income tax expense was approximately $ (2.3) million with an effective rate of 90.9% and $ 0.2 million with an effective rate of 17.1%, respectively.

For the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

	Nine Months Ended September 30,
	2024		2023
	$	%	$	%
Net revenues	$163,771	100.0%	$197,649	100.0%
Cost of revenues	131,801	80.5	157,042	79.5
Gross profit	31,970	19.5	40,607	20.5
Selling, general & administrative expense	27,707	16.9	32,345	16.4
Gain on sale of business	(11,154)	(6.8)	-	-
Depreciation & amortization	1,443	0.9	1,574	0.8
Operating income	13,974	1.7	6,688	3.4
Interest expense, net	1,678	1.0	1,248	0.6
Other expense (income), net	184	0.1	(347)	(0.2)
Income before income taxes	12,112	0.6	5,787	2.9
Income tax expense	1,088	0.7	1,806	0.9
Net income	11,024	(0.1)	3,981	2.0
Net income attributable to non-controlling interest	(914)	(0.6)	(2,217)	(1.1)
Net income attributable to SPAR Group, Inc.	$10,110	6.2%	$1,764	0.9%

Net Revenues

Net revenues for nine months ended September 30, 2024 were $ 163.8 million, compared to $ 197.6 million for the nine months ended September 30, 2023, a decrease of $ 33.8 million, or 17.1%.  The decline in consolidated revenues is driven by the exit of Australia and the US NMS JV as of the end of 2023 and having exited South Africa, Brazil, India, Japan, and China at various points during the first three quarters of 2024 (for which revenues are included within the 2023).

For the nine months ended September 30, 2024 and 2023, the Americas net revenue was $ 144.2 million and $ 154.5 million, respectively, a decrease of $ 10.3 million, or 6.7% reflecting strong growth in revenues in our US and Canadian operations, partially offset by lower revenues caused by the sale of Brazil in 2024.

For the nine months ended September 30, 2024 and 2023, APAC net revenue was $ 11.3 million and $ 17.4 million, respectively, a decrease of $ 6.1 million, or 35.1%.

For the nine months ended September 30, 2024 and 2023, EMEA net revenue was $ 8.3 million and $ 25.8 million, respectively, a decrease of $ 17.5 million, or 67.8%.  The decline in EMEA net revenues compared to 2023 reflects the sale of the joint venture as of March 31, 2024.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 80.5% of net revenue for the nine months ended September 30, 2024 compared to 79.5% of net revenues for the nine months ended September 30, 2023. The decrease in gross margin is mainly due to the revenue mix in the US (see hereunder in Americas); and (ii) a material decrease in margin in South Africa (see hereunder in EMEA) during the first quarter when SPAR owned that business.

Cost of revenues for the nine months ended September 30, 2024 were $ 131.8 million, compared to $ 157.0 million for the nine months ended September 30, 2023, a decrease of $ 25.2 million, or 16.1%.

For the nine months ended September 30, 2024 and 2023, the Americas cost of revenues were $ 115.7 million and $ 123.9 million, respectively, a decrease of $ 8.2 million, or 6.6%. The Americas cost of revenue as a percent of net revenue was 80.2% for the nine months ended September 30, 2024 and 80.2% for the nine months ended September 30, 2023, an increase of 0.0%.

For the nine months ended September 30, 2024 and 2023, APAC cost of revenues were $ 9.1 million and $ 12.9 million, respectively, a decrease of $ 3.8 million, or 29.5%. The APAC cost of revenue as a percent of net revenue was 80.5% and 74.1% for nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.  The change in cost of revenue at APAC was driven primarily by the exit of China and Australia.

For the nine months ended September 30, 2024 and 2023, EMEA cost of revenues were $ 7.0 million and $ 20.2 million, respectively a decrease of $ 13.2 million, or 65.3%. The EMEA cost of revenue as a percent of net revenue was 0.0% and 78.3% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decline in EMEA cost of revenues compared to 2023 reflects the sale of the South African joint venture as of March 31, 2024.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $ 27.7 million, or 16.9% of net revenue, and approximately $ 32.3 million, or 16.4% of net revenue for the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024 and 2023, Americas selling, general and administrative expenses were approximately $ 23.8 million and $ 23.2 million, respectively, an increase of 2.6%.  Americas selling, general and administrative expenses were 16.5% of net revenues and 15.0% for the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024 and 2023, APAC selling, general and administrative expenses were approximately $ 2.9 million and $ 5.0 million, respectively, a decrease of $ 2.1 million, or 42.0%.

For the nine months ended September 30, 2024 and 2023, EMEA selling, general and administrative expenses were approximately $ 1.0 million and $ 4.2 million, respectively, a decrease of $ 3.2 million, or 76.2%. The decline in EMEA SG&A compared to 2023 reflects the sale of the South African joint venture as of March 31, 2024.

Depreciation and Amortization

For the nine months ended September 30, 2024 and 2023, depreciation and amortization was approximately $ 1.4 million and $ 1.6 million, respectively.

Interest Expense

For the nine months ended September 30, 2024 and 2023, interest expense was approximately $ 1.7 million and $ 1.2 million, respectively.

Other Expense (Income), Net

For the nine months ended September 30, 2024 and 2023, other expense (income), net was approximately $ 0.2 million and $ (0.3) million, respectively.

Income Tax Expense

For the nine months ended September 30, 2024 and 2023, income tax expense was approximately $ 1.1  million with an effective rate of 9.0% and $ 1.8 million with an effective rate of 31.2%, respectively.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, and the notes thereto, which are included in the 2023 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2024. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our significant accounting policies during the nine months ended September 30, 2024.

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

Cash Flows for the For the Nine months ended September 30, 2024 and 2023

Net cash provided by (used in) operating activities was $(0.7)  million and $1.6  million for the nine months ended September 30, 2024 and 2023, respectively.

Net cash provided by (used in) investing activities was approximately $9.5  million and $(1.0)  million for the nine months ended September 30, 2024 and 2023, respectively.

Net cash provided by (used in) financing activities was approximately $ 210 thousand and $(1.5)  million for the nine months ended September 30, 2024 and 2023, respectively.

Reflecting the impact of foreign exchange rate changes on the activity above resulted in a decrease in cash, cash equivalents and restricted cash for the nine months ended September 30, 2024 and 2023 of approximately $ (75) thousand and $ (426) thousand, respectively.

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

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2024.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For further discussion of certain legal proceedings, see Note 8 – Related Party Transactions and Note 4 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2024, which is incorporated herein by reference, and Note 6 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Part IV, Item 15 on the 2023 Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on April 1, 2024.

Item 1A.	Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2023 Annual Report on Form 10-K for the year ended December 31, 2023, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q for the three months ended September 30, 2024.

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

Date: November [ ], 2024	SPAR Group, Inc., Registrant

By: /s/ Antonio Calisto Pato
Antonio Calisto Pato Chief Financial Officer, Treasurer and Secretary