Form 10-K
period 2024-12-31
SPAR Group, Inc.
filed 2025-05-16
CIK 1004989

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 0-27408

SPAR GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 Opdyke Court, Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (248) 364-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	SGRP	The NASDAQ Stock Market LLC

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 31, 2024, based on the closing price of the Common Stock of $1.94 per share as reported by the Nasdaq Capital Market on such date, was approximately $25,013,045.

The number of shares of the Registrant's Common Stock outstanding as of March 15, 2025, was 23,449,701 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement on Schedule 14A for the registrant's 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K, and various Exhibits are incorporated by reference into Part IV of this Form 10-K.

EXPLANATORY NOTE

In connection with our year-end financial statement close and preparation of this Annual Report on Form 10-K for the year ended December 31, 2024, misstatements were identified in certain of our previous interim financial statements. The determination to restate was made upon the recommendation of the audit committee (the “Audit Committee”) of our Board of Directors after consultation with our independent auditors and management team.

SPAR Group, Inc. (the “Company”) is filing this Annual Report on Form 10-K for the year ended December 31, 2024, and restating the Company’s interim financial statements (collectively, the “Prior Period Financial Statements”) as of June 30, 2024, September 30, 2024, and for the three and six months ended June 30, 2024 and the three and nine months ended September 30, 2024 (collectively, the “Non-Reliance Periods”).

Background of Restatement

On May 14, 2025, the management and the Audit Committee of the Company, in consultation with BDO USA, P.C. (“BDO”), the Company’s independent registered public accounting firm, determined that the Company’s Prior Period Financial Statements for the Non-Reliance Periods, should no longer be relied upon. As previously disclosed, on June 3, 2024, SPAR Group completed the sale of its 51% ownership stake in its Brazilian joint venture. The total consideration was $10.7 million, consisting of $9.7 million in cash received by SPAR and $1.0 million withheld for Brazilian tax purposes. SPAR’s carrying value for its investment in the Brazilian joint venture was approximately $4.8 million before the sale. Based on these figures, the transaction generated an economic benefit of approximately $5.9 million (i.e. the excess of the $10.7 million proceeds over the $4.8 million carrying value). To facilitate this purchase, the buyer largely financed the payment at the joint venture level, rather than using entirely new funds. The funding was achieved through two components:

●	a new $7.5 million loan incurred by the Brazilian joint venture in March 2024, and
●	an amount of $3.5 million paid by the minority (49%) joint venture partner.

When doing its year-end financial statement close and preparation for this Annual Report, the Company concluded that under GAAP the payment originating from the joint venture qualified as a capital distribution (instead of consideration for sale) and that the appropriate treatment would be to reclassify approximately $7.5 million into the income statement as part of the gain/loss calculation. Management and the Audit Committee have determined that these errors in the unaudited condensed consolidated financial statements for the Non-Reliance Periods required a restatement of the Prior Period Financial Statements (the “Restatement”). Previously filed quarterly reports on Form 10-Q for the Prior Period Financial Statements have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in this Annual Report on Form 10-K. See Note 16, “Restatement (Unaudited),” for the impact of these adjustments on each of the second and third quarters of fiscal 2024.

Compensation Recovery Policy

The Company established a policy regarding the recoupment of certain performance-based compensation payments (“Compensation Recovery Policy”), which became effective as of October 2, 2023. As indicated above, the Company concluded that the Prior Period Financial Statements for the Non-Reliance Periods required the Restatement. The Compensation Committee of the Company determined that no performance-based compensation (or the vesting of such compensation) within the prior three years was based upon the achievement of financial results, as reported in a Form 10-Q, Form 10-K or other report filed with the Securities and Exchange Commission, and therefore had no obligation, pursuant to the Company’s Compensation Recovery Policy, to recover erroneously paid or awarded compensation.

Internal Control Considerations

In connection with the restatement, management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2024. Based on this assessment, management identified material weaknesses in our internal control over financial reporting as of December 31, 2024. As a result, the Company’s disclosure controls and procedures were not effective as of December 31, 2024. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

NOTE ON Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2024 (this "Annual Report"), contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation") and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group", the "Company" "SPAR", "We", or "Our"). There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its 2025 Annual Meeting of Stockholders (the "Proxy Statement"), which SGRP expects to file on or about May 23, 2025, with the Securities and Exchange Commission (the "SEC"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report, the Proxy Statement and such Current Reports, each a "SEC Report").

Readers can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as "may," "will," "expect," "intend," "believe," "estimate," "anticipate," "continue," "plan," "project," or the negative of these terms or other similar expressions also identify forward-looking statements. Forward-looking statements made by the Company in this Annual Report may include (without limitation) statements regarding: risks, uncertainties, cautions, circumstances and other factors ("Risks"); Those Risks include (without limitation): the impact of the news of the proposed acquisition of the Corporation by Highwire Capital in an all cash transaction (the “Proposed Acquisition”) or developments in it; the uncertainty of the closing of the Proposed Acquisition within the anticipated time period, or at all, due to any reason, including any failure to satisfy the conditions to the consummation of the Proposed Acquisition or to complete any necessary financing arrangements; the risk that the Proposed Acquisition disrupts our current plans and operations or diverts management's attention from its ongoing business; the nature, cost and outcome of any legal proceedings related to the Proposed Acquisition; uncertainty of satisfaction of closing conditions respecting the Proposed Acquisition; the impact of the Corporation’s continued strategic review process, or any resulting action or inaction, should the Proposed Acquisition not occur; the impact of selling certain of the Corporation’s subsidiaries or any resulting impact on revenues, earnings or cash; the impact of adding new directors or new finance team members; the potential and continuing negative effects of the COVID pandemic on the business of the Corporation and its subsidiaries; the Corporation’s potential non-compliance with applicable Nasdaq annual stockholder meeting, director independence, bid price or other rules; the Company’s cash flow or financial condition; and plans, intentions, expectations, guidance or other information respecting the pursuit or achievement of the Corporation’s corporate objectives. The Company's forward-looking statements also include (without limitation) those made in this Annual Report in "Business," "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Directors, Executive Officers and Corporate Governance," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and "Certain Relationships and Related Transactions, and Director Independence."

You should carefully review and consider the Company's forward-looking statements (including all risk factors and other cautions and uncertainties) and other information made, contained or noted in or incorporated by reference into this Annual Report, but you should not place undue reliance on any of them. The results, actions, levels of activity, performance, achievements or condition of the Company (including its subsidiaries, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition) and other events and circumstances planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "Expectations"), and our forward-looking statements (including all Risks) and other information reflect the Company's current views about future events and circumstances. Although the Company believes those Expectations and views are reasonable, the results, actions, levels of activity, performance, achievements or condition of the Company or other events and circumstances may differ materially from our Expectations and views, and they cannot be assured or guaranteed by the Company, since they are subject to Risks and other assumptions, changes in circumstances and unpredictable events (many of which are beyond the Company's control). In addition, new Risks arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its Expectations will be achieved in whole or in part, that it has identified all potential Risks, or that it can successfully avoid or mitigate such Risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

PART I

Item 1. Business

Our Company

SPAR Group, Inc., a Delaware corporation ("SGRP" or the "Corporation"), and its subsidiaries (together with SGRP, "SPAR Group" or the "Company"), is a leading merchandising and brand marketing services company, providing a broad range of sales enhancing services to retailers across most classes of trade and consumer goods manufacturers and distributors. Our goal is to be the most creative, energizing and effective retail services company that drives sales, margins and operating efficiency for our clients.

As of December 31, 2024, we operated in the United States and Canada, having exited Mexico, Brazil, South Africa, China, Japan and India during 2024. Now focused on the United States and Canada, we successfully execute programs through our robust logistics, reporting and communication technology, which provides clients value through real-time insight on store / product conditions.

With more than 50 years of experience, a focus on excellence and industry leadership, we continue to grow our long-term relationships with some of the world's leading businesses. Our unique combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates us from the competition.

Our focus is services. Our team works closely with clients to determine their key objectives to execute, focusing on enhancing their sales and profit. At retail, our merchandising brand marketing specialists perform a wide range of programs to maximize product sell-through to consumers. Some of these programs include launching new products, installing displays, assembling product fixtures, and ensuring shelves are fully stocked and reordering when they are not. We also assist with sales and customer service. As retailers adapt to changes and new opportunities, our team engages in the total renovations and transformation of stores, as well as preparing new locations for grand openings. Our distribution associates work in retail and consumer goods distribution centers to prepare the centers to open, testing systems, putting away, picking product and providing peak staffing services for our clients.

We provide the "last two feet" of retail and consumer goods product merchandising and marketing. Our clients make great products. We ensure these products are presented in a compelling and exciting way exactly when and where they need to be to drive sales and margin. Our technology adds to these services by providing clients with detailed insight across all aspects of individual stores.

Our Industry

The merchandising and marketing outsourced services industry plays an important role in the growth and performance of some of the world’s most successful product and retail companies. Merchandising services include placing orders, retail shelf maintenance, display setup, reconfiguring products on store shelves and replenishing product inventory. Additional marketing services include, but are not limited to, new store sets and remodels, audits, sales assistance, installation and assembly, product demos/sampling, promotion and more. The Company believes that merchandising and marketing services add value to retailers, manufacturers and other businesses by making a product more visible and more available to consumers.

Historically, retailers staffed their stores to ensure the store was well merchandised and product was properly featured and placed. However, in an effort to control costs and improve margins, most retailers have reduced store payroll and increased their reliance on distributors to set up their own products and merchandise the shelves on behalf of the retailer. To begin, distributors utilized their own sales representatives to do this work. Over time, this resulted in competing representatives working in the same stores. This often led to the best presentation of merchandise resulting from the last distributor representative physically in the store. As a result, retailers began looking for third parties who could manage the merchandising process and ensure that the store, in total, was ready for the consumer. The result was the growth of the merchandising and marketing services industry.

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

Our Growth Strategy

As the need for flexibility and efficiency in merchandising and marketing services continues to increase, brand owners, consumer goods companies, manufacturers, distributors, and retailers will continue to rely on third-party providers for these services. SPAR Group is uniquely able to meet these needs because of our global reach, more than 50-year track record, access to thousands of merchandisers, breadth of capability, unwavering focus on excellence and deep expertise. We combine great people, an understanding of what is needed and unique technologies, enabling us to offer enhanced services.

To capitalize on the growing demand, the Company’s business strategy is focused on three (3) priorities: 1) Grow the Core Business; 2) Introduce or Acquire New Services; and 3) Invest in Technology. The result of this strategic framework will be top-line growth, expanded margins, more value for clients and higher levels of free cash flow to allow us to invest in future growth.

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

Introduce or Acquire New Services

The Company believes in testing new ideas and services and applying its considerable existing expertise in new ways to increase revenues and expand client relationships. The changing retail landscape and need for enhanced digital, e-commerce, and fulfillment capability along with the opportunities arising from the emergence of Artificial Intelligence ("AI"), deep learning, and computer vision shapes our thinking. Our objective is to identify and introduce new or complimentary capabilities that we believe the market and our clients need now and in the future. To accomplish this, we pursue business partnerships, look for acquisitions and joint ventures and explore ideas based on market trends and our own unique client experiences. Our market positioning provides us with an unparalleled window into changes and opportunities in the markets we serve. We carefully measure the results of these tests and look for new services that can have a material impact on our financial and operational performance.

Invest in Technology

We believe our current SPARView technology provides us with a competitive advantage in the marketplace. Our technology enables us to communicate, plan, track, analyze, and optimize our merchandising and marketing services work. However, we recognize that technology and our opportunity to successfully leverage technology continues to change. As a result, we are constantly adapting and innovating. We explore relationships within and across geographies and businesses with solution providers, while simultaneously making investments in our own solutions, with a focus to provide clients with better results, through our broader capability. This will facilitate our ability to offer higher value services over time. Our objective is to provide technology to field merchandisers, our client partners and our management to make smarter decisions that yield better customer and Company results.

Our Business Divisions

In 2023 and 2024, the Company operated through three divisions: Americas, Asia Pacific (APAC), and Europe, Middle East and Africa (EMEA). The Americas division encompassed the United States, Canada, Mexico, and Brazil. The APAC division included Japan, China, Australia, and India. The EMEA division consisted of South Africa. As part of the strategic review of our businesses, the Company has exited all its international joint ventures. The financial results for the full years of 2024 and 2023 incorporate the results of these operations for the time periods that those joint ventures were held.

The total business is led and operated from our global headquarters in Auburn Hills, Michigan. Our Canada business has a regional leadership office in Vaughan, Ontario.

The following table provides details of the structure of our Domestic and International businesses as of December 31, 2024:

Primary Territory	Entity Name	SGRP Percentage Ownership	Principal Office Location
Americas
United States of America	SPAR Marketing Force, Inc.	100%	Auburn Hills, Michigan
	SPAR Assembly and Installation, Inc.	100%	Auburn Hills, Michigan
	Resource Plus of North Florida, Inc. ("RPI")	100%	Auburn Hills, Michigan
Canada	SPAR Canada Inc,	100%	Vaughan, Ontario, Canada

The Company tracks and reports certain financial information separately for the individual countries using the same metrics. The primary measurement utilized by management is operating profit, historically the key indicator of long-term growth and profitability. Certain financial information regarding each of the Company's divisions, which includes their respective net revenues and operating income for each of the years ended December 31, 2024 and 2023, and their respective assets as of December 31, 2024 and 2023, is provided in Note 12 to the Company's Consolidated Financial Statements – Segment Information, below.

Our Services

The Company currently provides six (6) principal types of services: Merchandising and Marketing, Category Management and Setup, Remodel and Retail Transformation, Assembly and Installation, Business Analytics and Insights, and Fulfilment and Distribution.

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

Our Customers

The Company currently represents numerous manufacturers and retail clients in a wide range of retail segments and stores, and its customers (which it refers to as "clients") include the following markets:

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

The Company did not have any clients that represented 10% or more of the Company's net revenue for the years ended December 31, 2024 and 2023.

Trademarks and Technology Licensing

The Company has numerous registered trademarks. Certain of the Company's "SPAR" trademarks (the "Licensed Marks") are licensed: (i) for use by affiliated companies in the United States, royalty free, and in perpetuity pursuant to license agreements that commenced in 1999; (ii) for use by its wholly-owned subsidiaries worldwide royalty free and in perpetuity pursuant to informal license arrangements; (iii) for use by joint venture subsidiaries in their respective jurisdictions pursuant to license agreements for limited terms (executed contemporaneously with their respective joint venture agreements); and (iv) for use by the Independent Field Vendor providing field specialists to the Company domestically in the United States for limited terms and modest royalties pursuant to license agreements with (each as defined below). Portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") currently included in the Company's technology are co-owned by the Company, SPAR Business Services, Inc. ("SBS") and SPAR InfoTech, Inc. ("Infotech"), pursuant to a 1999 agreement. The Company's global technology systems (including the Co-Owned Software) were maintained and further developed and improved by the Company at its own expense at a cost of $1.0 million in 2024 and $1.0 million in 2023, respectively. Except for SBS and Infotech if they choose to use the Co-Owned Software on their own equipment (they do not need such software licenses because of their co-ownership), each subsidiary and field vendor trademark license and arrangement also licenses the Company's global technology systems (including portions of the Co-Owned Software) pursuant to their trademark license and arrangement.

Our Labor Force

As of December 31, 2024, the Company's labor force totaled approximately 3,425 including the services of field specialists and field administrators furnished by independent third parties. The Company employed in Americas a labor force of 249 full-time employees and 730 part-time employees engaged in operations. In the Company's Americas Division, the Company's merchandising, audit, assembly and other services for its clients are performed by field specialists, and the services of a significant portion of them (approximately 2,446) were supplied to the Company by an independent vendor (the "Independent Field Vendor").

The Company continues to evaluate its business model of using third-party independent contractors as field specialists (whether or not provided by others) in light of changing client requirements and legal and regulatory environments.

The Company considers its relations with its own employees and independent vendors to be generally good.

Our Competition

The marketing services industry is highly competitive. The Company's competition in all markets arises from a number of large enterprises. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its existing and prospective clients. The Company believes that the principal competitive factors within its industry favoring the Company include the breadth and quality of its client services, its competitive costs, the development and deployment of its technology, its ability to execute specific client priorities rapidly and consistently over a wide geographic area, and its ability to conceive of ideas and operate as a business partner delivering value above basic services. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in many retailer and manufacturer verticals. The Company also believes it has the ability to execute major initiatives and develop and administer manufacturer and retailer programs throughout the USA and Canada.

Corporate Website

The Company's website can be found at: http://www.sparinc.com, and the Company's SEC filings are available on that website under the Investors section.

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

Our potential going private transaction poses various risks

As previously announced, on August 30, 2024, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Highwire Capital, LLC, a Texas limited liability company ("Highwire"), and Highwire Merger Co. I, Inc., a Delaware corporation and a wholly owned subsidiary of Highwire ("Merger Sub"), pursuant to which Highwire, in a cash merger and the closing of the transaction (the " Proposed Acquisition"), will acquire all of the stock of the Corporation for $2.50 per fully diluted share in cash, representing an aggregate purchase price of $58,000,000 (subject to certain adjustments).

The Proposed Acquisition involves various Risks, including (without limitation): the uncertainty of the closing of the Proposed Acquisition within the anticipated time period, or at all, due to any reason, including any failure to satisfy the conditions to the consummation of the Proposed Acquisition or to complete any necessary financing arrangements; the risk that the Proposed Acquisition disrupts our current plans and operations or diverts management's attention from its ongoing business; the impact of the news of the Proposed Acquisition or developments in it; the nature, cost and outcome of any legal proceedings related to the Proposed Acquisition; the impact of the Corporation's continued strategic review process, or any resulting action or inaction, should the Proposed Acquisition not occur.

While the Company and Highwire are working to complete the Proposed Acquisition, either party may terminate the Merger Agreement if the Merger is not completed by May 30, 2025.

The buyer may not be able to consummate the Proposed Acquisition pursuant to the Merger Agreement, and failure to complete the Proposed Acquisition could negatively impact our stock price and our business, financial condition and results of operations.

As previously announced, on August 30, 2024, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Highwire Capital, LLC, a Texas limited liability company ("Highwire") and Highwire Merger Co. I, Inc., a Delaware corporation and a wholly owned subsidiary of Highwire ("Merger Sub"), pursuant to which Highwire will acquire the Company in a cash merger, with Merger Sub merging with and into the Company (the “Proposed Acquisition”). While the Company and Highwire are working to complete the Proposed Acquisition, either party may terminate the Merger Agreement if the Merger is not completed by May 30, 2025.

If the Proposed Acquisition is not consummated, the price of SGRP Common Stock may decline and our business, financial condition and results of operations may be impacted. In addition, we have incurred substantial costs planning and negotiating the Merger Agreement. These costs include, but are not limited to, costs associated with employing and retaining third-party advisors who performed the financial, auditing, and legal services required before we were able to enter into the Merger Agreement and which will continue as we seek to complete the Merger. We will be responsible for these costs in the event the Merger is not successful, which could adversely affect our liquidity and financial results.

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

The Company relies on independent contractors as well as other third-party providers to perform work. There is risk that any government legislation that restricts travel, changes labor laws, impacts wages or otherwise incentivizes behavior that negatively impacts our business or our clients could impact our business.

The Company continues to analyze various aspects of potential business impact driven by any legislation in all of the areas we operate. While we do not foresee any material impact in the short-term, the Company will continue to monitor and manage the business accordingly.

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

Additionally, the Company believes that its business model of executing a significant portion of its services domestically (other than in California and in performing its non-merchandising services elsewhere, where the Company is using its own employees) through independent contractors provided by others is equally effective but inherently less costly than doing so with employees, both under applicable tax and employment laws and otherwise. However, the Company continues to reevaluate its business model of using third party independent contractors as field specialists in performing merchandising services outside of California in light of changing client requirements and legal and regulatory environments.

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

The market price of SGRP Common Stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2024, the sale price of SGRP Common Stock fluctuated from $0.95 to $3.12 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

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

The Corporation had in place a 2022 Stock Repurchase Program (as defined and described in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, below), which ended on May 24, 2023 and a 2024 Stock Repurchase Program, under which 1,000,000 shares were repurchased on May 3, 2024. Repurchases by the Corporation could adversely affect the market liquidity of the SGRP Common Stock.

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

Establishing and maintaining effective internal control over financial reporting and disclosures are necessary for the Company to provide reliable financial and other reporting in accordance with accounting principles generally accepted and applicable securities and other laws in the United States and all other countries in which we operate. Because of its inherent limitations, internal controls over financial and other reporting are not intended to provide absolute assurance that the Company could prevent or detect a misstatement of its financial statements or other reports or any misconduct or fraud. Any failure to maintain an effective system of internal control over financial and disclosure reporting could limit the Company's ability to report its financial results and file its other reports accurately and timely or to detect and prevent misconduct or fraud. A significant financial or disclosure reporting failure or material weakness in internal control over financial or other reporting could cause a loss of investor confidence and a decline in the market price of the SGRP Common Stock. The Company's management is responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 9A of Part II of this report, the Company identified material weaknesses in its internal controls as of December 31, 2024. This material weaknesses resulted in errors in revenue, expense, accrual accounts and prepaid accounts reconciliation at year end as well as a material error in the calculation over the sale of international components and the deconsolidation of one subsidiary.

Due to the material weaknesses in the Company's internal control over financial reporting, the Company also concluded that its disclosure controls and procedures were not effective as of December 31, 2024. Our inability to remediate the material weaknesses, our discovery of additional weaknesses, and our ability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could affect our ability to ensure timely and reliable financial reports, and weaken investor confidence in our financial reporting. The Company is actively engaged in developing a remediation plan designed to address the material weaknesses, but cannot be certain as to when its remediation plans will be fully completed. If the remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal controls are discovered or occur in the future, the consolidated financial statements may contain material misstatements and the Company could be required to restate its financial results, which could materially and adversely affect the Company's business and results of operations or financial condition, restrict its ability to access the capital markets, require the Company to expend significant resources to correct the weaknesses or deficiencies, subject it to fines, lawsuits, penalties, judgements or other legal expenses, harm its reputation, create delays or the inability to meet future SEC reporting obligations or otherwise cause a decline in investor confidence.

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

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels, are significant stockholders ("Significant Stockholders”) and Mr. Bartels is a Director of SGRP and together with certain related parties (collectively, the "Majority Stockholders") beneficially own approximately 46.6% of the SGRP Common Stock and could acquire more. That amount was calculated using their respective individual beneficial ownership, on December 31, 2024, which includes the amounts they represented in the CIC Agreement and subsequent Form 4 filings, the total outstanding ownership (23,449,701 shares) of the SGRP Common Stock on a non-diluted basis as of December 31, 2024. See Security Ownership of Certain Beneficial Owners and Management, in Part III below, Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Note 10 to the Company's Consolidated Financial Statements- Related Party Transactions, below.

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

Cybersecurity Governance

Cybersecurity holds a significant role within our risk management procedures and remains a focal point for our Board and management. Under the Board's oversight of general risk identification and management activities, the Audit Committee monitors cybersecurity risks. Committee members engage in comprehensive discussions with management regarding these risks, as well as the measures taken to safeguard the company's information systems and security, along with reviewing management's steps towards data privacy protection. Additionally, the Audit Committee receives annual cybersecurity updates from senior management, covering both existing and emerging risks, management's responses and mitigation efforts, any cybersecurity or data privacy incidents, and the status of key information security initiatives. Furthermore, our Board members regularly hold informal discussions with management about cybersecurity news events and any updates to our cybersecurity risk management and strategy programs.

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

Last year

During the last fiscal year, 2024, the Company did not encounter any material cybersecurity incidents, nor did it incur any notable expenses as a result.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally

SGRP's Certificate of Incorporation authorizes it to issue 47,000,000 shares of SGRP Common Stock ("SGRP Shares") with a par value of $0.01 per share, which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market under the symbol "SGRP." On December 31, 2024, there were 23,449,701 shares of SGRP Common Stock outstanding in the aggregate (which does not include Treasury Shares), and there were 12,199,788 shares (or approximately 52%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate on a non-diluted basis (i.e., SGRP's public float). See Item IA - Risk Factors - Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement") and our By-Laws, Security Ownership of Certain Beneficial Owners and Management, in Part III below, and Note 10 to the Company's Consolidated Financial Statements- Related Party Transactions, below.

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

All of the company's preferred stock issued under this plan have been converted into common stock as of December 31, 2024. Since there are no more shares of Series B Preferred Stock outstanding, SGRP may change or cancel the authorized Series B Preferred Stock, and to the extent it reduces such authorization without issuance, it can create other series of Preferred Stock with potentially different dividends, preferences and other terms.

Market Information

SGRP's Common Stock is traded on the Nasdaq Capital Market under the symbol "SGRP". As of December 31, 2024, there were approximately 3,498 stockholders of record.

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

Stock Repurchase Program

On May 24, 2022, the Board of Directors of SGRP (the "Board"), authorized SGRP to repurchase up to 500,000 shares of its SGRP Shares pursuant to the 2022 Stock Repurchase Program (the "2022 Stock Repurchase Program"), which repurchases were made from time to time over the one-year period that ended May 24, 2023 in the open market and through privately-negotiated transactions. Those repurchases were made subject to cash availability and general market and other conditions. Through December 31, 2024, 151,156 shares of SGRP Common Stock were repurchased under the 2022 program and became Treasury Shares.

On March 28, 2024, the Board approved SGRP's repurchase of up to 2,500,000 of SGRP's Shares of Common Stock ("SGRP Shares") under the 2024 Stock Repurchase Program (the "2024 Stock Repurchase Program"), which repurchases would be made from time to time over a one-year period in the open market and through privately-negotiated transactions, subject to cash availability and general market and other conditions. Pursuant to the 2024 Stock Repurchase Program, on May 3, 2024, SGRP's Board and its Audit Committee approved SGRP's Repurchase Agreement with William H. Bartels for SGRP's private repurchase of 1,000,000 shares of SGRP's Common Stock from William H. Bartels, dated and effective as of April 30, 2024, at a purchase price of $1.80 per share (the Nasdaq closing price on April 29, 2024). Upon their repurchase those shares became Treasury Shares.  Mr. Bartels is a Director and significant stockholder of SGRP, is one of the founders of the Company, and is an affiliate and related party of SGRP. There were no other share repurchases to date under the 2024 Stock Repurchase Program, which expired on March 28, 2025.

SGRP Common Stock Issuances

During 2024 and 2023, the Corporation issued respectively 1,208,742 and 387,306 SGRP Shares (including Treasury Shares and new shares of SGRP Common Stock) in support of its requirement to satisfy the conversion of vested and surrendered Series B Preferred Stock (see above), benefit awards and stock purchase plans, including employee Restricted Stock Units that vested and settled with stock, and the exercise of vested employee stock options. See The Company's Capital Stock Generally, in Item 5 above, and Note 11 to the Company's Consolidated Financial Statements – Share Based Compensation, below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Business

SPAR Group is a leading merchandising and brand marketing services company, providing a broad range of sales enhancing services to retailers across most classes of trade and consumer goods manufacturers and distributors around the world. The Company’s goal is to be the most creative, energizing and effective retail services company that drives sales, margins and operating efficiency for our clients.

As of December 31, 2024, the Company operated in the United States and Canada. During 2024, the company strategically exited joint ventures in Mexico, Brazil, South Africa, China, Japan and India.

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

Delayed Filing

In fiscal year 2024, the Company navigated an exceptionally complex set of transactions and operational changes. During the year, the Company divested six foreign joint ventures and acquired the remaining 49% ownership interest in another joint venture, significantly reshaping its corporate and consolidation structure. The Company also implemented a new enterprise resource planning (ERP) system, running it in parallel during the fourth quarter to transition from legacy financial systems. In addition, preparations for an anticipated acquisition of Highwire late in the year necessitated a delay in completing the year-end financial close and postponed the start of the annual audit. These events collectively created an unusually challenging financial reporting environment for 2024.

EBITDA and Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). Adjusted EBITDA is defined as net (loss) income before (i) depreciation and amortization of long-lived assets, (ii) interest expense (iii) income tax expense, (iv) restructuring expenses, (v) impairment, (vi) nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations, (vii) special items as determined by management, and (viii) review of strategic alternatives, which includes primarily legal, consulting, and investment bank fees. This metric is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with, US GAAP.

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

Our Consolidated Net Income (loss) was approximately ($2.7) million and $4.8 million for the years ended December 31, 2024, and December 31, 2023. Our Consolidated EBITDA was approximately $2.5 million and $11.4 million for the years ended December 31, 2024 and 2023  respectively. The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Consolidated Net Income (Loss)	$(2,687)	$4,776
Depreciation and amortization	1,616	2,001
Interest expense	2,222	1,919
Income tax expense	1,218	2,357
Other expense	171	346
Subtotal of Adjustments to Consolidated Net Income	5,227	6,623
Consolidated EBITDA	$2,540	$11,399
Review of Strategic Alternatives	5,221	544
(Gain)/Loss on sale of businesses	(1,348)	408
Restructuring costs	-	28
Legal costs / Settlements - non-recurring	100	289
Share-based compensation	137	297
Consolidated Adjusted EBITDA	$6,650	$12,965
Adjusted EBITDA attributable to non-controlling interest	(1,034)	(3,022)
Adjusted EBITDA attributable to SPAR Group, Inc.	5,616	9,943

Results of Operations

The following table sets forth selected financial data for the years indicated (dollars in millions):

	Year Ended December 31,
	2024	%	2023	%
Net revenues	$196.8	100%	$262.7	100%
Related Party - Cost of revenues	-	-	5.2	2.0
Cost of revenues	158.3	80.4	202.1	76.9
Selling, general and administrative expense	37.3	19.0	43.7	16.6
(Gain) / Loss on sale of business	(1.3)	(0.7)	0.4	0.2
Depreciation and amortization	1.6	0.8	2.0	0.8
Interest expense	2.2	1.1	1.9	0.7
Other expense, net	0.2	0.1	0.3	0.1
Income (loss) before income taxes	(1.5)	(0.8)	7.1	2.7
Income tax expense	1.2	0.6	2.4	0.9
Net income (loss)	(2.7)	(1.4)	4.8	1.8
Net (income) attributable to non-controlling interest	(0.5)	(0.3)	(0.9)	(0.3)
Net income (loss) attributable to SPAR Group, Inc.	$(3.2)	(1.6)%	$3.9	1.5%

Results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Net Revenues

Consolidated net revenues for the year ended December 31, 2024, were $ 196.8 million compared to $ 262.7 million for the year ended December 31, 2023, a decrease of $ 65.9 million or 25.1%. This decrease in revenue was primarily driven by the sale of all international joint ventures during various times throughout the year.

The Americas net revenues totaled $ 177.2 million and $ 203.7 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $ 26.5 million or 13.0% is the result of the sale of our Brazilian joint venture during the second quarter. The decline in revenues associated with the sale of Brazil were partially offset by 11% revenue growth in the United States and 15% revenue growth in Canada.

The Asia-Pacific net revenues totaled $ 11.3 million and $ 24.5 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $ 13.2 million or 53.9%. The decline in revenues at Asia-Pacific is due to the exit of all joint ventures in the region in 2024, compared to a full year of revenues in the prior year.

The EMEA net revenues totaled $ 8.3 million and $ 34.6 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $ 26.3 million or 76.1%. The decline in revenues is due to the exit of our South African joint venture in 2024.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 80.5% of net revenue for the year ended December 31, 2024 compared to 78.9% of net revenues for the year ended December 31, 2023. The decline in margin in 2024 was driven by significant growth in revenue from the remodel business, which is lower margin than the traditional merchandising business.

The Americas cost of revenue as a percent of net revenue was 80.2% and 79.8% for the years ended December 31, 2024 and 2023, respectively. The increase in cost of 0.4% was the result of higher costs in our owned U.S. business related to the high proportion of revenue growth in the remodel business. These higher costs were partially offset by a partial year impact of the exit of Mexico and Brazil, which are traditionally lower margin businesses than those in the U.S. and Canada.

The Asia-Pacific cost of revenue as a percent of net revenue was 80.7% and 74.7% for the years ended December 31, 2024 and 2023, respectively. Margins declined in Asia-Pacific due to lower margins in China and the full year impact of the sale of Australia, which had high margins in 2023. As of December 31, 2024, the Company has exited all business in Asia-Pacific.

The EMEA cost of revenue as a percent of net revenue was 84.6% and 76.3% for the years ended December 31, 2024 and 2023, respectively. This decrease in gross margin is due to (i) additional variable expenses in the cost of sales, (ii) government imposed wage increases (8.5%) ahead of inflation (5.3%) at a time when the economy is under pressure which forced margin reduction in contract renegotiations. The Company exited the EMEA region in the first quarter of 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately  $ 37.3 million, or  18.9% of net revenue, and approximately  $ 43.7 million, or  16.6% of net revenue for the years ended  December 31, 2024 and 2023, respectively. Selling, general and administrative expenses for the year-ended  December 31, 2024 includes expenses of approximately $5.5 million related to our consideration of strategic alternatives, costs to execute sale of joint ventures, and transaction costs associated with the proposed merger with Highwire capital. Absent these costs, which are not on-going in nature, Selling, general and administrative expenses were 16.5% of net revenue in 2024.

The Americas selling, general and administrative expenses totaled $ 33.0 million and $ 32.2 million for the years ended December 31, 2024 and 2023, respectively. Costs were essentially flat to prior year as the impact of the sale of Brazil was offset by higher costs associated with the evaluation of strategic alternatives.

The Asia-Pacific selling, general and administrative expenses totaled $ 3.1 million and $ 6.5 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $ 3.4 million, or 52.2% is primarily attributable to the exit of international joint ventures by the end of the third quarter of 2024.

The EMEA selling, general and administrative expenses totaled $ 1.1 million and $ 5.0 million for the years ended December 31, 2024 and 2023, respectively. EMEA was exited in second quarter of 2024.

Depreciation and Amortization

Depreciation and amortization expense was approximately $ 1.6 million and $ 2.0 million for the years ended December 31, 2024 and 2023, respectively.

Interest Expense

The Company's interest expense was $ 2.2 million and $ 1.9 million for the years ended December 31, 2024 and 2023, respectively.

The America interest expense was $ 2.1 million and $ 1.4 million for the years ended December 31, 2024 and 2023, respectively. The increase was due to higher debt balances resulting from, among other factors, the legal obligation to have balance sheet cash of no less than $14.2 million at the closing date of the Highwire merger.

Other Expense, Net

Other expense, net was $ 0.2 and $ 0.3 million for the years ended December 31, 2024 and 2023, respectively.

Income Tax Expense

The Company had income tax expense of $ 1.2 million, with an effective tax rate of -82.9%, and $ 2.4 million, with an effective rate of 33.0%, for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, our effective income tax rate of -82.9% varied from the U.S. federal statutory rate of 21% primarily as a result of foreign rate differential, the sale of foreign entities primarily as a result of the sale of the Brazilian JV qualifying as a gain in Brazil and subject to foreign withholding tax but being characterized as a loss under US GAAP, and permanent differences.

Net income attributable to non-controlling interest

Net income attributable to noncontrolling interest was $ 0.5 million and $ 0.9 million for the years ended December 31, 2024 and 2023, respectively.

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

Based on management’s assessment, the Company established an allowance for credit losses of $0.4  million and $1.5  million at December 31, 2024 and 2023, respectively. Credit loss expense was $0.1  million and $0.3  million for the years ended December 31, 2024 and 2023, respectively.

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

The Company capitalized approximately $1.0 million and $1.0 million of costs related to software developed for internal use for the years ended December 31,  2024 and 2023, respectively, and recognized approximately $1.4 million and $1.3 million of amortization of capitalized software for the years ended December 31, 2024 and 2023

Recent Accounting Pronouncements

See the sections titled "Summary of Significant Accounting Policies— Recently Adopted Accounting Pronouncements” and "—Recently issued accounting pronouncements not yet adopted” in Note 2 to the Company's Consolidated Financial Statements, Summary of Significant Accounting Policies, included elsewhere in this Annual Report on Form 10‑K.

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

The Company is a party to various domestic and international credit facilities. These various domestic and international credit facilities require compliance with their respective financial covenants. For the year ended December 31, 2024, the Company was in compliance with all financial covenants under these arrangements. See Note 4 to the Company's Consolidated Financial Statements, Debt, included elsewhere in this Annual Report on Form 10-K.

Cash Flows for the Years Ended December 31, 2024 and 2023

Net cash used in operating activities was $ (0.7) million for the year ended December 31, 2024 and net cash provided by operating activities was $ 6.8 million for the year ended December 31, 2023. The year-over-year decrease in net cash provided by operating activities was primarily due to the sale of Brazil & South Africa, which both generated strong operating cash flows in 2023. This impact was partially offset by improved working capital management in the US.

Net cash provided by investing activities for the year ended December 31, 2024 was $ 9.9 million, compared to cash used in investing activities of $ (2.3) million for the year ended December 31, 2023. The net cash provided by investing activities was primarily attributable to the sale of international joint ventures, net of transaction costs.

Net cash used in financing activities for the year ended December 31, 2024 was approximately $ (1.7) million compared to $ (3.0) million used in financing activities in 2023. The year-over-year decrease in cash from financing activities was driven by payment of notes to the sellers of Resource Plus, the purchase of treasury stock, and distributions to non-controlling investors.

For the year ended December 31, 2024, the Company experienced a net increase in cash and cash equivalents amounting to approximately $ 7.5 million, net of the impact of foreign exchange rate fluctuations of $(0.1) . The overall increase in cash was driven by proceeds from the sale of international joint ventures as well as improved working capital management.

Brazil Joint Venture Sale and Non-GAAP EPS Impact

Economic Substance of the Transaction

In June 2024, SPAR Group completed the sale of its 51% ownership stake in its Brazilian joint venture. The total consideration was $10.7 million, consisting of $9.7 million in cash received by SPAR and $1.0 million withheld for Brazilian tax purposes. SPAR’s carrying value for its investment in the Brazilian joint venture was roughly $4.8 million before the sale. Based on these figures, the transaction generated an economic pre-tax gain of approximately $5.9 million (i.e. the excess of the $10.7 million proceeds over the $4.8 million carrying value).

To facilitate this purchase, the buyer largely financed the payment at the joint venture level, rather than using entirely new funds. The funding was achieved through two components:

●	a new $7.5 million loan incurred by the Brazilian joint venture in March 2024, and
●	$3.5 million paid by the minority (49%) joint venture partner.

As a result, the joint venture obtained the necessary $10.7 million to complete the acquisition of SPAR’s shares. SPAR received the $9.7 million in cash proceeds (net of Brazilian withholding tax) before deconsolidating the Brazilian entity from its financial statements.

U.S. GAAP Accounting Treatment and Impact

Under U.S. GAAP, the accounting result of this sale differed from the economics described above. When SPAR deconsolidated its Brazilian joint venture upon sale, it removed all the joint venture’s assets and liabilities from the consolidated balance sheet. As a consequence of the mechanics of the joint venture financing, namely the payment originating from the joint venture qualifying as a capital distribution (instead of consideration for sale) SPAR was required to reclassify approximately $7.5 million into the income statement as part of the gain/loss calculation. This non-cash reclassification effectively reduced the gain on the sale by $7.5 million. Consequently, instead of recording the $5.9 million gain that the transaction economically produced, SPAR’s financial statements reflect a $1.6 million loss on the sale of the Brazilian joint venture under GAAP. In other words, the $5.9 million economic gain was offset by this $7.5 million accounting adjustment, yielding a net loss in the reported results. It is important to note that this $1.6 million loss is purely a technical accounting/consolidation outcome and not reflective of the underlying economics of the transaction. The loss resulted from the required equity reclassification entry, rather than any actual operational or cash loss on the sale. Had the economic substance been reflected in our accounting (i.e. had we been able to record the approximately $5.9 million true gain on the sale instead of a loss), our pre-tax income for 2024 would have been higher by about $7.5 million. After applying taxes, this difference would have significantly increased our net income and earnings per share.

For perspective, earnings per share (EPS) would have been materially higher if the $5.9 million gain were included - on such a basis, EPS for 2024 would have been $0.19 per share compared to the reported GAAP result of ($0.13).

This adjusted EPS measure adds back the after-tax impact of the reduction of the economic gain on the sale by $7.5 million (approximately $0.32 per share) to our GAAP EPS. This adjustment would have turned our reported net loss for the year into a net profit, underscoring the positive economic impact of the Brazil joint venture sale.

In summary, while our official results are reported in accordance with U.S. GAAP (and thus include the $1.6 million accounting loss on the Brazil sale), we believe it is helpful to provide investors with the economic context of this transaction. Excluding the technical accounting adjustment, the sale of our Brazilian joint venture was a highly accretive disposition that added substantial economic value. The adjusted gain and related EPS impact discussed above are supplemental, non-GAAP figures provided to illustrate the true economic outcome. Management emphasizes that the GAAP financial statements remain the authoritative source of our results, but the additional context is intended to clarify that the GAAP loss on the sale was driven by accounting requirements rather than an economic loss.

	Year Ended December 31,
(in thousands)	2024	2023
GAAP Net (Loss) Income attributable to SPAR Group, Inc.	$(3,150)	$3,902
GAAP Earnings (Loss) per share (basic)	(0.13)	0.17
Adjustment to reflect what management believes is true economic gain on Brazil joint venture sale	7,556	-
EPS impact of adjustment (basic)	0.32	-
Non-GAAP Net Income	4,406	-
Non-GAAP basic Earnings per share	0.19	-

Restatement of Quarterly Financial Data

The Company has restated its previously issued unaudited interim financial statements for the three and six months ended June 30, 2024 and the three and nine months ended September 30, 2024 (the “Non-Reliance Periods”). Detailed restatements of the Company's condensed consolidated quarterly financial statements are provided in Note 16 – Restatement (Unaudited) in the accompanying notes to the consolidated financial statements.

The following unaudited quarterly statements of operations data for the quarter ended June 30, 2024 and for the quarter ended September 30, 2024 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K.

	June 30, 2024	September 30, 2024
	As Restated	As Restated

Net revenues	$57,290	$37,788
Related party - cost of revenues	-	-
Cost of revenues	46,297	29,346
Gross profit	10,993	8,442
Selling, general and administrative expense	9,541	8,558
Loss on sale of business	2,599	960
Depreciation and amortization	478	454
Operating (loss)	(1,625)	(1,530)
Interest expense	567	582
Other (income) loss, net	(296)	472
(Loss) before income tax expense	(1,896)	(2,584)

Income tax expense (benefit)	1,547	(2,314)
Net (loss)	(3,443)	(270)
Net (income) loss attributable to non-controlling interest	(448)	88
Net (loss) attributable to SPAR Group, Inc.	$(3,891)	$(182)
Basic (loss) per common share attributable to SPAR Group, Inc.	$(0.16)	$(0.01)
Diluted (loss) per common share attributable to SPAR Group, Inc.	$(0.16)	$(0.01)
Weighted-average common shares outstanding – basic	23,786	23,435
Weighted-average common shares outstanding – diluted	24,010	23,435

Net (loss)	$(3,443)	$(270)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,372	(72)
Comprehensive (loss)	(2,071)	(342)
Comprehensive (income) loss attributable to non-controlling interest	(393)	45
Comprehensive (loss) attributable to SPAR Group, Inc.	$(2,464)	$(297)

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

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2024, we identified two material weaknesses in internal control over financial reporting, as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness in Internal Control Over Financial Reporting

Management did not maintain effective controls related to the financial statement close process to ensure the completeness and accuracy of certain amounts and disclosures, specifically related to the preparation and review of balance sheet account reconciliations. This material weakness resulted in errors in revenue, expense, accrual accounts and prepaid accounts at year end.

Management did not design and implement effective controls used in the financial close process over non-recurring transactions, including accounting for the deconsolidation and sale of the international components. This material weakness resulted in errors around the calculation over the sale of international components and the deconsolidation of one subsidiary.

Remediation Efforts

The Company has begun the process of, and is focused on, designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate the material weakness identified above. The Company's internal control remediation efforts include the following:

1. Implemented a modern and more efficient ERP system which went live January 1, 2025 with a parallel run in Q4 2024, and which includes modern and inherent controls and reduces the need for manual adjustments and likelihood of errors;

2. Hiring of an Assistant Controller as of January 1, 2025, who is an experienced CPA, and will provide necessary support to the existing Controller and ensure proper reconciliations are performed in a timely manner;

3. Consolidation of the finance and accounting team in one office (versus different offices and home offices), in a transition that started January 1, 2025, centralizing processes and ensuring more consistent application of controls across the Company

4. Simplified the organizational structure by divesting six foreign joint venture operations, thereby reducing the complexity of the Company’s financial reporting and oversight processes.

Management expects that the actions described above and resulting improvements in controls will strengthen its internal control over financial reporting and will address the identified material weaknesses.

Changes in Internal Controls Over Financial Reporting

Other than the material weaknesses described above, there were no changes in the Company's internal controls over financial reporting that occurred during the Company's quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

a. During the fourth quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

"Reference is made below to SGRP’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which SGRP plans to file pursuant to Regulation 14A on or about May 23, 2025, with the meeting scheduled to be held on or before June 12, 2025. For clarity (and without limitation), information appearing in the sections of such Proxy Statement entitled "PROPOSAL 3 – ADVISORY VOTE ON EXECUTIVE COMPENSATION”, "PROPOSAL 4 – ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION”, and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS” shall not be deemed to be incorporated by reference in this Annual Report.

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

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth under the caption "PROPOSAL 2 – RATIFICATION, ON AN ADVISORY BASIS, OF THE APPOINTMENT OF BDO USA, P.C. AS THE COMPANY’S PRINCIPAL INDEPENDENT ACCOUNTANTS” in the 2024 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated August 30, 2024, by and among Highwire Capital, LLC, Highwire Merger Co. I, Inc. and SPAR Group, Inc. (incorporated by reference to Exhibit 2.1 to SGRP’s Current Report on Form 8-K, as filed with the SEC on September 3, 2024).

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

3.11

SGRP 2024 Stock Repurchase Program as approved by SGRP's Audit Committee and adopted by its Board of Directors on March 28, 2024 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on April 3, 2024).

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

10.6

Phantom Stock Unit Grant and Agreement entered into and effective as of April 3, 2023, between SGRP and Kori G. Belzer (incorporated by reference to Exhibit 10.6 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

10.7

Phantom Stock Unit Grant and Agreement entered into and effective as of March 24, 2022, between SGRP and Kori G. Belzer (incorporated by reference to Exhibit 10.7 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

10.8

Phantom Stock Unit Grant and Agreement entered into and effective as of April 3, 2023, between SGRP and Antonio Calisto Pato (incorporated by reference to Exhibit 10.8 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

10.9

Phantom Stock Unit Grant and Agreement entered into and effective as of April 3, 2023, between SGRP and William Linnane (incorporated by reference to Exhibit 10.9 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

10.10

Phantom Stock Unit Grant and Agreement entered into and effective as of March 24, 2022, between SGRP and William Linnane (incorporated by reference to Exhibit 10.10 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

10.11

Phantom Stock Unit Grant and Agreement entered into and effective as of April 3, 2023, between SGRP and Ron Lutz (incorporated by reference to Exhibit 10.11 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

10.12

Phantom Stock Unit Grant and Agreement entered into and effective as of March 24, 2022, between SGRP and Ron Lutz (incorporated by reference to Exhibit 10.12 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

10.13

Phantom Stock Unit Grant and Agreement entered into and effective as of April 3, 2023, between SGRP and Mike Matacunas (incorporated by reference to Exhibit 10.13 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

10.14

Inducement RSU Contract between SPAR Group, Inc. and Antonio Calisto Pato dated March 10, 2023 (incorporated by reference to Exhibit 10.14 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

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

10.17

Inducement Nonqualified Stock Option Contract, between SGRP and Mike Matacunas, dated February 22, 2021 (incorporated by reference to Exhibit 4.5 to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-80429) as filed with the SEC on April 2, 2021).

10.18

Inducement RSU Contract, between SGRP and Mike Matacunas, dated February 22, 2021 (incorporated by reference to Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022).

10.19

Inducement Nonqualified Stock Option Contract, between SGRP and Fay DeVriese, dated August 31, 2020 (incorporated by reference to Exhibit 4.4 to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-80429) as filed with the SEC on April 2, 2021).

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

10.25

Change of Control Severance Agreement between SGRP and Antonio Calisto Pato dated as of February 28, 2023 (incorporated by reference to Exhibit 10.25 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

10.26

Corrective Global Amendment to Change of Control Severance Agreements between SGRP, Fay DeVriese, William Linnane and Ron Lutz made and entered into and effective as of August 10, 2022 (incorporated by reference to Exhibit 10.26 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

10.27

Amended and Restated Change of Control Severance Agreement (the "CICSA”) between SGRP and Fay DeVriese made and entered into effective as of August 13, 2021 (incorporated by reference to Exhibit 10.1 to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on November 15, 2021).

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

10.30

Change of Control Severance Agreement by and among SGRP, SPAR Marketing Force, Inc. and Mike Matacunas dated as of January 26, 2021 (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on February 16, 2021).

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

10.47

Guaranty of the Resource Paulk Note by SGRP, in favor of Joseph L. Paulk dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

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

10.57

Third Modification Agreement dated as of December 16, 2021, and effective as of December 1, 2021 (the "Third Modification Agreement"), among North Mill Capital, LLC ("NM"), d/b/a SLR Business Credit, SPAR Group, Inc. ("SGRP") and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each a "NM Loan Party" and collectively, the "NM Loan Parties") (incorporated by reference to Exhibit 10.57 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

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

10.59

Fifth Modification Agreement entered into as of August 9, 2022 (the "Fifth Modification Agreement"), among North Mill Capital, LLC ("NM"), d/b/a SLR Business Credit, SPAR Group, Inc. ("SGRP") and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc. ("SMF"), and SPAR Canada Company ("SCC"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors", and together with SMF and SCC, each a "NM Loan Party" and collectively, the "NM Loan Parties") (incorporated by reference to Exhibit 10.59 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

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

10.67

Text of Letter to SGRP, from the Nasdaq Stock Market, Inc. ("Nasdaq"), dated June 15, 2021, stating that SGRP no longer com3208plies with Nasdaq's majority independent director and audit committee requirements as set forth in Nasdaq Listing Rule 5605 (incorporated by reference to Exhibit 17.1 to SGRP’s Current Report on Form 8-K, as filed with the SEC on June 22, 2021).

10.68	Text of Letter to SGRP, from the Nasdaq Stock Market, Inc. ("Nasdaq"), dated March 11, 2025 (incorporated by reference to Exhibit 99.1 to SGRP’s Current Report on Form 8-K, as filed with the SEC on March 17, 2025).

10.69	Seventh Modification Agreement entered into as of March 28 2024, by and among North Mill Capital LLC, d/b/a SLR Business Credit, SPAR MARKETING FORCE, INC., and SPAR CANADA COMPANY (as filed herewith).

10.70	Fifth Amended and Restated Revolving Credit Master Promissory Note, dated as of October 10, 2024 (as filed herewith)

14.1

SPAR Group Code of Ethical Conduct for its Directors, Executives, Officers, Employees, Consultants and other Representatives Amended and Restated (as of) March 15, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

19.1

Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information, as adopted, restated, effective and dated as of May 1, 2004, and as further amended through March 10, 2011 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 15, 2011).

21.1	List of Subsidiaries (as filed herewith).

23.1	Consent of BDO USA, P.C. (as filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

97	Spar Group, Inc. Compensation Recovery Policy

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Dated as of: May 16, 2025

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

SIGNATURE	TITLE

/s/ Michael R. Matacunas	President, Chief Executive Officer and Director,
Michael R. Matacunas	(Principal Executive Officer)
Dated as of: May 16, 2025

/s/ James R. Gillis	Director
James R. Gillis
Dated as of: May 16, 2025

/s/ John Bode	Director
John Bode
Dated as of: May 16, 2025

/s/ Linda Houston	Director
Linda Houston
Dated as of: May 16, 2025

/s/ William H. Bartels	Director
William H. Bartels
Dated as of: May 16, 2025

/s/ James R. Brown, Sr	Director
James R. Brown, Sr
Dated as of: May 16, 2025

/s/ Panagiotis Lazaretos	Director
Panagiotis Lazaretos
Dated as of: May 16, 2025

/s/ Antonio Calisto Pato	Chief Financial Officer,
Antonio Calisto Pato	Treasurer and Secretary (Principal Financial and Accounting Officer)
Dated as of: May 16, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

SPAR Group, Inc.

Auburn Hills, MI

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition

As indicated in Note 2 to the consolidated financial statements, the Company generates revenues by providing merchandising services to its customers, generally on a daily, weekly, or monthly basis. The Company recognizes revenues as the services are performed based on the contractually specified rate-per-driver metric(s) (i.e., rate per hour, rate per store visit or rate per unit stocked). For the year ended December 31, 2024, the Company’s net revenues were $196.8 million.

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

●	Testing the cut off of revenue recognized for a sample of revenue transactions prior to and subsequent to December 31, 2024.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2013.

Troy, Michigan

May 16, 2025

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Net revenues	$196,814	$262,747
Related Party - Cost of revenues	-	5,197
Cost of revenues	158,357	202,070
Gross profit	38,457	55,480
Selling, general and administrative expense	37,265	43,673
(Gain) / Loss on sale of business	(1,348)	408
Depreciation and amortization	1,616	2,001
Operating income	924	9,398
Interest expense	2,222	1,919
Other expenses, net	171	346
Income (loss) before income tax expense	(1,469)	7,133

Income tax expense	1,218	2,357
Net income (loss)	(2,687)	4,776
Net (income) attributable to non-controlling interest	(463)	(874)
Net income (loss) attributable to SPAR Group, Inc.	$(3,150)	$3,902
Basic earnings (loss) per common share attributable to SPAR Group, Inc.	$(0.13)	$0.17
Diluted earnings (loss) per common share attributable to SPAR Group, Inc.	$(0.13)	$0.16
Weighted average common shares – basic	23,555	23,333
Weighted average common shares – diluted	23,729	24,455

Net income (loss)	$(2,687)	$4,776
Other comprehensive income (loss):

Foreign currency translation adjustments	(1,553)	1,283
Comprehensive income (loss)	(4,240)	6,059
Comprehensive (income) attributable to non-controlling interest	(172)	(317)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$(4,412)	$5,742

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$18,221	$10,719
Accounts receivable, net	24,766	59,776
Prepaid expenses and other current assets	3,009	5,614
Total current assets	45,996	76,109

Property and equipment, net	2,015	2,871
Operating lease right-of-use assets	630	2,323
Goodwill	856	1,382
Intangible assets, net	841	1,180
Deferred income taxes	4,259	4,687
Other assets	1,834	1,729
Total assets	$56,431	$90,281

Liabilities and equity
Current liabilities:
Accounts payable	$8,767	$9,488
Accrued expenses and other current liabilities	3,533	15,274
Due to affiliates	-	3,205
Customer incentives and deposits	892	1,905
Lines of credit and short-term loans	16,082	17,530
Current portion of long-term debt	500	-
Current operating lease liabilities	276	1,163
Total current liabilities	30,050	48,565
Operating lease liabilities, less current portion	353	1,160
Long-term debt	1,722	310
Total liabilities	32,125	50,035

Commitments and contingencies – See Note 6

Equity:
SPAR Group, Inc. equity
Preferred stock, Series - B. $.01 par value:
Authorized and available shares– 2,000,000 Issued and outstanding shares– 0 at December 31, 2024 and 650,000 at December 31, 2023	–	7
Common stock, $.01 par value:
Authorized shares – 47,000,000 Issued and outstanding shares – 23,449,701 at December 31, 2024 and 23,240,959 at December 31, 2023	234	232
Treasury stock, at cost 1,205,485 shares at December 31, 2024 and 205,485 Shares at December 31, 2023	(2,075)	(285)
Additional paid-in capital	19,886	21,004
Accumulated other comprehensive (loss)	(1,198)	(3,341)
Retained earnings	7,459	10,609
Total SPAR Group, Inc. equity	24,306	28,226
Non-controlling interest	-	12,020
Total equity	24,306	40,246
Total liabilities and equity	$56,431	$90,281

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Interest	Equity

Balance at January 1, 2023	22,961	$229	855.00	$9	205	$(285)	$20,708	$(4,941)	$6,707	$15,634	$38,061

Share-based compensation	–	–	–	–	–	–	297	–	–	–	297
Conversion of Series B convertible preferred stock	307	3	(205)	(2)	–	–	(1)	–	–	–	–
Retirement of Shares	(27)	–	–	–	–	–	–	–	–	–	–
Payments to Acquire NCI	–	–	–	–	–	–	–	–	–	(460)	(460)
Sale of Joint Ventures	–	–	–	–	–	–	–	–	–	(694)	(694)
Distribution to non-controlling investors	–	–	–	–	–	–	–	–	–	(3,017)	(3,017)
Other comprehensive income (loss), net of tax	–	–	–	–	–	–	–	1,600	–	(317)	1,283
Net income	–	–	–	–	–	–	–	–	3,902	874	4,776
Balance at December 31, 2023	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246

Share-based compensation	–	–	–	–	–	–	137	–	–	–	137
Conversion of Series B convertible preferred stock	975	10	(650)	(7)	–	–	(1)	–	–	–	2
Exercise of stock options	233	2	–	–	–	–	(398)	–	–	–	(396)
Purchase of treasury shares	(1,000)	(10)	–	–	1,000	(1,790)	–	–	–	–	(1,800)
Sale of Joint Ventures	–	–	–	–	–	–	–	3,524	–	(10,616)	(7,092)
Purchase of non-controlling interest	–	–	–	–	–	–	(856)	–	–	(1,695)	(2,551)
Other comprehensive income (loss), net of tax	–	–	–	–	–	–	–	(1,381)	–	(172)	(1,553)
Net income (loss)	–	–	–	–	–	–	–	–	(3,150)	463	(2,687)
Balance at December 31, 2024	23,449	$234	$-	$-	1,205	$(2,075)	$19,886	$(1,198)	7,459	$-	$24,306

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(2,687)	$4,776
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,616	2,001
Amortization of operating lease assets	545	875
Provision for expected credit losses	128	88
Deferred income tax expense/(benefit)	(1,500)	921
Share based compensation	137	297
(Gain) Loss on disposal of business	(1,348)	408
Changes in operating assets and liabilities, net of business disposals:
Accounts receivable	(5,656)	3,232
Prepaid expenses and other assets	(2,375)	2,082
Accounts payable	6,958	(2,960)
Operating lease liabilities	(541)	(875)
Accrued expenses, other current liabilities and customer incentives and deposits	4,058	(4,024)
Net cash (used in) provided by operating activities	(665)	6,821
Cash flows from investing activities:
Proceeds from sale of joint ventures, net of cash transferred	11,020	(1,027)
Purchases of property and equipment and internal use software	(1,139)	(1,242)
Net cash provided by (used in) investing activities	9,881	(2,269)
Cash flows from financing activities:
Borrowings under lines of credit	132,133	103,742
Repayments under lines of credit	(128,347)	(104,845)
Payment of notes to seller	(1,843)	–
Repurchase of common stock	(1,800)	–
Distribution to non-controlling investors	(1,315)	(1,673)
Payments to acquire noncontrolling interests	(500)	(473)
Proceeds from long-term debt	15	930
Payments on term debt	-	(701)
Net cash (used in) financing activities	(1,657)	(3,020)

Effect of foreign exchange rate changes on cash	(58)	(158)
Net increase in cash and cash equivalents	7,502	1,374
Cash and cash equivalents at beginning of year	10,719	9,345
Cash and cash equivalents at end of year	$18,221	$10,719

Supplemental disclosure of cash flows information
Interest paid	$2,059	$2,331
Income taxes paid	$277	$1,585
Promissory notes issued to Resource Plus non-controlling interest	$2,500	$-

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

All these entities have been disposed of by December 31, 2024.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. There are no  cash equivalents at December 31, 2024 or 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances with high quality financial institutions and periodically evaluates the creditworthiness of such institutions. At times, the Company’s cash and cash equivalents balances with individual banking institutions are in excess of insured limits. The Company does not believe it is exposed to significant credit risk and the Company has not experienced any losses related to its cash and cash equivalents balances. No customer accounted for more than 10% of the Company’s net revenue for the years ended December 31, 2024 and December 31, 2023. No customer accounted for more than 10% of the Company’s accounts receivable, net as of December 31, 2024 and December 31, 2023.

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

Noncontrolling Interest

The Company recognizes noncontrolling interest related to VIEs, in which the Company is the primary beneficiary, as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income or loss attributable to noncontrolling interests is included in consolidated net income on the face of the consolidated statements of operations and comprehensive loss. Changes in the parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss. Because these transactions take place between entities under common control, any gains or losses attributable to these transactions are required to be included within additional paid-in-capital on the consolidated balance sheets. During 2024 the company deconsolidated its entire controlling interest in all its VIEs. As of December 31, 2024, the company has no continuing involvement in these entities.

Advertising and Promotional Expenses

Advertising and promotional expenses are included in selling, general and administrative expenses within the consolidated statements of operations and comprehensive loss and are expensed when incurred. Advertising and promotional expenses were $41,352 and $9,466 during the years ended December 31, 2024 and 2023, respectively.

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

The fair value of the long-term portion of the Resource Plus Seller Notes is determined using a discounted cash flow methodology. Under this approach, the expected future cash flows of the notes are discounted to their present value using a discount rate derived from observable market data, such as current interest rates or yield curves for similar instruments. This valuation technique utilizes inputs classified as Level 2 under the ASC 820 fair value hierarchy. Accordingly, the carrying amount of the long-term portion of the Resource Plus Seller Notes approximates its fair value, as it represents the present value of the notes’ future cash flows.

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

Recently Adopted Accounting Pronouncements

In   November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require Companies to report additional segment information, including certain significant segment expenses, and permit the disclosure of additional measures of a segment’s profit or loss. The guidance was effective for the Company’s fiscal year beginning   January 1, 2024 and for interim periods thereafter. The Company adopted ASU No. 2023-07 on   January 1, 2024 and the impact was not material.

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

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company does not believe adoption will have a material effect on its consolidated financial statements and related disclosures.

3. Supplemental Balance Sheet Information

	December 31,
Accounts receivable, net, consists of the following:	2024	2023
(in thousands)
Trade	$12,059	$51,567
Unbilled	9,284	6,537
Non-trade	3,834	3,133
Gross accounts receivable	25,177	61,237
Less allowance for credit losses	(411)	(1,461)
Accounts Receivable, net	$24,766	$59,776

	December 31,
Activity in allowance for credit losses	2024	2023
(in thousands)
Beginning balance in allowance for credit losses	$1,461	$1,654
Current provision for expected credit losses	128	261
Allowances associated with businesses sold	(12)	(281)
Write-offs charged against the allowance	(1,166)	(126)
Recoveries of amounts previously written off	-	(47)
Ending balance in allowance for credit losses	$411	$1,461

	December 31,
Property and equipment consist of the following:	2024	2023
(in thousands)
Equipment	$4,060	$5,062
Furniture and fixtures	591	2,330
Leasehold improvements	384	366
Capitalized internal use software costs	18,967	18,336
	24,002	26,094
Less accumulated depreciation and amortization	(21,987)	(23,223)
Property and equipment, net	$2,015	$2,871

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information (continued)

Depreciation expense (including amortization of internal use software and intangible assets as described below) was $ 1.6 million and $ 2.0 million for the years ended  December 31, 2024 and 2023, respectively. The Company capitalized $1.0 million and $1.0 million of costs related to internal use software in the years ended December 31, 2024 and 2023. The Company recognized approximately $1.3 million and $1.1 million of amortization expense related to internal use software for the years ended December 31, 2024 and 2023, respectively.

	Americas	Asia-Pacific	EMEA	Total
Goodwill
(in thousands)
Balance at January 1, 2023
Aggregate goodwill acquired	$1,270	-	438	1,708
Change in goodwill due to impact of foreign currency	7	-	-	7
Sale of business	(333)	-	-	(333)
Balance at December 31, 2023	944	-	438	1,382
Change in goodwill due to impact of foreign currency	(6)	-	-	(6)
Sale of business	(82)	–	(438)	(520)
Balance at December 31, 2024	$856	$-	$-	$856

Intangible Assets

	December 31,
Intangible assets consist of the following:	2024	2023
(in thousands)
Customer contracts and lists	$-	$3,011
Trade names	900	900
Patents	870	870
Gross intangible assets	1,770	4,781
Less accumulated amortization	(929)	(3,601)
Intangible assets, net	$841	$1,180

The decline in gross intangible assets of $3 million is due to the sale of the remaining international Joint Ventures.

The Company is amortizing its intangible assets over lives ranging from 5 to 25 years. Amortization expense for the years ended  December 31, 2024 and 2023 was approximately $0.2 million and $0.4 million, respectively.

The annual amortization for each of the following years succeeding  December 31, 2024 is summarized as follows (in thousands):

(in thousands)
Year	Amount
2025	$133
2026	133
2027	36
2028	36
2029	36
Thereafter	467
Total	$841

	December 31,
Accrued expenses and other current liabilities:	2024	2023
(in thousands)
Taxes payable	$137	$1,598
Accrued salaries and wages	1,644	9,206
Accrued accounting and legal expenses	-	1,018
Accrued third party labor	131	1,477
Other	1,621	1,975
Accrued expenses and other current liabilities	$3,533	$15,274

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

As of December 31, 2024, the aggregate interest rate was 9.40% per annum and the aggregate outstanding loan balance was approximately $16.1 million, which is included within lines of credit and short-term loans in the consolidated balance sheets. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility was approximately $14.8 million; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility was approximately $1.3 million.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each the NM Borrowers (i.e., SMF and SCC) and imposes limits on all of the NM Loan Parties (including SGRP) on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, increases in executive, officer or director compensation, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of December 31, 2024. The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties, however, the obligations are not secured by any equity in, financial asset respecting or asset of any Excluded Subsidiary meaning each of the following direct or indirect subsidiaries of SGRP: (i) Resource Plus of North Florida, Inc. (“Resource Plus”), Mobex of North Florida, Inc., and Leasex, LLC, and their respective subsidiaries; (ii) NMS Retail Services ULC, which is an inactive Nova Scotia ULC; (iii) SPAR Group International, Inc.; (iv) SPAR FM Japan, Inc.; (v) SPAR International, Ltd.; (vi) each other subsidiary formed outside of the United States or Canada; and (vii) any other entity in which any such subsidiary is a partner, joint venture or other equity investor.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Debt (continued)

Resource Plus – Seller Notes

On   April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a five-year period. $0.25 million was paid within the five business days of closing, and the remaining $2.75 million will be paid pursuant to a Secured Promissory Note. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for three years post-closing and specific mutual releases were provided. The purchase was closed and completed on  May 1, 2024. As of  December 31, 2024, $0.5 million has been paid and the remaining $2.2 million Promissory Note (net of discount) is outstanding and is reported on the balance sheet in current portion of long-term debt and long-term debt.

International Credit Facilities

In December 2020, SPAR (Shanghai) Marketing Management Company Ltd. ("SPAR China") secured a loan with Industrial Bank for 2.0 million Chinese Yuan. The loan was renewed in December 22 2023, with an expiration date in December 2024.  In December 2021, SPAR China secured a loan with Industrial and Commercial Bank of China for 2.0 million Chinese Yuan. The loan was paid in July 2023 and a new loan was secured in November 2023 for 2.0 million Chinese Yuan with expiration date of November 2024. The company's controlling interest in the China JV was sold in the second quarter of 2024.  This debt was deconsolidated at that time and remained with Chinese company.  The Company no longer has any interest in SPAR China.

In March 2022, SGRP Meridian (Pty), Ltd. secured loans with Investec Bank Ltd, for 105 million South African Rand which expires July 2025. This loan is secured by the company's available cash and Accounts Receivable and is being repaid in monthly installments commensurate with an amortization schedule. The interest rate of 11.75% is calculated based on the South African Prime rate. As part of the agreement, SGRP Meridian is subject to covenant restrictions that mandate minimum levels of Debt to EBITDA, Asset and Accounts Receivable balances, and coverage ratios.  The Company's controlling interest in the South Africa JV was sold in the first quarter of 2024.  This debt was deconsolidated at that time and remained with South African company.  The Company no longer has any interest in SGRP Meridian (Pty), Ltd.

Summary of the Company’s lines of credit and short-term loans (in thousands):

	Interest Rate as of	Balance as of	Interest Rate as of	Balance as of
	December 31, 2024	December 31, 2024	December 31, 2023	December 31, 2023
USA - North Mill Capital	9.40%	$16,082	10.40%	$12,475
USA - Resource Plus Sellers	4.30%	500	1.85%	1,120
South Africa - Investec Bank Ltd.	N/A	–	11.75%	3,369
China- Industrial Bank	N/A	–	3.56%	283
China- Industrial and Commercial Bank of China	N/A	–	4.00%	283
Total		$16,582		$17,530

The effective interest rate on these instruments is not materially different from the stated rate.

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	December 31, 2024	December 31, 2023
Unused Availability:
United States	$13,310	$6,525
South Africa	N/A	2,064
Total Unused Availability	$13,310	$8,589

Summary of the Company's Long-term debt (dollars in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	December 31, 2024	December 31, 2024	December 31, 2023	December 31, 2023
USA - Resource Plus Seller Notes	4.30%	$1,722	N/A	$-
South Africa - Investec Bank Ltd.	N/A	-	11.75%	310
		$1,722		$310

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes

Beginning in 2018, the Tax Cuts and Jobs Act (the "Act”) included two (2) new U.S. corporate tax provisions, the global intangible low-taxed income regime ("GILTI”) and the base-erosion and anti-abuse tax ("BEAT”). The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. The Company has elected to treat GILTI as a period cost. The Company evaluated the GILTI provision resulting in a financial statement impact of approximately $0.28 million and $0 for the year ended December 31, 2024 and December 31, 2023 respectively. The Company is below the three-year average gross receipts threshold for BEAT to apply.

Income (loss) before income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$1,234	$(2,134)
Foreign	(2,703)	9,267
Total:	$(1,469)	$7,133

The income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$21	$(54)
Foreign	2,475	2,311
State	222	150

Deferred:
Federal	(1,196)	(145)
Foreign	(114)	91
State	(190)	4
Net expense	$1,218	$2,357

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (dollars in thousands):

	Year Ended December 31,
	2024	Rate	2023	Rate
Provision for income taxes at federal statutory rate	$(309)	21.0%	$1,498	21.0%
State income taxes, net of federal benefit	32	(2.2)%	123	1.7%
Permanent differences	(45)	3.1%	282	4.0%
Section 162(m) adjustment	245	(16.7)%	55	0.8%
Return to provision adjustment	(10)	0.7%	(339)	(4.8)%
Foreign tax rate differential	(157)	10.7%	877	12.3%
GILTI tax	284	(19.3)%	-	-
Sale of membership interest	-	0.0%	149	2.1%
Sale of foreign entities	102	(6.9)%	-	-
Transaction costs	118	(8.0)%	-	-
Withholding tax	1,046	(71.2)%	-	-
Subpart F Income	213	(14.5)%	-	-
Foreign tax credit	(556)	37.8%	-	-
Foreign disregarded income	292	(19.9)%
Change in valuation allowance	(2)	0.1%	(268)	(3.8)%
Other	(35)	2.4%	(20)	(0.3)%
Net expense	$1,218	-82.9%	$2,357	33.0%

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

Deferred taxes consist of the following (in thousands):	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$389	$2,270
Capital loss carry forwards	–	58
Federal research and development credit	164	240
Foreign withholding tax	872	316
Accrued payroll	4	155
Transaction costs	753	-
Allowance for credit losses and other receivable	93	63
Share-based compensation expense	258	253
Business interest limitation	889	519
Operating lease liability	128	504
Capitalized software development costs	277	63
Other	891	1,371
Total deferred tax assets, gross	4,718	5,812
Valuation allowance	-	(242)
Total deferred tax assets	4,718	5,570

Deferred tax liabilities:
Goodwill & Intangible assets of subsidiaries	291	324
Right to use asset	127	504
Depreciation	41	55
Total deferred tax liabilities	459	883
Net deferred income taxes	$4,259	$4,687

As of December 31, 2024, the Company’s deferred tax assets were primarily the result of the business interest limitation and transaction costs. The Company has gross U.S. Federal NOL carryforwards of $1.5 million and tax effected amount of $0.3 million. The $0.3 million U.S Federal NOL carryforward has no expiration date. The Company has a U.S. State NOL deferred tax asset of $0.1 million of varying expiration dates from 2024 to 2041. The Company has $0.1 million of US Research and Development credits with expiration dates ranging from 2031 to 2035. The Company has $0.9 million of US foreign tax credits with expiration dates ranging from 2033 to 2034.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing net deferred tax assets. U.S.-based net deferred tax assets are approximately $4.2 million. Management continues to monitor its operating performance and currently believes that the achievement of the required future taxable income necessary to realize these deferred assets is more likely than not. Key considerations in this assessment include our expectation of continued improvements in U.S. operating results and the period of time available to generate future taxable income.

A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$54	$46
Additions based on tax positions related to the current year	60	8
Ending balance	$114	$54

The provision for income taxes includes the impact of uncertain tax position reserves and changes to reserves that are considered appropriate. As of December 31, 2024, included in the balance of uncertain tax position reserves are $0.11 million of reserves that, if recognized, would affect the effective rate of income from continuing operations. Interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense. We accrued penalties of $0.8 thousand and interest of $3 thousand during 2024 and in total, as of December 31, 2024 recognized a liability related to the uncertain tax position reserves noted above for penalties of $16 thousand and interest of $20 thousand. During 2023, we accrued penalties of $1 thousand and interest of $0.4 thousand and in total, as of December 31, 2023, recognized a liability of penalties of $15 thousand and interest of $17 thousand. Management does not expect in the next 12 months that the uncertain tax position reserves will significantly increase or decrease. Consistent with that expectation, interest and penalties related to the uncertain tax position reserve should not significantly increase.

Details of the Company's tax reserves at December 31, 2024 are outlined in the table below (in thousands).  These reserves are presented on the balance sheet within accrued expenses and other current liabilities.

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$114	$20	$16	$150
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$114	$20	$16	$150

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

In management's view, the Company's tax reserves at December 31, 2024 and 2023, for potential domestic state tax liabilities were sufficient.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. states and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2021 through the present. Foreign entities are subject to tax audits that vary based on jurisdiction. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

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

7. Common Stock

As of December 31, 2024, the Corporation's certificate of incorporation authorized the Corporation to issue 47,000,000 shares of common stock, par value $0.01 per share. The voting, dividend and liquidation rights of the holders of the Corporation's common stock are subject to and qualified by the rights, powers and preferences of the holders of the Corporation's Series B convertible preferred stock. Each share of the Corporation's common stock is entitled to one vote on all matters submitted to a vote of the Corporation's stockholders. Holders of the Corporation's common stock are entitled to receive dividends as may be declared by the Corporation's board of directors (the "Board"), if any, subject to the preferential dividend rights of the Corporation's Series B convertible preferred stock. No cash dividends had been declared or paid during the periods presented.

On  March 28, 2024, the Board approved SGRP's repurchase of up to 2,500,000 of SGRP's Shares of Common Stock ("SGRP Shares") under the 2024 Stock Repurchase Program (the "2024 Stock Repurchase Program"), which repurchases would be made from time to time over a one-year period in the open market and through privately-negotiated transactions, subject to cash availability and general market and other conditions. Pursuant to the 2024 Stock Repurchase Program, on  May 3, 2024, SGRP's Board and its Audit Committee approved SGRP's Repurchase Agreement with William H. Bartels for SGRP's private repurchase of 1,000,000 shares of SGRP's Common Stock from William H. Bartels, dated and effective as of  April 30, 2024, at a purchase price of $1.80 per share (the Nasdaq closing price on  April 29, 2024). Upon their repurchase those shares became Treasury Shares. Mr. Bartels is a Director and significant stockholder of SGRP, is one of the founders of the Company, and is an affiliate and related party of SGRP. There have been no other share repurchases to date under the 2024 Stock Repurchase Program.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible domestic employees. The Company made discretionary contributions of $0.1 million and $0.1 million for the years ended  December 31, 2024 and 2023, respectively.

10. Related Party Transactions

Domestic Related Party Transactions

On  December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of President and Chief Executive Officer, Michael R. Matacunas. Mr. Matacunas is also a minority owner of the Agent. The service fees paid to WB Marketing for the years ended December 31, 2024 and 2023, were $104,000 and $103,000, respectively.

Prior to December 31, 2023, National Merchandising Services, LLC ("NMS"), was a consolidated domestic subsidiary of the Company owned jointly by SGRP and by National Merchandising of America, Inc. ("NMA"). Mr. Edward Burdekin was the Chief Executive Officer and President and a director of NMS and also an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, was the sole stockholder and also a director of both NMA and NMS. NMA was a related party of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin's wife also owns National Remodel & Setup Services, LLC ("NRSS"). During the years ended December 31, 2023 and 2022, NRSS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS reimbursed NRSS certain costs for providing those services plus a premium ranging from 4.0% to 10.0% of certain costs. NMS also leased office space from Mr. Burdekin's personal property. In December 2023, the Company sold its ownership interest in NMS.

On December 22, 2023, the Company entered into an agreement with National Retail Remodel Services (the "Buyer") to sell its 51% ownership interest in National Merchandising Services, LLC ("NMS") to the Buyer for total consideration of $1,441,004. The transaction closed on December 31, 2023. Per the agreement, the purchase price is due from the Buyer as follows: (1) a payment of $700,000 due immediately to the escrow agent upon closing, releasable to the Company in January 2024; (2) $523,000 in the form of the Buyer's promissory note due and payable on  January 31, 2024; and (3) a payment of up to $209,004 contingent upon collection of an outstanding receivable. The $700,000 and $523,000 portions of consideration for this transaction are recorded in "Other Receivables" at December 31, 2023 and were received in first quarter of 2024. The Company’s December 31, 2023 financial results include a loss on this sale of approximately $427,000, primarily reflecting the write-off of remaining goodwill related to NMS. As of December 31st, 2024, payment upon collection of the outstanding receivables has not been made and attempts to collect are ongoing. The Company has not included the receivables related to this collection on its balance sheet.

Summary of Certain Related Party Transactions

The following costs of affiliates were charged to the Company (in thousands):

	Year Ended December 31,
	2024	2023
Services provided by affiliates:
National Remodel & Setup Services (NRSS) (1)	$-	$5,173
Consulting and administrative services (RJ Holdings) (2)	161	472
Office lease expenses (RJ Holdings) (2)	4	8
Consulting and administrative fees (SPARFACTS) (2)	-	112
Other (2)	50	178
Total services provided by affiliates	$215	$5,943

Due to affiliates consists of the following (in thousands):	December 31,
	2024	2023
Loans from local investors:(3)
China	$-	$2,316
Mexico	-	623
Resource Plus	-	266
Total due to affiliates	$-	$3,205

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

Bartels' Retirement and Director Compensation

William H. Bartels retired as an employee of the Company as of January 1, 2020. However, he continues to serve as a member of SPAR's Board. Mr. Bartels is a significant stockholder of SGRP,  is one of the founders of the Company, and is an affiliate and related party of SGRP.

Effective as of January 18, 2020, SPAR's Governance Committee proposed and unanimously approved retirement benefits for Mr. Bartels, for the five-year period commencing January 1, 2020, and ending December 31, 2024 (the "Five-Year Period"), for Mr. Bartels. The aggregate value of benefits payable to Mr. Bartels is approximately $0.2 million per year and a total of $1.1 million for the Five-Year Period.  As of December 31, 2024 $23,000 of retirement benefits remains outstanding and is included within Accrued expenses and other current liabilities on the consolidated balance sheets.

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

Other Related Party Transactions and Arrangements

On   April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a five-year period. $0.3 million was paid within the five business days of closing, and the remaining $2.8 million will be paid pursuant to a Secured Promissory Note. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for three years post-closing and specific mutual releases were provided. The purchase was closed and completed on  May 1, 2024. As of  December 31, 2024, $0.5 million has been paid and the remaining $2.2 million Promissory Note is outstanding and is reported on the balance sheet in long-term debt (including current portion).

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

The closing conditions under that agreement were satisfied in all material respects by  March 31, 2024. and on  April 29, the Company received 144,560,000 South African Rand from the Local Buyers (or approximately $7.7 million). The remaining purchase price of approximately $1.9 million is recorded as other receivable on the balance sheet and will be paid on  December 31, 2025, and its payment is secured by an irrevocable unconditional guarantee from Investec Bank Limited. The Company has also licensed certain technology (including SPARView) and trademarks to Meridian in connection with the sale. The Company recognized a pre-tax gain of approximately $7.2 million on this transaction, which is presented within “(Gain) / Loss on sale of business” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The company has no continuing involvement in Meridian.

Agreement to sell the Company’s ownership interest in its Chinese Joint Venture

On  February 23, 2024, the Company entered into an agreement to sell its 51% ownership interest in SPAR (Shanghai) Marketing Management Co., Ltd. to Shanghai Jingbo Enterprise Consulting Co., Ltd. and Shanghai Wedone Marketing Management Co. Ltd.  The total price paid to the Company is $200,000. The sale was completed in April 2024. The Company has recognized a loss of $1.1 million in the second quarter of 2024 as a result of this transaction, which is presented within “(Gain) / Loss on sale of business” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The company has no continuing involvement in SPAR (Shanghai) Marketing Management Co., Ltd.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

Agreement to sell the Company’s Brazilian subsidiary that owns its interest in its Brazilian Joint Venture

On  March 26, 2024, the Company signed a share purchase agreement with JK Consultoria Empresarial Ltda. ("JKC") for JKC to acquire the Company's Brazilian holding company (which in turn owns the Company's 51 percent interest in its Brazilian joint venture subsidiary) for BRL 58.9 million or approximately $11.8 million. Closing of the sale occurred in  June 2024. The Company has recognized a loss of $1.6 million in the second quarter of 2024 as a result of this transaction, which is presented within “(Gain) / Loss on sale of business” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The company has no continuing involvement in the Brazilian Joint Venture.

Agreement to sell SPAR's 100% ownership interest in SPAR Japan

On  July 23, 2024, the Company entered into an agreement to sell its 100% ownership interest in SPAR Japan for $500,000. The sale closed on  August 30, 2024. The Company has recognized a loss of $0.7 million in the third quarter of 2024 as a result of this transaction, which is presented within “(Gain) / Loss on sale of business” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The company has no continuing involvement in SPAR Japan.

Agreement to sell SPAR's 51% ownership interest in its Indian Joint Venture

On  August 31, 2024, the Company closed on an agreement to sell its 51% ownership interest in its Indian Joint venture for $500,000. The sale closed on  September 25, 2024. The Company has recognized a loss of $1.4 million in the third quarter of 2024 as a result of this transaction, which is presented within “(Gain) / Loss on sale of business” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The company has no continuing involvement in the Indian Joint Venture.

Agreement to sell SPAR's 51% ownership interest in its Mexican Joint Venture

On December 19, 2024, the Company closed on an agreement to sell its 51% ownership interest in its Mexican Joint venture for $417,000. The sale closed on  December 19, 2024. The Company has recognized a loss of $1.1 million in the fourth quarter of 2024 as a result of this transaction, which is presented within “(Gain) / Loss on sale of business” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The company has no continuing involvement in the Mexican Joint Venture.

11. Share Based Compensation

As of December 31, 2024, the Company has outstanding stock options and unvested restricted stock units granted under its 2008 Stock Compensation Plan, 2018 Stock Compensation Plan, 2020 Stock Compensation Plan and 2021 Stock Compensation Plan, which generally permitted stock-based awards under terms determined by the Company’s board of directors. Stock options and RSUs generally provided for vesting over service periods of one to four years, with option exercise prices generally equal to fair market value on the date of grant. As of December 31, 2024, no further shares were available under these plans for future awards. The Company also granted stock options and restricted stock units as inducements under contracts with selected executives.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Share Based Compensation (continued)

Stock options

2008 Plan Summary

The Company’s 2008 Stock Compensation Plan, as amended, provides for equity-based awards to employees, directors, and eligible consultants. Awards under the Plan may take the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (RSUs), stock appreciation rights (SARs), or other stock-based awards, all of which are classified as equity. Awards are generally settled by issuing shares of the Company’s common stock. Stock options and SARs are granted with exercise prices at least equal to the fair market value of the common stock on the grant date and typically have a contractual term of up to ten years. In accordance with ASC 718, the Company measures stock-based compensation expense for awards under the Plan at the grant-date fair value and recognizes it over the awards’ requisite service or performance period (generally the vesting period). The fair value of stock option and SAR grants is estimated on the grant date using the Black-Scholes option pricing model, while the fair value of restricted stock and RSUs is based on the market price of the Company’s stock at grant. Awards generally vest over a multi-year period of continuous service (e.g. four-year graded vesting for stock options) or upon achievement of specified performance goals, as applicable. Unvested awards are generally forfeited upon termination of employment or service, unless the Company’s Compensation Committee exercises its discretion to accelerate vesting or provide for alternative vesting arrangements in certain cases. The 2008 Plan Stock option award activity for the years ended   December 31, 2024 and 2023 is summarized below for the periods presented.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2023	513,100	$1.63	2.16	$68
Granted	–	–	–	–
Exercised / cancelled	-	–	–	–
Forfeited or expired	(291,100)	2.10	–	–
Outstanding at December 31, 2023	222,000	1.01	3.27	12
Granted	–
Exercised / cancelled	(79,000)	$0.97		98
Forfeited or expired	(56,000)
Outstanding at December 31, 2024	$87,000	$1.01	2.66	$73
Exercisable at December 31, 2024	87,000	$1.01	2.66	$73

The Company recognized no stock-based compensation expense relating to stock option awards during the years ended December 31, 2024 and 2023 for the 2008 plan.  The total intrinsic value of shares exercised in 2024 was $98,000. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended  December 31, 2024 and 2023, was $0.

2018 Plan Summary

SPAR Group’s 2018 Stock Compensation Plan provides for stock-based awards including stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units (“RSUs”). All awards under the plan are classified as equity instruments and are generally settled by issuing shares of the Company’s common stock. Stock options are granted with exercise prices at least equal to the fair market value of the stock on the grant date and have a contractual term of up to ten years. The fair value of stock option and SAR awards is measured on the grant date using the Black-Scholes option pricing model, and the fair value of restricted stock and RSU awards is determined based on the market price of the Company’s common stock on the grant date. Awards generally vest over the recipients’ requisite service period, often in equal annual installments over four years from the grant date. Stock-based compensation cost is measured at the grant-date fair value of awards and recognized as expense on a straight-line basis over the vesting period, net of estimated forfeitures. If an award is forfeited before it vests, any previously recognized compensation expense is reversed. The plan also provides for accelerated vesting of outstanding awards under certain conditions such as the participant’s death, disability, or a change in control, which would result in immediate recognition of any remaining unrecognized compensation cost. 2018 Plan Stock option award activity for the years ended  December 31, 2024 and 2023 are summarized below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2023	145,000	$0.94	5.79	$52
Granted	–	–	–	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2023	145,000	$0.94	4.79	$26
Granted	–	–
Exercised	(75,000)	$0.99		90
Forfeited or expired	(30,000)	–
Outstanding at December 31, 2024	40,000	$0.93	3.80	$40
Exercisable at December 31, 2024	40,000	$0.93	3.80	$26

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Share Based Compensation (continued)

The Company recognized no stock-based compensation expense relating to stock option awards during the years ended December 31, 2024 and 2023 under the 2018 plan.  The total intrinsic value of shares exercised in 2024 was $90,000. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended  December 31, 2024 and 2023, was $0.

2020 Plan Summary

Under the 2020 Stock Compensation Plan, SPAR Group grants equity-classified stock-based awards exclusively in the form of non-qualified stock options (NQSOs). The plan does not authorize incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. Each option award is settled by issuing shares of the Company’s common stock upon exercise. In accordance with ASC 718, the Company measures stock-based compensation expense for stock options at the grant-date fair value of the award (estimated using the Black-Scholes option pricing model) and recognizes it over the requisite service period (generally the vesting period) on a straight-line basis. The total expense is adjusted for estimated forfeitures of awards to reflect only those options expected to vest. Stock options under the 2020 Plan generally vest in annual installments over approximately four years of continuous service. The options have a contractual term of five years from the grant date. If a participant’s service terminates before an option is fully vested, any unvested portion is forfeited (no acceleration occurs on termination). Vested options typically remain exercisable for up to three months following termination of service, including in cases of retirement, death, or disability. In the event of a participant’s death, any remaining unvested options become fully vested immediately and are exercisable for up to three months thereafter by the participant’s estate or legal representative. 2020 Plan Stock option award activity for the years ended  December 31, 2024 and 2023 are summarized below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2023	375,000	$1.55	3.10	$-
Granted	–	–	–	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	(20,000)	–	–	–
Outstanding at December 31, 2023	355,000	$1.55	2.10	$-
Granted	–	–	–	–
Exercised	(22,500)	1.55		17
Forfeited or expired	(220,000)	–	–	–
Outstanding at December 31, 2024	112,500	$1.55	1.10	$44
Exercisable at December 31, 2024	78,750	$1.55	1.10	$31

The Company recognized $19,500 and $47,000 in stock-based compensation expense relating to stock option awards during the years ended  December 31, 2024 and 2023, respectively.   The total intrinsic value of shares exercised in 2024 was $17,000.

As of  December 31, 2024, total unrecognized stock-based compensation expense related to stock options was $2,200, which will be recognized by the end of 2025. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended  December 31, 2024 and 2023, was $5,800 and $12,000.

CEO Inducement Plan Summary

The Company granted a nonqualified stock option as an inducement award to the CEO, outside of the Company’s stockholder-approved equity plan. This stock option is classified as an equity award and carries a ten-year term. The grant-date fair value of the option was measured using the Black-Scholes option pricing model. The resulting compensation cost is recognized over the award’s requisite service period (the vesting period) on a straight-line basis. Vesting and Forfeiture Provisions: The option vested 100% on February 22, 2022. Upon vesting, any exercised portions were settled in shares of the Company’s common stock. The CEO Inducement Plan stock option award activity for the years ended  December 31, 2024 and 2023 are summarized below.

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2023	630,000	$1.90	8.15	$-
Granted	–	–	–	–
Exercised/cancelled	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2023	630,000	$1.90	7.15	$-
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2024	630,000	$1.90	6.15	$25
Exercisable at December 31, 2024	630,000	$1.90	6.15	$25

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Share Based Compensation (continued)

The Company recognized $0 stock-based compensation expense relating to stock option awards during the years ended  December 31, 2024 and 2023. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended  December 31, 2024 and 2023, was $0.

As of  December 31, 2024, there was no unrecognized share-based compensation expense related to stock options granted under the CEO Inducement Plan.

Restricted Stock Units

The following table summarizes the activity for Restricted Stock Unit (RSU) awards during the years ended  December 31, 2024 and 2023.

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at January 1, 2023	38,675	$1.81
Granted	304,513	1.16
Vested	(100,337)	1.20
Forfeited	(16,575)	1.81
Unvested at December 31, 2023	226,276	$1.19
Granted	57,143	1.75
Vested	(226,276)	1.19
Forfeited	–	-
Unvested at December 31, 2024	57,143	$1.75

During the years ended December 31, 2024 and 2023, the Company recognized approximately $117,500 and $235,000, respectively, of stock-based compensation expense related to RSUs. During the years ended December 31, 2024 and 2023, the total fair value of RSUs vested was $315,000 and $104,000, respectively. As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested RSUs awards was $36,885, which is expected to be recognized over a weighted average period of approximately 0.3 years.

Phantom Stock Awards

The Corporation prepared a 2022 Stock Compensation Plan that would have included Awards for NQSOs and RSUs (as defined below), but that plan was never submitted to its shareholders for approval. However, the Board had previously approved, for certain key executives, incentive stock based awards for 2022 using RSUs or cash. Since there were no plan based RSUs available, those executives instead received phantom stock awards.

On and effective as of  March 24, 2022, the Corporation issued an award of 111,111 Phantom Stock Units to each of its executives: Kori G. Belzer; William Linnane; and Ron Lutz. Each Phantom Stock Unit represents the right of the grantee to receive cash payments based on the fair market value of SGRP's Common Stock at the time of vesting. Vesting will occur in three tranches of one-third each over the three (3) year period following the Grant Date, provided that (i) the Grantee is an employee of the Company at the time and (ii) the Corporation has achieved 90% of the agreed upon the applicable financial target for the year commencing with 2022 (which was EBITDA for 2022), but tranches will rollover to the following year and be payable upon achievement of 120% of the agreed upon the applicable financial target for such following year. The Phantom Stock Units do not possess the rights of common stockholders of the Corporation, including any voting or dividend rights, and cannot be exercised or traded for the SGRP's Common Stock. Due to the cash settlement feature, the Phantom Stock Units are classified as liabilities in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet. Accrued expenses and other current liabilities on the Consolidated Balance Sheet included $0 and $0.6 million related to Phantom Stock Units as of  December 31, 2024 and  December 31, 2023, respectively.

.

12. Segment Information

The Company has three reportable geographic segments: Americas, Asia-Pacific, and EMEA. The Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (CODM), regularly reviews financial information for each segment, including net revenues, selling, general and administrative expense, depreciation and amortization, interest expense, other expense (income), net, income (loss) before income tax expense, income tax expense (benefit), and net income (loss) attributable to SPAR Group, Inc. These measures are used by the CODM to assess segment performance, make decisions regarding resource allocation, and evaluate current operating results and long-term strategic opportunities in each geographic market.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

(in Thousands)	Year Ended December 31,
	2024	2023
Net revenues
Americas	$177,232	$203,705
Asia - Pacific	11,305	24,480
EMEA	8,277	34,562
Total Net revenues	$196,814	$262,747

Selling, general and administrative expense
Americas	$33,020	$30,213
Asia - Pacific	3,107	8,437
EMEA	1,138	5,023
Total Selling, general and administrative expense	$37,265	$43,673

Operating Income (loss)
Americas	$1,821	$7,240
Asia - Pacific	(999)	(599)
EMEA	102	2,757
Total Operating Income (loss)	$924	$9,398

Interest expense
Americas	$65	$1,388
Asia - Pacific	2,157	122
EMEA	-	409
Total Interest expense	$2,222	$1,919

Other expense (income), net
Americas	$(1,083)	$1,070
Asia - Pacific	1,254	(759)
EMEA	-	35
Total Other expense (income), net	$171	$346

Income (loss) before income tax expense
Americas	$(4,990)	$4,304
Asia - Pacific	6,338	236
EMEA	(2,817)	2,593
Total Income (loss) before income tax expense	$(1,469)	$7,133

Income tax expense (benefit)
Americas	$1,243	$1,543
Asia - Pacific	(64)	62
EMEA	39	752
Total Income tax expense (benefit)	$1,218	$2,357

Net income (loss)
Americas	$(6,233)	$3,236
Asia - Pacific	6,402	(24)
EMEA	(2,856)	1,564
Total Net income (loss)	$(2,687)	$4,776

Net income (loss) attributable to non-controlling interest
Americas	$277	$(492)
Asia - Pacific	(104)	33
EMEA	290	1,333
Total Net income (loss) attributable to non-controlling interest	$463	$874

Net Income (loss) attributable to SPAR Group, Inc.
Americas	$(6,510)	$3,729
Asia - Pacific	6,506	(57)
EMEA	(3,146)	230
Total Net Income (loss) attributable to SPAR Group, Inc.	$(3,150)	$3,902

Depreciation and amortization:
Americas	$1,518	$1,737
Asia - Pacific	66	94
EMEA	32	170
Total Depreciation and amortization:	$1,616	$2,001

Capital expenditures:
Americas	$1,134	$1,077
Asia - Pacific	5	71
EMEA	-	101
Total Capital expenditures:	$1,139	$1,249

There were no inter-segment sales for 2024 or 2023.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

	December 31,
	2024	2023
Assets:
Americas	$56,431	$71,372
Asia - Pacific	-	13,361
EMEA	-	5,548
Total assets	$56,431	$90,281

Geographic Data (in thousands)

	Year Ended December 31,
	2024		2023
Net international revenue:		% of consolidated net revenue		% of consolidated net revenue

United States	$117,507	59.7%	$104,647	39.8%
Brazil	33,185	16.9%	74,873	28.5%
South Africa	8,277	4.2%	34,562	13.2%
Mexico	12,235	6.2%	11,691	4.4%
China	2,698	1.4%	10,167	3.9%
Japan	3,778	1.9%	6,256	2.4%
India	4,829	2.5%	6,148	2.3%
Canada	14,305	7.2%	12,494	4.8%
Australia	-	0.0%	1,909	0.7%
Total net international revenue	$196,814	100.0%	$262,747	100.0%

(in thousands)	Year Ended December 31,
	2024	2023
Long lived assets:
Americas	$4,479	$4,585
Asia - Pacific	-	1,015
EMEA	-	745
Total long lived assets	$4,479	$6,345

13. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$(3,150)	$3,902

Denominator:
Shares used in basic net income per share calculation	23,555	23,333
Effect of diluted securities:
Stock options and unvested restricted shares	174	147
Convertible Series B Preferred Stock	–	975
Shares used in diluted net income per share calculations	23,729	24,455

Basic net income (loss) per common share:	$(0.13)	$0.17
Diluted net income (loss) per common share:	$(0.13)	$0.16

The Company excluded 103,000 stock options and 71,000 RSUs from the computation of diluted net loss per share for the year ended December 31, 2024 because including them would have had an anti-dilutive effect.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14. Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Year Ended	Year Ended
Lease Costs	Classification	December 31, 2024	December 31, 2023
Operating lease cost	Selling, General and Administrative Expense	$545	$875
Short-term lease cost	Selling, General and Administrative Expense	370	378
Total lease cost		$915	$1,253

The following includes supplemental information for the periods presented (in thousands).

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Operating cash flows from operating leases	$545	$875

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$2,229

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

Leases	December 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$630	$2,323
Liabilities:
Current portion of operating lease liabilities	276	1,163
Non-current portion of operating lease liabilities	353	1,160
Total operating lease liabilities	$629	$2,323

Weighted average remaining lease term - operating leases (in years)	2.64	2.64
Weighted average discount rate - operating leases	7.7%	8.8%

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14. Leases (continued)

The following table summarizes the maturities of lease liabilities as of December 31, 2024 (in thousands):

For the Year Ended December 31,	Amount
2025	$331
2026	165
2027	139
2028	87
2029	-
Thereafter	-
Total future operating lease liability	$722
Less: present value discount	(93)
Present value of operating lease liabilities	$629

15. Subsequent Events

Potential Going Private Transaction

As previously announced, on  August 30, 2024, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Highwire Capital, LLC, a Texas limited liability company ("Highwire"), and Highwire Merger Co. I, Inc., a Delaware corporation and a wholly owned subsidiary of Highwire ("Merger Sub"), pursuant to which Highwire will acquire all of the stock of the Corporation for $2.50 per fully diluted share in cash, representing an aggregate purchase price of $58,000,000 (subject to certain adjustments) (the “Merger Consideration”), upon the closing of the Merger Agreement and the transactions contemplated thereby (“Merger Transaction”).

The board of directors of the Corporation (the "Board") established a special committee (the "Special Committee") to, among other things, evaluate the advisability and fairness of strategic alternatives to the Corporation and its stockholders (including unaffiliated stockholders of the Corporation). The Special Committee eventually received, negotiated and approved the letter of intent from Highwire previously announced on  June 5, 2024, which led to the negotiation of the Merger Agreement.

The Special Committee and the Board approved the execution, delivery and performance by the Corporation of the Merger Transaction. The SGRP stockholders approved the Merger Transaction on  October 25, 2024.

The parties to the Merger Agreement are working to finalize the closing of the Merger Transaction. The Merger Agreement currently allows until May 30, 2025, to close the Merger Transaction. If the Corporation terminates the Merger Agreement because all closing conditions are satisfied and Highwire fails to close within five business days following written confirmation from the Corporation that it is prepared to close, then Highwire shall pay to the Corporation a termination fee of 3% of the Merger Consideration.

16. Restatement (Unaudited)

Prior to the filing of the Company’s December 31, 2024 Form 10-K, management determined that there was an error in the reported gain on sale of its joint venture in Brazil during the quarter ended June 30, 2024, which resulted in the gain being overstated and additional paid in capital being understated. The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the unaudited quarterly condensed consolidated financial statements for the quarterly periods ended June 30, 2024 and September 30, 2024. The following presents the restated unaudited quarterly condensed financial statements as of June 30, 2024 and September 30, 2024 and for the three and six month periods ended June 30, 2024 and the three and nine month periods ended September 30, 2024.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2024
	As Previously Reported	Adjustment	Restated

Assets
Current assets:
Cash and cash equivalents	$21,695	$-	$21,695
Accounts receivable, net	37,963	-	37,963
Prepaid expenses and other current assets	2,117	-	2,117
Total current assets	61,775	-	61,775
Property and equipment, net	2,467	-	2,467
Operating lease right-of-use assets	1,154	-	1,154
Goodwill	1,238	-	1,238
Intangible assets, net	718	-	718
Deferred income taxes, net	1,029	-	1,029
Other assets	1,644	-	1,644
Total assets	$70,025	$-	$70,025
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,211	$-	$7,211
Accrued expenses and other current liabilities	5,643	-	5,643
Due to affiliates	623	-	623
Customer incentives and deposits	4,541	-	4,541
Lines of credit and short-term loans	18,442	-	18,442
Current portion of operating lease liabilities	482	-	482
Total current liabilities	36,942	-	36,942
Operating lease liabilities, net of current portion	672	-	672
Long-term debt	1,711	-	1,711
Total liabilities	39,325	-	39,325
Commitments and contingencies – See Note 4
Stockholders' equity:
Series B convertible preferred stock, $0.01 par value per share: Authorized and available shares 3,000,000. Issued and outstanding shares 0 at June 30, 2024 and 650,000 at December 31, 2023	-	-	-
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 23,419,744 and 23,446,444 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	234	-	234
Treasury stock, at cost, 1,205,485 shares as of June 30, 2024 and 205,485 as of December 31, 2023	(2,075)	-	(2,075)
Additional paid-in capital	13,338	7,518	20,856
Accumulated other comprehensive (loss)	(2,268)	-	(2,268)
Retained earnings	20,151	(7,518)	12,633
Total stockholders' equity attributable to SPAR Group, Inc.	29,380	-	29,380
Non-controlling interest	1,320	-	1,320
Total stockholders’ equity	30,700	-	30,700
Total liabilities and stockholders’ equity	$70,025	$-	$70,025

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2024
	As Previously Reported	Adjustment	Restated

Assets
Current assets:
Cash and cash equivalents	$19,652	$-	$19,652
Accounts receivable, net	37,777	-	37,777
Prepaid expenses and other current assets	3,078	-	3,078
Total current assets	60,507	-	60,507
Property and equipment, net	2,142	-	2,142
Operating lease right-of-use assets	838	-	838
Goodwill	1,238	-	1,238
Intangible assets, net	693	-	693
Deferred income taxes, net	-	-	-
Other assets	1,978	-	1,978
Total assets	$67,396	$-	$67,396
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,220	$-	$9,220
Accrued expenses and other current liabilities	3,713	-	3,713
Due to affiliates	623	-	623
Customer incentives and deposits	1,678	-	1,678
Lines of credit and short-term loans	18,538	-	18,538
Current portion of operating lease liabilities	508	-	508
Total current liabilities	34,280	-	34,280
Operating lease liabilities, net of current portion	330	-	330
Deferred income taxes, net	1,707	-	1,707
Long-term debt	1,538	-	1,538
Total liabilities	37,855	-	37,855
Commitments and contingencies – See Note 4
Stockholders' equity:
Series B convertible preferred stock, $0.01 par value per share: Authorized and available shares 3,000,000. Issued and outstanding shares 0 at June 30, 2024 and 650,000 at December 31, 2023	-	-	-
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 23,419,744 and 23,446,444 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	234	-	234
Treasury stock, at cost, 1,205,485 shares as of June 30, 2024 and 205,485 as of December 31, 2023	(2,075)	-	(2,075)
Additional paid-in capital	13,151	7,556	20,707
Accumulated other comprehensive (loss)	(2,022)	-	(2,022)
Retained earnings	20,007	(7,556)	12,451
Total stockholders' equity attributable to SPAR Group, Inc.	29,295	-	29,295
Non-controlling interest	246	-	246
Total stockholders’ equity	29,541	-	29,541
Total liabilities and stockholders’ equity	$67,396	$-	$67,396

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Three Months Ended
	June 30, 2024
	As Previously Reported	Adjustment	Restated

Net revenues	$57,290	$-	$57,290
Related party - cost of revenues	-	-	-
Cost of revenues	46,297	-	46,297
Gross profit	10,993	-	10,993
Selling, general and administrative expense	9,541	-	9,541
(Gain) / Loss on sale of business	(4,919)	7,518	2,599
Depreciation and amortization	478	-	478
Operating income (loss)	5,893	(7,518)	(1,625)
Interest expense	567	-	567
Other (income), net	(296)	-	(296)
Income (loss) before income tax expense	5,622	(7,518)	(1,896)

Income tax expense	1,547	-	1,547
Net income (loss)	4,075	(7,518)	(3,443)
Net (income) attributable to non-controlling interest	(448)	-	(448)
Net income (loss) attributable to SPAR Group, Inc.	$3,627	$(7,518)	$(3,891)
Basic income (loss) per common share attributable to SPAR Group, Inc.	$0.15	$(0.32)	$(0.16)
Diluted income (loss) per common share attributable to SPAR Group, Inc.	$0.15	$(0.31)	$(0.16)
Weighted-average common shares outstanding – basic	23,786	23,786	23,786
Weighted-average common shares outstanding – diluted	24,010	24,010	24,010

Net income (loss)	$4,075	$(7,518)	$(3,443)
Other comprehensive income
Foreign currency translation adjustments	1,372	–	1,372
Comprehensive income (loss)	5,447	(7,518)	(2,071)
Comprehensive (income) attributable to non-controlling interest	(393)	-	(393)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$5,054	$(7,518)	$(2,464)

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Three Months Ended
	September 30, 2024
	As Previously Reported	Adjustment	Restated

Net revenues	$37,788	$-	$37,788
Related party - cost of revenues	-	-	-
Cost of revenues	29,346	-	29,346
Gross profit	8,442	-	8,442
Selling, general and administrative expense	8,558	-	8,558
Loss on sale of business	922	38	960
Depreciation and amortization	454	-	454
Operating (loss)	(1,492)	(38)	(1,530)
Interest expense	582	-	582
Other expense, net	472	-	472
(Loss) before income tax benefit	(2,546)	(38)	(2,584)

Income tax benefit	(2,314)	-	(2,314)
Net (loss)	(232)	(38)	(270)
Net loss attributable to non-controlling interest	88	-	88
Net (loss) attributable to SPAR Group, Inc.	$(144)	$(38)	$(182)
Basic (loss) per common share attributable to SPAR Group, Inc.	$(0.01)	$(0.00)	$(0.01)
Diluted (loss) per common share attributable to SPAR Group, Inc.	$(0.01)	$(0.00)	$(0.01)
Weighted-average common shares outstanding – basic	23,435	23,435	23,435
Weighted-average common shares outstanding – diluted	23,435	23,435	23,435

Net (loss)	$(232)	$(38)	$(270)
Other comprehensive loss
Foreign currency translation adjustments	(72)	–	(72)
Comprehensive (loss)	(304)	(38)	(342)
Comprehensive loss attributable to non-controlling interest	45	-	45
Comprehensive (loss) attributable to SPAR Group, Inc.	$(259)	$(38)	$(297)

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Six Months Ended
	June 30, 2024
	As Previously Reported	Adjustment	Restated

Net revenues	$125,984	$-	$125,984
Related party - cost of revenues	-	-	-
Cost of revenues	102,448	-	102,448
Gross profit	23,536	-	23,536
Selling, general and administrative expense	19,158	-	19,158
(Gain) / Loss on sale of business	(12,076)	7,518	(4,558)
Depreciation and amortization	989	-	989
Operating income (loss)	15,465	(7,518)	7,947
Interest expense	1,097	-	1,097
Other (income), net	(288)	-	(288)
Income (loss) before income tax expense	14,656	(7,518)	7,138

Income tax expense	3,401	-	3,401
Net income (loss)	11,255	(7,518)	3,737
Net (income) attributable to non-controlling interest	(1,002)	-	(1,002)
Net income (loss) attributable to SPAR Group, Inc.	$10,253	$(7,518)	$2,735
Basic income (loss) per common share attributable to SPAR Group, Inc.	$0.43	$(0.32)	$0.12
Diluted income (loss) per common share attributable to SPAR Group, Inc.	$0.43	$(0.31)	$0.11
Weighted-average common shares outstanding – basic	23,670	23,670	23,670
Weighted-average common shares outstanding – diluted	23,873	23,873	23,873

Net income (loss)	$11,255	$(7,518)	$3,737
Other comprehensive loss
Foreign currency translation adjustments	(1,148)	–	(1,148)
Comprehensive income (loss)	10,107	(7,518)	2,589
Comprehensive loss attributable to non-controlling interest	97	-	97
Comprehensive income (loss) attributable to SPAR Group, Inc.	$10,204	$(7,518)	$2,686

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Nine Months Ended
	September 30, 2024
	As Previously Reported	Adjustment	Restated

Net revenues	$163,771	$-	$163,771
Related party - cost of revenues	-	-	-
Cost of revenues	131,801	-	131,801
Gross profit	31,970	-	31,970
Selling, general and administrative expense	27,707	-	27,707
(Gain) / Loss on sale of business	(11,154)	7,556	(3,598)
Depreciation and amortization	1,443	-	1,443
Operating income (loss)	13,974	(7,556)	6,418
Interest expense	1,678	-	1,678
Other expense, net	184	-	184
Income (loss) before income tax expense	12,112	(7,556)	4,556

Income tax expense	1,088	-	1,088
Net income (loss)	11,024	(7,556)	3,468
Net (income) attributable to non-controlling interest	(914)	-	(914)
Net income (loss) attributable to SPAR Group, Inc.	$10,110	$(7,556)	$2,554
Basic income (loss) per common share attributable to SPAR Group, Inc.	$0.43	$(0.32)	$0.11
Diluted income (loss) per common share attributable to SPAR Group, Inc.	$0.43	$(0.32)	$0.11
Weighted-average common shares outstanding – basic	23,591	23,591	23,591
Weighted-average common shares outstanding – diluted	23,768	23,768	23,768

Net income (loss)	$11,024	$(7,556)	$3,468
Other comprehensive loss
Foreign currency translation adjustments	(1,220)	–	(1,220)
Comprehensive income (loss)	9,804	(7,556)	2,248
Comprehensive loss attributable to non-controlling interest	142	-	142
Comprehensive income (loss) attributable to SPAR Group, Inc.	$9,946	$(7,556)	$2,390

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended June 30

(In thousands)

As Previously Reported	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2024	24,216	$242	-	$-	205	$(285)	$21,131	$(4,659)	$16,524	$7,103	$40,056
Share-based compensation	-	-	-	-	-	-	128	-	-	-	128
Exercise of stock options	204	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	(7,518)	1,412	-	(4,509)	(10,615)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive income	-	-	-	-	-	-	-	979	-	393	1,372
Net income	-	-	-	-	-	-	-	-	3,627	448	4,075
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$13,338	$(2,268)	$20,151	$1,320	$30,700

Adjustments

Sale of joint ventures	-	-	-	-	-	-	7,518	-	-	-	7,518
Net (loss)	-	-	-	-	-	-	-	-	(7,518)	-	(7,518)
Total Adjustments	-	$-	-	$-	0	$-	$7,518	$-	$(7,518)	$-	$-

As Restated	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2024	24,216	$242	-	$-	205	$(285)	$21,131	$(4,659)	$16,524	$7,103	$40,056
Share-based compensation	-	-	-	-	-	-	128	-	-	-	128
Exercise of stock options	204	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	-	1,412	-	(4,509)	(3,097)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive income	-	-	-	-	-	-	-	979	-	393	1,372
Net income (loss)	-	-	-	-	-	-	-	-	(3,891)	448	(3,443)
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$20,856	$(2,268)	$12,633	$1,320	$30,700

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended September 30

(In thousands)

As Previously Reported	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$13,338	$(2,268)	$20,151	$1,320	$30,700
Share-based compensation	-	-	-	-	-	-	(149)	-	-	-	(149)
Exercise of stock options	28	-	-	-	-	-	-	-	-	-	-
Sale of joint ventures	-	-	-	-	-	-	(38)	273	-	(941)	(706)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	(27)	-	(45)	(72)
Net (loss)	-	-	-	-	-	-	-	-	(144)	(88)	(232)
Balance at September 30, 2024	23,448	$234	-	$-	1,205	$(2,075)	$13,151	$(2,022)	$20,007	$246	$29,541

Adjustments

Balance at June 30, 2024	-	$-	-	$-	0	$-	$7,518	$-	$(7,518)	$-	$-
Sale of joint ventures	-	-	-	-	-	-	38	-	-	-	38
Net (loss)	-	-	-	-	-	-	-	-	(38)	-	(38)
Total Adjustments	-	$-	-	$-	0	$-	$38	$-	$(38)	$-	$-

As Restated	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$20,856	$(2,268)	$12,633	$1,320	$30,700
Share-based compensation	-	-	-	-	-	-	(149)	-	-	-	(149)
Exercise of stock options	28	-	-	-	-	-	-	-	-	-	-
Sale of joint ventures	-	-	-	-	-	-	-	273	-	(941)	(668)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	-	-	-	-	-	-
Other comprehensive (loss)	-	-	-	-	-	-	-	(27)	-	(45)	(72)
Net (loss)	-	-	-	-	-	-	-	-	(182)	(88)	(270)
Balance at September 30, 2024	23,448	$234	-	$-	1,205	$(2,075)	$20,707	$(2,022)	$12,451	$246	$29,541

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

Six Months Ended June 30

(In thousands)

As Previously Reported	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246
Share-based compensation	-	-	-	-	-	-	256	-	-	-	256
Conversion of preferred stock to common stock	975	10	(650)	(7)			(1)				2
Exercise of stock options	204	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	(7,518)	2,124	(711)	(9,490)	(15,595)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive (loss)	-	-	-	-	-	-	-	(1,051)	-	(97)	(1,148)
Net income	-	-	-	-	-	-	-	-	10,253	1,002	11,255
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$13,338	$(2,268)	$20,151	$1,320	$30,700

Adjustments

Sale of joint ventures	-	-	-	-	-	-	7,518	-	-	-	7,518
Net (loss)	-	-	-	-	-	-	-	-	(7,518)	-	(7,518)
Total Adjustments	-	$-	-	$-	0	$-	$7,518	$-	$(7,518)	$-	$-

As Restated	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246
Share-based compensation	-	-	-	-	-	-	256	-	-	-	256
Conversion of preferred stock to common stock	975	10	(650)	(7)	-	-	(1)	-	-	-	2
Exercise of stock options	204	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	-	2,124	(711)	(9,490)	(8,077)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive (loss)	-	-	-	-	-	-	-	(1,051)	-	(97)	(1,148)
Net income	-	-	-	-	-	-	-	-	2,735	1,002	3,737
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$20,856	$(2,268)	$12,633	$1,320	$30,700

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30

(In thousands)

As Previously Reported	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246
Share-based compensation	-	-	-	-	-	-	107	-	-	-	107
Conversion of preferred stock to common stock	975	10	(650)	(7)			(1)				2
Exercise of stock options	232	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	(7,556)	2,397	(712)	(10,431)	(16,302)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive (loss)	-	-	-	-	-	-	-	(1,078)	-	(142)	(1,220)
Net income	-	-	-	-	-	-	-	-	10,110	914	11,024
Balance at September 30, 2024	23,448	$234	-	$-	1,205	$(2,075)	$13,151	$(2,022)	$20,007	$246	$29,541

Adjustments

Sale of joint ventures	-	-	-	-	-	-	7,556	-	-	-	7,556
Net (loss)	-	-	-	-	-	-	-	-	(7,556)	-	(7,556)
Total Adjustments	-	$-	-	$-	0	$-	$7,556	$-	$(7,556)	$-	$-

As Restated	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246
Share-based compensation	-	-	-	-	-	-	107	-	-	-	107
Conversion of preferred stock to common stock	975	10	(650)	(7)	-	-	(1)	-	-	-	2
Exercise of stock options	232	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	-	2,397	(712)	(10,431)	(8,746)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive (loss)	-	-	-	-	-	-	-	(1,078)	-	(142)	(1,220)
Net income	-	-	-	-	-	-	-	-	2,554	914	3,468
Balance at September 30, 2024	23,448	$234	-	$-	1,205	$(2,075)	$20,707	$(2,022)	$12,451	$246	$29,541

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30, 2024
	As Previously Reported	Adjustment	Restated
Cash flows from operating activities:
Net income (loss)	$11,255	$(7,518)	$3,737
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	989	-	989
Amortization of operating lease right-of-use assets	310	-	310
Provision for expected credit losses	89	-	89
Deferred income tax expense	1,349	-	1,349
(Gain) / loss on sale of business	(12,076)	7,518	(4,558)
Share-based compensation	256	-	256
Changes in operating assets and liabilities:			-
Accounts receivable, net	(9,766)	-	(9,766)
Prepaid expenses and other current assets	(2,620)	-	(2,620)
Change in deferred taxes due to deconsolidation	2,307	-	2,307
Accounts payable	1,992	-	1,992
Operating lease liabilities	(310)	-	(310)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	6,395	-	6,395
Net cash provided by operating activities	$170	$-	$170

Cash flows from investing activities
Proceeds from sale of joint ventures, net of cash transferred	11,743	-	11,743
Purchases of property and equipment	(781)	-	(781)
Net cash provided by investing activities	$10,962	$-	$10,962

Cash flows from financing activities
Borrowings under line of credit	69,117	-	69,117
Repayments under line of credit	(64,044)	-	(64,044)
Proceeds from term debt	26	-	26
Net cash settlement of stock options	-	-	-
Repurchases of common stock	(1,800)	-	(1,800)
Payments of notes to seller	(1,843)	-	(1,843)
Payments to acquire noncontrolling interests	(250)	-	(250)
Dividend on noncontrolling interest	(1,315)	-	(1,315)
Net cash (used in) financing activities	$(109)	$-	$(109)

Effect of foreign exchange rate changes on cash	(48)	-	(48)
Net change in cash, cash equivalents and restricted cash	10,976	-	10,976
Cash, cash equivalents at beginning of period	10,719	-	10,719
Cash, cash equivalents at end of period	$21,695	$-	$21,695

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,030	$-	$1,030
Cash paid for income taxes	$277	$-	$277

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30, 2024
	As Previously Reported	Adjustment	Restated
Cash flows from operating activities:
Net income (loss)	$11,024	$(7,556)	$3,468
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,443	-	1,443
Amortization of operating lease right-of-use assets	415	-	415
Provision for expected credit losses	133	-	133
Deferred income tax expense	4,577	-	4,577
(Gain) / loss on sale of business	(11,154)	7,556	(3,598)
Share-based compensation	107	-	107
Changes in operating assets and liabilities:			-
Accounts receivable, net	(5,843)	-	(5,843)
Prepaid expenses and other current assets	(2,383)	-	(2,383)
Accounts payable	3,832	-	3,832
Operating lease liabilities	(415)	-	(415)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	(2,466)	-	(2,466)
Net cash (used by) operating activities	$(730)	$-	$(730)

Cash flows from investing activities
Proceeds from sale of joint ventures, net of cash transferred	10,436	-	10,436
Purchases of property and equipment	(908)	-	(908)
Net cash provided by investing activities	$9,528	$-	$9,528

Cash flows from financing activities
Borrowings under line of credit	103,184	-	103,184
Repayments under line of credit	(97,782)	-	(97,782)
Proceeds from term debt	16	-	16
Net cash settlement of stock options	-	-	-
Repurchases of common stock	(1,800)	-	(1,800)
Payments of notes to seller	(1,843)	-	(1,843)
Payments to acquire noncontrolling interests	(250)	-	(250)
Dividend on noncontrolling interest	(1,315)	-	(1,315)
Net cash provided by financing activities	$210	$-	$210

Effect of foreign exchange rate changes on cash	(75)	-	(75)
Net change in cash, cash equivalents and restricted cash	8,933	-	8,933
Cash, cash equivalents at beginning of period	10,719	-	10,719
Cash, cash equivalents at end of period	$19,652	$-	$19,652

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,640	$-	$1,640
Cash paid for income taxes	$277	$-	$277