Form 10-K/A
period 2024-12-31
SPAR Group, Inc.
filed 2025-07-17
CIK 1004989

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 31, 2024, based on the closing price of the Common Stock of $1.94 per share as reported by the Nasdaq Capital Market on such date, was approximately $25,013,045.

The number of shares of the Registrant's Common Stock outstanding as of March 15, 2025, was 23,449,701 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement on Schedule 14A for the registrant's 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K/A, and various Exhibits are incorporated by reference into Part IV of this Form 10-K/A.

EXPLANATORY NOTE

SPAR Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend and restate certain items in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2025 (the “Original Form 10-K”).  This Form 10-K/A includes audited restated consolidated financial statements as of December 31, 2023 and for the fiscal years ended December 31, 2024 and December 31, 2023, as well as unaudited restated condensed consolidated financial information as of June 30, 2024 and September 30, 2024 and for the three and six months ended June 30, 2024 and 2023 and the three and nine months ended September 30, 2024 and 2023 (collectively, the “Non-Reliance Periods”).

As previously disclosed in the Current Report on Form 8-K filed with the SEC on May 15, 2025, in connection with our year-end financial statement close and preparation of the Original Form 10-K, misstatements were identified in our previously filed unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended June 30, 2024 and September 30, 2024 (collectively, the “Initial Non-Reliance Periods”), included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2024 and September 30, 2024, respectively. The determination to restate was made upon the recommendation of the audit committee (the “Audit Committee”) of our Board of Directors after consultation with our independent auditors and management team. The unaudited condensed consolidated financial statements for the  Initial Non-Reliance Periods were restated in the Company’s Original Form 10-K.

Subsequent to filing the Company's Original Form 10-K, and as previously disclosed in the Current Report on Form 8-K Filed with the SEC on July 16, 2025, the Company identified misstatements in the Non-Reliance Periods. The determination to restate was made upon the recommendation of the audit committee (the “Audit Committee”) of our Board of Directors after consultation with our independent auditors and management team. The Company is filing this Form 10-K/A to restate its previously issued financial statements for the Non-Reliance Periods. All material restatement information will be included in this Form 10-K/A, and the Company does not intend to separately amend other filings that it has previously filed with the SEC. Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the Non-Reliance Periods in this Form 10-K/A and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Non-Reliance Periods.

Background of Restatement

On May 14, 2025, the management and the Audit Committee of the Company, in consultation with BDO USA, P.C. (“BDO”), the Company’s independent registered public accounting firm, determined that the Company’s Initial Non-Reliance Periods, should no longer be relied upon. As previously disclosed, on June 3, 2024, SPAR Group completed the sale of its 51% ownership stake in its Brazilian joint venture. The total consideration was $10.7 million, consisting of $9.7 million in cash received by SPAR and $1.0 million withheld for Brazilian tax purposes. SPAR’s carrying value for its investment in the Brazilian joint venture was approximately $4.8 million before the sale. Based on these figures, the transaction generated an economic benefit of approximately $5.9 million (i.e. the excess of the $10.7 million proceeds over the $4.8 million carrying value). To facilitate this purchase, the buyer largely financed the payment at the joint venture level, rather than using entirely new funds. The funding was achieved through two components:

●	a new $7.5 million loan incurred by the Brazilian joint venture in March 2024, and
●	an amount of $3.5 million paid by the minority (49%) joint venture partner.

When doing its year-end financial statement close and preparation for the Original Form 10-K, the Company concluded that under GAAP the payment originating from the joint venture qualified as a capital distribution (instead of consideration for sale) and that the appropriate treatment would be to reclassify approximately $7.5 million into the income statement as part of the gain/loss calculation. Management and the Audit Committee have determined that these errors in the unaudited condensed consolidated financial statements required a restatement of the Initial Non-Reliance Periods.

Subsequent to filing the Company's Original form 10-K, the Company determined that the sale of its Brazilian joint venture in June 2024 represented a strategic shift in the Company's operations that will have a significant impact to the financial statements.  The Company also identified presentation errors in Note 13, Segment Information, for certain information within the segment disclosures.  As such, the Company is restating the Non-Reliance Periods to reflect the Brazilian joint venture as discontinued operations and correct the presentation of the December 31, 2024 segment disclosures.  This amendment includes audited restated consolidated financial information for the fiscal years ended December 31, 2024 and 2023, as well as unaudited restated quarterly financial information for the interim quarterly periods.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Form 10-K, amended and restated in its entirety, with modifications as necessary to reflect the aforementioned restatement. The following items have been amended to reflect the restatement:

●	Part I, Item 1A. Risk Factors
●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II, Item 8. Financial Statements and Supplementary Data
●	Part II, Item 9A. Controls and Procedures

In addition, in accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and our principal financial officer dated as of the filing date of this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Form 10-K and does not purport to reflect any information or events subsequent to the filing of the Original Form 10-K. As such, this Form 10-K/A speaks only as of the date the Original Form 10-K was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Form 10-K to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the filing of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

The restatements are more fully described in Note 3, “Restatement of Previously Issued Consolidated Financial Statements” and Note 17, “Restatement of Quarterly Financial Information (Unaudited)” of the notes to the consolidated financial statements included herein.

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

Internal Control Considerations

In connection with the restatement of the Non-Reliance Period, management concluded its disclosure and controls procedures and the effectiveness of our internal controls over financial reporting as of December 31, 2024 remained ineffective due to the material weaknesses described in Part II, Item 9A, "Controls and Procedures". Management is taking steps to remediate the material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K/A

NOTE ON Forward-Looking Statements

This Annual Report on Form 10-K/A for the year ended December 31, 2024 (this "Annual Report"), contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation") and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group", the "Company" "SPAR", "We", or "Our"). There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its 2025 Annual Meeting of Stockholders (the "Proxy Statement"), which SGRP filed on May 23, 2025, with the Securities and Exchange Commission (the "SEC"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report, the Proxy Statement and such Current Reports, each a "SEC Report").

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

The Company tracks and reports certain financial information separately for the individual countries using the same metrics. The primary measurement utilized by management is operating profit, historically the key indicator of long-term growth and profitability. Certain financial information regarding each of the Company's divisions, which includes their respective net revenues and operating income for each of the years ended December 31, 2024 and 2023, and their respective assets as of December 31, 2024 and 2023, is provided in Note 13 to the Company's Consolidated Financial Statements – Segment Information, below.

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

As a result of the reclassification of Brazil to discontinued operations, the Company had one client in 2024 whose revenue represented more than 10% of consolidated revenue from continuing operations (10.5%, or approximately $17.3 million).  The revenue is included in the Americas segment.  The Company did not have any clients that represented 10% or more of the Company's consolidated revenue from continuing operations for the year ended December 31, 2023.

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

●	The substantial beneficial ownership of the Company's voting stock and potential control by Mr. Robert G. Brown and Mr. William H. Bartels and related parties (the "Majority Stockholders"). Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement”) and our By-Laws, Item 3 -- Legal Proceedings, below, Note 7 to the Company's Consolidated Financial Statements - Commitments and Contingencies, and Note 11 to the Company's Consolidated Financial Statements - Related Party Transactions, below.

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

Establishing and maintaining effective internal control over financial reporting and disclosures are necessary for the Company to provide reliable financial and other reporting in accordance with accounting principles generally accepted and applicable securities and other laws in the United States and all other countries in which we operate. Because of its inherent limitations, internal controls over financial and other reporting are not intended to provide absolute assurance that the Company could prevent or detect a misstatement of its financial statements or other reports or any misconduct or fraud. Any failure to maintain an effective system of internal control over financial and disclosure reporting could limit the Company's ability to report its financial results and file its other reports accurately and timely or to detect and prevent misconduct or fraud. A significant financial or disclosure reporting failure or material weakness in internal control over financial or other reporting could cause a loss of investor confidence and a decline in the market price of the SGRP Common Stock. The Company's management is responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 9A of Part II of this report, the Company identified material weaknesses in its internal controls as of December 31, 2024. These material weaknesses resulted in errors in revenue, expense, accrual accounts and prepaid accounts reconciliation at year end as well as a material error in the calculation and presentation of the sale of international components and the deconsolidation of one subsidiary.

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

The timing, size and success of litigation settlement efforts and any associated capital commitments cannot be readily predicted. Future litigation settlements may be financed by issuing shares of the SGRP Common Stock (directly or through convertible securities), cash or a combination thereof. If the SGRP Common Stock does not maintain a sufficient market value, or if potential litigants are otherwise unwilling to accept the SGRP Common Stock as part of the consideration for the settlement of their litigation, the Company may be required to obtain additional capital through debt or equity financings. To the extent the SGRP Common Stock is used for all or a portion of the consideration to be paid for legal settlements, dilution may be experienced by existing stockholders. In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for litigation settlements on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its performance or condition. There also can be no assurance that the other parties in any settlement will abide by the terms or any settlement or any related releases. See Item 3 -- Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview, and Note 11 to the Company's Consolidated Financial Statements - Related Party Transactions, below.

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

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels, are significant stockholders ("Significant Stockholders”) and Mr. Bartels is a Director of SGRP and together with certain related parties (collectively, the "Majority Stockholders") beneficially own approximately 46.6% of the SGRP Common Stock and could acquire more. That amount was calculated using their respective individual beneficial ownership, on December 31, 2024, which includes the amounts they represented in the CIC Agreement and subsequent Form 4 filings, the total outstanding ownership (23,449,701 shares) of the SGRP Common Stock on a non-diluted basis as of December 31, 2024. See Security Ownership of Certain Beneficial Owners and Management, in Part III below, Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Note 11 to the Company's Consolidated Financial Statements- Related Party Transactions, below.

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

Our cybersecurity risk management program is led by our Chief Information Officer (“CIO”), who is directly responsible for establishing cybersecurity strategies and structures and managing ongoing cybersecurity risk management activities. Our CIO is part of the executive management team, and updates our CEO and executive management on a monthly, or even more frequent basis, on cybersecurity enhancement and the development and implementation of our roadmap.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally

SGRP's Certificate of Incorporation authorizes it to issue 47,000,000 shares of SGRP Common Stock ("SGRP Shares") with a par value of $0.01 per share, which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market under the symbol "SGRP." On December 31, 2024, there were 23,449,701 shares of SGRP Common Stock outstanding in the aggregate (which does not include Treasury Shares), and there were 12,199,788 shares (or approximately 52%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate on a non-diluted basis (i.e., SGRP's public float). See Item IA - Risk Factors - Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement") and our By-Laws, Security Ownership of Certain Beneficial Owners and Management, in Part III below, and Note 11 to the Company's Consolidated Financial Statements- Related Party Transactions, below.

SGRP's Certificate of Incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as SGRP's Board of Directors may establish in its discretion from time to time.

The Corporation filed a "Certificate of Designation of Series "B" Preferred Stock of SPAR Group, Inc.” (the "Preferred Designation") with the Secretary of State of Delaware, which designation had been approved by the Board on January 25, 2022. The Preferred Designation created a series of 2,000,000 shares of Preferred Stock designated as "Series B Preferred Stock” with a par value of $.01 per share (the "Preferred Stock"). The Preferred Stock shares do not carry any voting or dividend rights and automatically convert on vesting into the SGRP Common Stock on a 1 for 1.5 basis. See Note 11 to the Company's Consolidated Financial Statements - Related Party Transactions, below. However, the holders of the Series B Preferred Stock have a liquidation preference over the SGRP Common Stock and vote together for matters pertaining only to the Series B Preferred Stock (such as amending SGRP's Certificate of Designation of Series B Preferred Stock) where only the holders of the Series B Preferred Stock are entitled to vote. The holders of outstanding Series A Preferred Stock do not have the right to vote for directors or other matters submitted to the holders of the SGRP Common Stock.

On January 28, 2022, pursuant to the CIC Agreement, the Company issued to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock, which have all vested and automatically converted into 3,000,000 SGRP Shares pursuant to the 1:1.5 conversion ratio set forth in the Preferred Designation and the CIC Agreement. See Note 11 to the Company's Consolidated Financial Statements - Related Party Transactions, below.

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

SGRP Common Stock Issuances

During 2024 and 2023, the Corporation issued respectively 1,208,742 and 387,306 SGRP Shares (including Treasury Shares and new shares of SGRP Common Stock) in support of its requirement to satisfy the conversion of vested and surrendered Series B Preferred Stock (see above), benefit awards and stock purchase plans, including employee Restricted Stock Units that vested and settled with stock, and the exercise of vested employee stock options. See The Company's Capital Stock Generally, in Item 5 above, and Note 12 to the Company's Consolidated Financial Statements – Share Based Compensation, below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Consolidated Financial Statements

In this Annual report on Form 10-K/A, we have restated our previously issued consolidated financial statements as of December 31, 2024 and 2023.  Refer to the "Explanatory Note" at the beginning of this Form 10-K/A for more information on the restatement. As a result, we have also restated certain previously reported financial information in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, information within the "Results of Operations" and "Liquidity and Capital Resources" to conform the discussion with the appropriate restated amounts.  See "Item 8. Financial Statements and Supplementary Data and Note 3, Restatement of Previously Issued Consolidated Financial Statements for more information on the restatement.

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

EBITDA and Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). Adjusted EBITDA is defined as net (loss) income before (i) depreciation and amortization of long-lived assets, (ii) interest expense (iii) income tax expense, (iv) restructuring expenses, (v) impairment, (vi) nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations, (vii) special items as determined by management, and (viii) review of strategic alternatives, which includes primarily legal, consulting, and investment bank fees. In evaluating Adjusted EBITDA for the year ending December 31, 2024 Management has included adjusted EBITDA from discontinued operations for the time period that such discontinued operations were still owned by the Company.  Adjusted EBITDA is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with, US GAAP.

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

Our Consolidated EBITDA was approximately $3.7 million and $11.4 million for the years ended December 31, 2024 and 2023, respectively. The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2024	2023
(in thousands)	(As Restated)	(As Restated)
Consolidated Net Income (Loss) from continuing operations	$(1,806)	$2,351
Depreciation and amortization from continuing operations	1,553	1,827
Interest expense from continuing operations	2,191	2,231
Income tax expense from continuing operations	144	648
Other expense from continuing operations	171	346
EBITDA of discontinued operations	1,475	3,996
Subtotal of Adjustments to Consolidated Net Income	5,534	9,048
Consolidated EBITDA	$3,728	$11,399
Review of Strategic Alternatives	5,221	544
(Gain)/ loss on sale of businesses	(2,536)	408
Restructuring costs	-	28
Legal costs / Settlements - non-recurring	100	289
Share-based compensation	137	297
Consolidated Adjusted EBITDA	$6,650	$12,965
Adjusted EBITDA attributable to non-controlling interest	(1,034)	(3,022)
Consolidated Adjusted EBITDA attributable to SPAR Group, Inc.	$5,616	$9,943

Results of Operations

The following table sets forth selected financial data for the years indicated (dollars in millions):

	Year Ended December 31,
	2024		2023
	(As Restated)	%	(As Restated)	%
Net revenues	$163.6	100%	$187.9	100%
Related Party - Cost of revenues	-	-	5.2	2.8
Cost of revenues	130.0	79.5	138.2	73.6
Selling, general and administrative expense	33.9	20.7	36.6	19.5
(Gain) / Loss on sale of business	(2.5)	(1.5)	0.4	0.2
Depreciation and amortization	1.5	0.9	1.8	1.0
Interest expense	2.2	1.3	2.2	1.2
Other expense, net	0.2	0.1	0.3	0.2
Income (loss) from continuing operations before taxes	(1.7)	(1.0)	3.0	1.6
Income tax expense	0.1	0.1	0.6	0.3
Income (loss) from continuing operations	(1.8)	(1.1)	2.4	1.3
Net (loss) income from discontinued operations (net of tax)	(0.9)	(0.6)	2.4	1.3
Net income (loss)	(2.7)	(1.7)	4.8	2.5
Net income attributable to non-controlling interest	(0.5)	(0.3)	(0.9)	(0.5)
Net income (loss) attributable to SPAR Group, Inc.	$(3.2)	(2.0)%	$3.9	2.1%

Results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Net Revenues

Consolidated net revenues for the year ended December 31, 2024, were $ 163.6 million compared to $ 187.9 million for the year ended December 31, 2023, a decrease of $ 24.3 million or 12.9% This decrease in revenue was primarily driven by the sale of all international joint ventures during various times throughout the year, excluding Brazil, which is classified as discontinued operations in 2024 and 2023.

The Americas net revenues totaled $ 144.0 million and $ 128.8 million for the years ended December 31, 2024 and 2023, respectively. The increase of $ 15.2 million or 11.8% is the result of 11% revenue growth in the United States, due to continued strength and rebound in the remodel business.  Additionally, Canada's revenue grew 15% in 2024.

The Asia-Pacific net revenues totaled $ 11.3 million and $ 24.5 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $ 13.2 million or 53.9%. The decline in revenues at Asia-Pacific is due to the exit of all joint ventures in the region in 2024, compared to a full year of revenues in the prior year.

The EMEA net revenues totaled $ 8.3 million and $ 34.6 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $ 26.3 million or 76.0%. The decline in revenues is due to the exit of our South African joint venture in 2024.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 79.5% of net revenue for the year ended December 31, 2024 compared to 76.3% of net revenues for the year ended December 31, 2023. The decline in margin in 2024 was driven by significant growth in revenue from the remodel business, which is lower margin than the traditional merchandising business.

The Americas cost of revenue as a percent of net revenue was 79.1% and 73.8% for the years ended December 31, 2024 and 2023, respectively. The increase in cost of 5.3% was the result of higher costs in our owned U.S. business related to the high proportion of revenue growth in the remodel business. These higher costs were partially offset by a partial year impact of the exit of Mexico, which is traditionally a lower margin business than those in the U.S. and Canada.

The Asia-Pacific cost of revenue as a percent of net revenue was 80.5% and 67.3% for the years ended December 31, 2024 and 2023, respectively. Margins declined in Asia-Pacific due to lower margins in China and the full year impact of the sale of Australia, which had high margins in 2023. As of December 31, 2024, the Company has exited all business in Asia-Pacific.

The EMEA cost of revenue as a percent of net revenue was 84.3% and 76.9% for the years ended December 31, 2024 and 2023, respectively. This decrease in gross margin is due to (i) additional variable expenses in the cost of sales, (ii) government imposed wage increases (8.5%) ahead of inflation (5.3%) at a time when the economy is under pressure which forced margin reduction in contract renegotiations. The Company exited the EMEA region in the first quarter of 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately  $ 33.9 million, or  20.7% of net revenue, and approximately  $ 36.6 million, or  19.5% of net revenue for the years ended  December 31, 2024 and 2023, respectively. Selling, general and administrative expenses for the year-ended  December 31, 2024 includes expenses of approximately $5.5 million related to our consideration of strategic alternatives, costs to execute sale of joint ventures, and transaction costs associated with Highwire capital. Absent these costs, which are not on-going in nature, Selling, general and administrative expenses were 16.9% of net revenue in 2024.

The Americas selling, general and administrative expenses totaled $ 29.6 million and $ 23.2 million for the years ended December 31, 2024 and 2023, respectively. Costs were essentially flat to prior year after considering the 2024 impact of higher costs associated with the evaluation of strategic alternatives, which are temporary in nature.

The Asia-Pacific selling, general and administrative expenses totaled $ 3.1 million and $ 8.4 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $ 5.3 million, or 63.1% is primarily attributable to the exit of international joint ventures by the end of the third quarter of 2024.

The EMEA selling, general and administrative expenses totaled $ 1.1 million and $ 5.0 million for the years ended December 31, 2024 and 2023, respectively. EMEA was exited in second quarter of 2024.

Depreciation and Amortization

Depreciation and amortization expense was approximately $ 1.6 million and $ 1.8 million for the years ended December 31, 2024 and 2023, respectively.

Interest Expense

The Company's interest expense was $ 2.2 million and $ 2.2 million for the years ended December 31, 2024 and 2023, respectively.

The America interest expense was $ 2.1 million and $ 1.7 million for the years ended December 31, 2024 and 2023, respectively. The increase was due to higher debt balances resulting from, among other factors, the legal obligation to have balance sheet cash of no less than $14.2 million at the closing date of the Highwire merger.

Other Expense, Net

Other expense, net was $ 0.2 and $ 0.3 million for the years ended December 31, 2024 and 2023, respectively.

Income Tax Expense

The Company had income tax expense of $ 0.1 million from continuing operations, with an effective tax rate of (8.7)% and $ 0.6 million, with an effective rate of 21.6%, for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, our effective income tax rate varied from the U.S. federal statutory rate of 21% primarily as a result of Brazilian withholding taxes, foreign disregarded income, and permanent differences.

Net income attributable to non-controlling interest

Net income attributable to noncontrolling interest was $ 0.5 million and $ 0.9 million for the years ended December 31, 2024 and 2023, respectively.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 2 to the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. These policies have been consistently applied in all material respects and address matters such as impairment of long-lived assets, intangible assets, and goodwill, revenue recognition, allowance for credit losses, and internal use software. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate under the circumstances.

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

Based on management’s assessment, the Company established an allowance for credit losses of $0.4  million and $1.5  million at December 31, 2024 and 2023, respectively. Credit loss expense was $ 0.1  million and $ 0.3  million for the years ended December 31, 2024 and 2023, respectively.

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

See the sections titled "Summary of Significant Accounting Policies— Recently Adopted Accounting Pronouncements” and "—Recently issued accounting pronouncements not yet adopted” in Note 2 to the Company's Consolidated Financial Statements, Summary of Significant Accounting Policies, included elsewhere in this Annual Report on Form 10‑K/A.

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

The Company is a party to various domestic and international credit facilities. These various domestic and international credit facilities require compliance with their respective financial covenants. For the year ended December 31, 2024, the Company was in compliance with all financial covenants under these arrangements. See Note 5 to the Company's Consolidated Financial Statements, Debt, included elsewhere in this Annual Report on Form 10-K/A.

Cash Flows for the Years Ended December 31, 2024 and 2023

Net cash used in operating activities was $ (0.7) million for the year ended December 31, 2024 and net cash provided by operating activities was $ 6.8 million for the year ended December 31, 2023. The year-over-year decrease in net cash provided by operating activities was primarily due to the sale of Brazil and South Africa, which generated strong operating cash flows in 2023. This impact was partially offset by improved working capital management in the US.

Net cash provided by investing activities for the year ended December 31, 2024 was $ 9.9 million, compared to cash used in investing activities of $ (2.3) million for the year ended December 31, 2023.  The net cash provided by investing activities was primarily attributable to the sale of international joint ventures, net of transaction costs.

Net cash used in financing activities for the year ended December 31, 2024 was approximately $ (1.7) million compared to $ (3.0) million used in financing activities in 2023. The year-over-year increase in cash from financing activities was driven by an increase in borrowing under lines of credit.

For the year ended December 31, 2024, the Company experienced a net increase in cash and cash equivalents amounting to approximately $ 7.5 million, net of the impact of foreign exchange rate fluctuations. The overall increase in cash was driven by proceeds from the sale of international joint ventures as well as improved working capital management.

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

	Year Ended December 31,
(in thousands, except per share amounts)	2024 (As Restated)	2023 (As Restated)
GAAP Net (Loss) Income attributable to SPAR Group, Inc.	$(3,150)	$3,902
GAAP Earnings (Loss) per share (basic)	(0.13)	0.17
Adjustment to reflect what management believes is true economic gain on Brazil joint venture sale	7,556	-
EPS impact of adjustment (basic)	0.32	-
Non-GAAP Net Income	4,406	-
Non-GAAP basic Earnings per share	0.19	-

Restatement of Quarterly Financial Data

As explained further in the "EXPLANATORY NOTE" at the beginning of this Form 10-K/A, the Company has restated its previously issued unaudited interim financial statements for the three and six months ended June 30, 2024 and the three and nine months ended September 30, 2024 (the “Non-Reliance Periods”), and the respective periods in 2023 for comparison purposes.  Detailed restatements of the Company's condensed consolidated quarterly financial statements are provided in Note 17 – Restatement of Quarterly Financial Information (Unaudited) in the accompanying notes to the consolidated financial statements.

The following unaudited quarterly statements of operations data for the quarter ended June 30, 2024 and for the quarter ended September 30, 2024 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K/A and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K/A.

	Three months ended
	June 30, 2024	September 30, 2024
	As Restated	As Restated

Net revenues	$43,402	$37,788
Related party - cost of revenues	-	-
Cost of revenues	34,438	29,346
Gross profit	8,964	8,442
Selling, general and administrative expense	8,068	8,558
Loss on sale of business	1,411	960
Depreciation and amortization	451	454
Operating loss	(966)	(1,530)
Interest expense	590	582
Other (income) expense, net	(296)	472
Loss before income tax expense from continuing operations	(1,260)	(2,584)
Income tax expense (benefit)	934	(2,314)
Loss from continuing operations	(2,194)	(270)

Discontinued Operations
Income from discontinued operations	552	-
Loss on disposal of business	(1,188)	-
Income tax (expense) benefit	(613)	-
Net (loss) income from discontinued operations	(1,249)	-

Net loss	(3,443)	(270)
Net (income) loss attributable to non-controlling interest	(448)	88
Net loss attributable to SPAR Group, Inc.	$(3,891)	$(182)
Basic loss per common share attributable to SPAR Group, Inc. from continuing operations	$(0.12)	$(0.01)
Diluted loss per common share attributable to SPAR Group, Inc. from continuing operations	$(0.11)	$(0.01)
Basic loss per common share attributable to SPAR Group, Inc. from discontinued operations	$(0.05)	$-
Diluted loss per common share attributable to SPAR Group, Inc. from discontinued operations	$(0.05)	$-
Basic loss per common share attributable to SPAR Group, Inc.	$(0.17)	$(0.01)
Diluted loss per common share attributable to SPAR Group, Inc.	$(0.16)	$(0.01)
Weighted-average common shares outstanding – basic	23,786	23,435
Weighted-average common shares outstanding – diluted	24,010	23,435

Net loss	$(3,443)	$(270)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,372	(72)
Comprehensive loss	(2,071)	(342)
Comprehensive (income) loss attributable to non-controlling interest	(393)	45
Comprehensive loss attributable to SPAR Group, Inc.	$(2,464)	$(297)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

See Item 15 of this Annual Report on Form 10-K/A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, as our principal financial and accounting officer, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/A and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

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

Material Weakness in Internal Control Over Financial Reporting

Management did not maintain effective controls related to the financial statement close process to ensure the completeness and accuracy of certain amounts and disclosures, specifically related to the preparation and review of balance sheet account reconciliations and presentation of segment disclosures. This material weakness resulted in errors in revenue, expense, accrual accounts, and prepaid accounts at year end.

Management did not design and implement effective controls used in the financial close process over non-recurring transactions, including accounting for the deconsolidation and sale of the international components. This material weakness resulted in errors in the calculation and presentation of the sale of international components and the deconsolidation of one subsidiary.

Remediation Efforts

The Company has begun the process of, and is focused on, designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate the material weaknesses identified above. The Company's internal control remediation efforts include the following:

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

"Reference is made below to SGRP’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which SGRP filed pursuant to Regulation 14A on May 23, 2025, with the meeting held on June 12, 2025. For clarity (and without limitation), information appearing in the sections of such Proxy Statement entitled "PROPOSAL 3 – ADVISORY VOTE ON EXECUTIVE COMPENSATION”, "PROPOSAL 4 – ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION”, and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS” shall not be deemed to be incorporated by reference in this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth under the captions "The Board of Directors of the Corporation”, "Executives and Officers of the Corporation”, "Security Ownership of Certain Beneficial Owners and Management” and "Corporate Governance” in the 2025 Proxy Statement.

Item 11. Executive Compensation

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management”, "Executive Compensation, Directors and Other Information”, "Executive Compensation, Equity Awards and Options” and "Compensation Plans” in the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management”, "Executive Compensation, Equity Awards and Options” and "Compensation Plans” in the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth under the caption "Transactions with Related Persons, Promoters and Certain Control Persons” in the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth under the caption "PROPOSAL 2 – RATIFICATION, ON AN ADVISORY BASIS, OF THE APPOINTMENT OF BDO USA, P.C. AS THE COMPANY’S PRINCIPAL INDEPENDENT ACCOUNTANTS” in the 2025 Proxy Statement.

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

Item 16. Form 10-K/A Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By:	/s/ Michael R. Matacunas
Michael R. Matacunas
President and Chief Executive Officer

Dated as of: July 17, 2025

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

SIGNATURE	TITLE

/s/ Michael R. Matacunas	President, Chief Executive Officer and Director,
Michael R. Matacunas	(Principal Executive Officer)
Dated as of: July 17, 2025

/s/ James R. Gillis	Director
James R. Gillis
Dated as of: July 17, 2025

/s/ John Bode	Director
John Bode
Dated as of: July 17, 2025

/s/ Linda Houston	Director
Linda Houston
Dated as of: July 17, 2025

/s/ William H. Bartels	Director
William H. Bartels
Dated as of: July 17, 2025

Director
James R. Brown, Sr
Dated as of: July 17, 2025

Director
Panagiotis Lazaretos
Dated as of: July 17, 2025

/s/ Antonio Calisto Pato	Chief Financial Officer,
Antonio Calisto Pato	Treasurer and Secretary (Principal Financial and Accounting Officer)
Dated as of: July 17, 2025

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

Restatement of Previously Issued Financial Statements

As discussed in Notes 2 and 3 to the consolidated financial statements, the 2024 and 2023 consolidated financial statements have been restated to correct a misstatement.

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

Revenue Recognition

As indicated in Note 2 to the consolidated financial statements, the Company generates revenues by providing merchandising services to its customers, generally on a daily, weekly, or monthly basis. The Company recognizes revenues as the services are performed based on the contractually specified rate-per-driver metric(s) (i.e., rate per hour, rate per store visit or rate per unit stocked). For the year ended December 31, 2024, the Company’s net revenues were $163.6 million from continuing operations and $33.2 million from discontinued operations.

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

Troy, Michigan

May 16, 2025, except for the effects of the restatement discussed in Notes 2 and 3, as to which the date is July 17, 2025.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
	(As Restated)	(As Restated)
Net revenues	$163,629	$187,874
Related Party - Cost of revenues	-	5,197
Cost of revenues	130,032	138,240
Gross profit	33,597	44,437
Selling, general and administrative expense	33,880	36,626
(Gain) / loss on sale of business	(2,536)	408
Depreciation and amortization	1,553	1,827
Operating income	700	5,576
Interest expense	2,191	2,231
Other expenses, net	171	346
Income (loss) from continuing operations before taxes	(1,662)	2,999
Income tax expense	144	648
Income (loss) from continuing operations	(1,806)	2,351

Discontinued Operations
Income from discontinued operations	1,381	4,134
Loss on disposal of business	(1,188)	-
Income tax expense	(1,074)	(1,709)
Net (loss) income from discontinued operations	(881)	2,425
Net income (loss)	(2,687)	4,776
Net income attributable to non-controlling interest	(463)	(874)
Net income (loss) attributable to SPAR Group, Inc.	$(3,150)	$3,902
Basic earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$(0.09)	$0.07
Diluted earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$(0.09)	$0.06
Basic earnings (loss) per common share attributable to SPAR Group, Inc. from discontinued operations	$(0.04)	$0.10
Diluted earnings (loss) per common share attributable to SPAR Group, Inc. from discontinued operations	$(0.04)	$0.10
Basic earnings (loss) per common share attributable to SPAR Group, Inc.	$(0.13)	$0.17
Diluted earnings (loss) per common share attributable to SPAR Group, Inc.	$(0.13)	$0.16
Weighted average common shares – basic	23,555	23,333
Weighted average common shares – diluted	23,729	24,455

Net income (loss)	$(2,687)	$4,776
Other comprehensive income (loss):

Foreign currency translation adjustments	(1,553)	1,283
Comprehensive income (loss)	(4,240)	6,059
Comprehensive income attributable to non-controlling interest	(172)	(317)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$(4,412)	$5,742

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$18,221	$4,491
Accounts receivable, net	24,766	43,106
Prepaid expenses and other current assets	3,009	2,264
Current assets of discontinued operations	-	26,248
Total current assets	45,996	76,109

Property and equipment, net	2,015	2,717
Operating lease right-of-use assets	630	1,931
Goodwill	856	1,294
Intangible assets, net	841	1,178
Deferred income taxes	4,259	3,322
Other assets	1,834	1,727
Non-current assets of discontinued operations	-	2,003
Total assets	$56,431	$90,281

Liabilities and equity
Current liabilities:
Accounts payable	$8,767	$4,815
Accrued expenses and other current liabilities	3,533	4,710
Due to affiliates	-	3,205
Customer incentives and deposits	892	1,905
Lines of credit and short-term loans	16,082	17,530
Current portion of long-term debt	500	-
Current operating lease liabilities	276	945
Current liabilities of discontinued operations	-	15,455
Total current liabilities	30,050	48,565
Operating lease liabilities, less current portion	353	986
Long-term debt	1,722	310
Non-current liabilities of discontinued operations	-	174
Total liabilities	32,125	50,035

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

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Interest	Equity

Balance at January 1, 2023	22,961	$229	855.00	$9	205	$(285)	$20,708	$(4,941)	$6,707	$15,634	$38,061

Share-based compensation	–	–	–	–	–	–	297	–	–	–	297
Conversion of Series B convertible preferred stock	307	3	(205)	(2)	–	–	(1)	–	–	–	–
Retirement of Shares	(27)	–	–	–	–	–	–	–	–	–	–
Payments to Acquire NCI	–	–	–	–	–	–	–	–	–	(460)	(460)
Sale of Joint Ventures	–	–	–	–	–	–	–	–	–	(694)	(694)
Distribution to non-controlling investors	–	–	–	–	–	–	–	–	–	(3,017)	(3,017)
Other comprehensive income (loss), net of tax	–	–	–	–	–	–	–	1,600	–	(317)	1,283
Net income	–	–	–	–	–	–	–	–	3,902	874	4,776
Balance at December 31, 2023	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246

Share-based compensation	–	–	–	–	–	–	137	–	–	–	137
Conversion of Series B convertible preferred stock	975	10	(650)	(7)	–	–	(1)	–	–	–	2
Exercise of stock options	233	2	–	–	–	–	(398)	–	–	–	(396)
Purchase of treasury shares	(1,000)	(10)	–	–	1,000	(1,790)	–	–	–	–	(1,800)
Sale of Joint Ventures	–	–	–	–	–	–	–	3,524	–	(10,616)	(7,092)
Purchase of non-controlling interest	–	–	–	–	–	–	(856)	–	–	(1,695)	(2,551)
Other comprehensive loss	–	–	–	–	–	–	–	(1,381)	–	(172)	(1,553)
Net income (loss)	–	–	–	–	–	–	–	–	(3,150)	463	(2,687)
Balance at December 31, 2024	23,449	$234	$-	$-	1,205	$(2,075)	$19,886	$(1,198)	7,459	$-	$24,306

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(2,687)	$4,776
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	1,553	1,827
Amortization of operating lease assets	545	875
Provision for expected credit losses	128	88
Deferred income tax expense/(benefit)	(1,500)	1,258
Share based compensation	137	297
(Gain) loss on disposal of business	(2,536)	408
Changes in operating assets and liabilities, net of business disposals:
Accounts receivable	(2,089)	246
Prepaid expenses and other assets	416	(1,350)
Accounts payable	7,459	(2,010)
Operating lease liabilities	(541)	(875)
Accrued expenses, other current liabilities and customer incentives and deposits	(1,124)	(1,919)
Net cash (used in) provided by operating activities of continuing operations	(239)	3,621
Net cash (used in) provided by operating activities of discontinued operations	(426)	3,200
Net cash (used in) provided by operating activities	(665)	6,821
Cash flows from investing activities:
Proceeds from sale of joint ventures, net of cash transferred	7,259	(1,067)
Purchases of property and equipment and internal use software	(1,129)	(1,194)
Net cash provided by (used in) investing activities of continuing operations	6,130	(2,261)
Net cash provided by (used in) investing activities of discontinued operations	3,751	(8)
Net cash provided by (used in) investing activities	9,881	(2,269)
Cash flows from financing activities:
Borrowings under lines of credit	132,133	103,742
Repayments under lines of credit	(128,347)	(104,845)
Payment of notes to seller	(1,843)	–
Repurchase of common stock	(1,800)	–
Distribution to non-controlling investors	-	(426)
Payments to acquire noncontrolling interests	(500)	(473)
Proceeds from long-term debt	15	930
Payments on term debt	-	(701)
Net cash used in financing activities of continuing operations	(341)	(1,773)
Net cash used in financing activities of discontinued operations	(1,315)	(1,247)
Net cash used in financing activities	(1,656)	(3,020)

Effect of foreign exchange rate changes on cash	(58)	(158)
Net increase in cash and cash equivalents	7,502	1,374
Cash and cash equivalents at beginning of year	10,719	9,345
Cash and cash equivalents at end of year	$18,221	$10,719
Less cash and cash equivalents of discontinued operations	-	6,228
Cash and cash equivalents from continuing operations	$18,221	$4,491

Supplemental disclosure of cash flows information
Interest paid	$2,059	$2,331
Income taxes paid	$277	$1,585
Promissory notes issued to Resource Plus non-controlling interest	$2,500	$-

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

Restatement of Previously Issued Consolidated Financial Statements

As described in Note 3, Restatement of Previously Issued Consolidated Financial Statements, our consolidated financial statements for fiscal years 2024 and 2023 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (this “Amendment No.1”, this “Annual Report” or this “Form 10-K/A”) to reflect the corrections related to the recognition of the Company's operations in its Brazilian joint venture as discontinued operations and corrections to certain tables in Note 13, Segment Information. The restated consolidated financial statements are indicated as “Restated” in the audited consolidated financial statements and accompanying notes, as applicable. See Note 3, Restatement of Previously Issued Consolidated Financial Statements for further discussion.

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

The Company provides similar merchandising, marketing and business services throughout the world and has three reportable regional segments: (i) Americas, which is comprised of United States, Canada, and Mexico; (ii) Asia-Pacific ("APAC”), which is comprised of Japan, China, and India; and (iii) Europe, Middle East and Africa ("EMEA”), which is comprised of South Africa. Certain corporate expenses have been allocated to segments based on each segment’s revenue as a percentage of total company revenue. Brazil was previously included in the Americas segment. Due to the reclassification of the Brazilian joint venture as discontinued operations, this component has been removed from the Americas segment reporting.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances with high quality financial institutions and periodically evaluates the creditworthiness of such institutions. At times, the Company’s cash and cash equivalents balances with individual banking institutions are in excess of insured limits. The Company does not believe it is exposed to significant credit risk and the Company has not experienced any losses related to its cash and cash equivalents balances. As a result of the reclassification of Brazil to discontinued operations, the Company had one client in 2024 whose revenue represented more than 10% of consolidated revenue from continuing operations (10.5%, or approximately $17.3 million).  The revenue is included in the Americas segment.  The Company did not have any clients that represented 10% or more of the Company's consolidated revenue from continuing operations for the year ended December 31, 2023.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3.  Restatement of Previously Issued Consolidated Financial Statements (as Restated)

Subsequent to filing the Company's December 31, 2024 form 10-K on May 16, 2025, the Company determined that the sale of its Brazilian joint venture (see Note 11, Related Party Transactions) represented a strategic shift in the Company's operations that will have a significant impact to the financial statements.  As such, the Company has restated its December 31, 2024 and 2023 audited financial statements to reflect the Brazilian joint venture as discontinued operations.  The Company has also restated impacted amounts within the accompanying Notes to Consolidated Financial Statements. Below are tables that reconcile the previously filed audited financial statements with the "as restated" financial statements in this Form 10-K/A:

The following tables reflect the impact of the restatements to the specific line items presented in the Company’s previously reported Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2024 and 2023 (in thousands, except per share data).

	Year Ended December 31			Year Ended December 31
	2024			2023
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated

Net revenues	$196,814	$(33,185)	$163,629	$262,747	$(74,873)	$187,874
Related party - cost of revenues	-	-	-	5,197	-	5,197
Cost of revenues	158,357	(28,325)	130,032	202,070	(63,830)	138,240
Gross profit	38,457	(4,860)	33,597	55,480	(11,043)	44,437
Selling, general and administrative expense	37,265	(3,385)	33,880	43,673	(7,047)	36,626
(Gain) / Loss on sale of business	(1,348)	(1,188)	(2,536)	408	-	408
Depreciation and amortization	1,616	(63)	1,553	2,001	(174)	1,827
Operating income (loss)	924	(224)	700	9,398	(3,822)	5,576
Interest expense (income)	2,222	(31)	2,191	1,919	312	2,231
Other expense, net	171	-	171	346	-	346
Income (loss) before income tax expense	(1,469)	(193)	(1,662)	7,133	(4,134)	2,999
Income tax expense (benefit)	1,218	(1,074)	144	2,357	(1,709)	648
Income (loss) from continuing operations	(2,687)	881	(1,806)	4,776	(2,425)	2,351

Discontinued Operations
Income from discontinued operations	-	1,381	1,381	-	4,134	4,134
Loss on disposal of business	-	(1,188)	(1,188)	-	-	-
Income tax expense	-	(1,074)	(1,074)	-	(1,709)	(1,709)
Net (loss) income from discontinued operations	-	(881)	(881)	-	2,425	2,425

Net income (loss)	(2,687)	-	(2,687)	4,776	-	4,776
Net income attributable to non-controlling interest	(463)	-	(463)	(874)	-	(874)
Net income (loss) attributable to SPAR Group, Inc.	$(3,150)	$-	$(3,150)	$3,902	$-	$3,902
Basic earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$(0.13)	$0.04	$(0.09)	$0.17	$(0.10)	$0.07
Diluted earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$(0.13)	$0.04	$(0.09)	$0.16	$(0.10)	$0.06
Basic earnings (loss) per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$(0.04)	$(0.04)	$-	$0.10	$0.10
Diluted earnings (loss) per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$(0.04)	$(0.04)	$-	$0.10	$0.10
Basic earnings (loss) per common share attributable to SPAR Group, Inc.	$(0.13)	$-	$(0.13)	$0.17	$-	$0.17
Diluted earnings (loss) per common share attributable to SPAR Group, Inc.	$(0.13)	$-	$(0.13)	$0.16	$-	$0.16
Weighted-average common shares outstanding – basic	23,555	-	23,555	23,333	-	23,333
Weighted-average common shares outstanding – diluted	23,729	-	23,729	24,455	-	24,455

Net income (loss)	$(2,687)	$-	$(2,687)	$4,776	$-	$4,776
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,553)	–	(1,553)	1,283	–	1,283
Comprehensive income (loss)	(4,240)	-	(4,240)	6,059	-	6,059
Comprehensive income attributable to non-controlling interest	(172)	-	(172)	(317)	-	(317)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$(4,412)	$-	$(4,412)	$5,742	$-	$5,742

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables reflect the impact of the restatements to the specific line items presented in the Company’s previously reported Consolidated Balance Sheets as of December 31, 2023 (in thousands, except share and per share data).

	December 31, 2023
	As Previously Reported	Adjustment	Restated

Assets
Current assets:
Cash and cash equivalents	$10,719	$(6,228)	$4,491
Accounts receivable, net	59,776	(16,670)	43,106
Prepaid expenses and other current assets	5,614	(3,350)	2,264
Current assets of discontinued operations	-	26,248	26,248
Total current assets	76,109	-	76,109
Property and equipment, net	2,871	(154)	2,717
Operating lease right-of-use assets	2,323	(392)	1,931
Goodwill	1,382	(88)	1,294
Intangible assets, net	1,180	(2)	1,178
Deferred income taxes, net	4,687	(1,365)	3,322
Other assets	1,729	(2)	1,727
Non-current assets of discontinued operations	-	2,003	2,003
Total assets	$90,281	$-	$90,281
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,488	$(4,673)	$4,815
Accrued expenses and other current liabilities	15,274	(10,564)	4,710
Due to affiliates	3,205	-	3,205
Customer incentives and deposits	1,905	-	1,905
Lines of credit and short-term loans	17,530	-	17,530
Current portion of operating lease liabilities	1,163	(218)	945
Current liabilities of discontinued operations	-	15,455	15,455
Total current liabilities	48,565	-	48,565
Operating lease liabilities, net of current portion	1,160	(174)	986
Long-term debt	310	-	310
Non-current liabilities of discontinued operations	-	174	174
Total liabilities	50,035	-	50,035
Commitments and contingencies – See Note 7
Stockholders' equity:
Preferred stock, Series - B. $.01 par value:
Authorized and available shares– 2,000,000 Issued and outstanding shares– 0 at December 31, 2024 and 650,000 at December 31, 2023	7	-	7
Common stock, $.01 par value:
Authorized shares – 47,000,000 Issued and outstanding shares – 23,449,701 at December 31, 2024 and 23,240,959 at December 31, 2023	232	-	232
Treasury stock, at cost 1,205,485 shares at December 31, 2024 and 205,485 Shares at December 31, 2023	(285)	-	(285)
Additional paid-in capital	21,004	-	21,004
Accumulated other comprehensive (loss)	(3,341)	-	(3,341)
Retained earnings	10,609	-	10,609
Total stockholders' equity attributable to SPAR Group, Inc.	28,226	-	28,226
Non-controlling interest	12,020	-	12,020
Total stockholders’ equity	40,246	-	40,246
Total liabilities and stockholders’ equity	$90,281	$-	$90,281

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables reflect the impact of the restatement to the specific line items presented in the Company's previously reported Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024
	As Previously Reported	Adjustment	Restated
Cash flows from operating activities:
Net loss	$(2,687)	$-	$(2,687)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,616	(63)	1,553
Amortization of operating lease assets	545	-	545
Provision for expected credit losses	128	-	128
Deferred income tax benefit	(1,500)	-	(1,500)
Share based compensation	137	-	137
Gain on disposal of business	(1,348)	(1,188)	(2,536)
Changes in operating assets and liabilities, net of business disposals:
Accounts receivable	(5,656)	3,567	(2,089)
Prepaid expenses and other assets	(2,375)	2,791	416
Accounts payable	6,958	501	7,459
Operating lease liabilities	(541)	-	(541)
Accrued expenses, other current liabilities and customer incentives and deposits	4,058	(5,182)	(1,124)
Net cash (used in) provided by operating activities of continuing operations	(665)	426	(239)
Net cash used in operating activities of discontinued operations	-	(426)	(426)
Net cash used in operating activities	(665)	-	(665)
Cash flows from investing activities:
Proceeds from sale of joint ventures, net of cash transferred	11,020	(3,761)	7,259
Purchases of property and equipment and internal use software	(1,139)	10	(1,129)
Net cash provided by (used in) investing activities of continuing operations	9,881	(3,751)	6,130
Net cash provided by investing activities of discontinued operations	-	3,751	3,751
Net cash provided by investing activities	9,881	-	9,881
Cash flows from financing activities:
Borrowings under lines of credit	132,133	-	132,133
Repayments under lines of credit	(128,347)	-	(128,347)
Payment of notes to seller	(1,843)	-	(1,843)
Repurchase of common stock	(1,800)	-	(1,800)
Distribution to non-controlling investors	(1,315)	1,315	-
Payments to acquire noncontrolling interests	(500)	-	(500)
Proceeds from long-term debt	15	-	15
Net cash (used in) provided by financing activities of continuing operations	(1,657)	1,315	(341)
Net cash used in financing activities of discontinued operations	-	(1,315)	(1,315)
Net cash used in financing activities	(1,657)	-	(1,656)

Effect of foreign exchange rate changes on cash	(58)	-	(58)
Net increase in cash and cash equivalents	7,502	-	7,502
Cash and cash equivalents at beginning of year	10,719	-	10,719
Cash and cash equivalents at end of year	$18,221	$-	$18,221
Less cash and cash equivalents of discontinued operations	-	-	-
Cash and cash equivalents from continuing operations	$18,221	$-	$18,221

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2023
	As Previously Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$4,776	$-	$4,776
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,001	(174)	1,827
Amortization of operating lease assets	875	-	875
Provision for expected credit losses	88	-	88
Deferred income tax expense	921	337	1,258
Share based compensation	297	-	297
Loss on disposal of business	408	-	408
Changes in operating assets and liabilities, net of business disposals:
Accounts receivable	3,232	(2,986)	246
Prepaid expenses and other assets	2,082	(3,432)	(1,350)
Accounts payable	(2,960)	950	(2,010)
Operating lease liabilities	(875)	-	(875)
Accrued expenses, other current liabilities and customer incentives and deposits	(4,024)	2,105	(1,919)
Net cash (used in) provided by operating activities of continuing operations	6,821	(3,200)	3,621
Net cash provided by operating activities of discontinued operations	-	3,200	3,200
Net cash provided by operating activities	6,821	-	6,821
Cash flows from investing activities:
Proceeds from sale of joint ventures, net of cash transferred	(1,027)	(40)	(1,067)
Purchases of property and equipment and internal use software	(1,242)	48	(1,194)
Net cash provided by (used in) investing activities of continuing operations	(2,269)	8	(2,261)
Net cash used in investing activities of discontinued operations	-	(8)	(8)
Net cash used in investing activities	(2,269)	-	(2,269)
Cash flows from financing activities:
Borrowings under lines of credit	103,742	-	103,742
Repayments under lines of credit	(104,845)	-	(104,845)
Payment of notes to seller	-	-	-
Repurchase of common stock	-	-	-
Distribution to non-controlling investors	(1,673)	1,247	(426)
Payments to acquire noncontrolling interests	(473)	-	(473)
Proceeds from long-term debt	930		930
Payments on term debt	(701)	-	(701)
Net cash (used in) provided by financing activities of continuing operations	(3,020)	1,247	(1,773)
Net cash used in financing activities of discontinued operations	-	(1,247)	(1,247)
Net cash used in financing activities	(3,020)	-	(3,020)

Effect of foreign exchange rate changes on cash	(158)	-	(158)
Net increase in cash and cash equivalents	1,374	-	1,374
Cash and cash equivalents at beginning of year	9,345	-	9,345
Cash and cash equivalents at end of year	$10,719	$-	$10,719
Less cash and cash equivalents of discontinued operations	-	6,228	6,228
Cash and cash equivalents from continuing operations	$10,719	$(6,228)	$4,491

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Amounts included in the consolidated financial statements for discontinued operations are detailed below:

Summary of Results from Discontinued Operations
	Twelve Months Ended December 31,
$ in thousands	2024	2023
Net revenues	$33,185	$74,873
Cost of revenues	28,325	63,830
Gross profit	4,860	11,043
Selling, general, and administrative expenses	3,385	7,047
Loss on disposal of business	1,188	-
Depreciation and amortization	63	174
Income from operations before tax	224	3,822
Income tax expense	1,074	1,709
Interest expense (income)	31	(312)
Income (loss) from discontinued operations, net of tax	$(881)	$2,425

Summary of assets and liabilities of discontinued operations
$ in thousands	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$-	$6,228
Accounts receivable, net	-	16,670
Prepaid expenses and other current assets	-	3,350
Total current assets	-	26,248
Property and equipment, net	-	154
Operating lease right-of-use assets	-	392
Goodwill	-	88
Intangible assets, net	-	2
Deferred income taxes, net	-	1,365
Other assets	-	2
Total assets	-	28,251

Liabilities:
Current Liabilities:
Accounts payable	-	4,673
Accrued expenses and other current liabilities	-	10,564
Current portion of operating lease liabilities	-	218
Total current liabilities	-	15,455
Operating lease liabilities, net of current portion	-	174
Total liabilities	$-	$15,629

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

While preparing this Form 10-K/A, management identified a separate, unrelated presentation error in the Segment Information footnote involving four tables that were not accurately reported. Below are restated segment disclosures that correct the presentation error and the restatement of discontinued operations:

	Year Ended December 31
	2024
$ in thousands	As Previously Reported	Reclass Adjustment	Discontinued Operations Adjustment	Restated
Interest expense
Americas	$65	$2,092	$(31)	$2,126
Asia - Pacific	2,157	(2,092)	-	65
EMEA	-	-	-	-
Total Interest expense	$2,222	$-	$(31)	$2,191

	As Previously Reported	Reclass Adjustment	Discontinued Operations Adjustment	Restated
Income (loss) before income tax expense
Americas	$(4,990)	$5,737	$(193)	$554
Asia - Pacific	6,338	(7,402)	-	(1,064)
EMEA	(2,817)	1,665	-	(1,152)
Total Income (loss) before income tax expense	$(1,469)	$-	$(193)	$(1,662)

	As Previously Reported	Reclass Adjustment	Discontinued Operations Adjustment	Restated
Net income (loss)
Americas	$(6,233)	$5,737	$881	$385
Asia - Pacific	6,402	(7,402)	-	(1,000)
EMEA	(2,856)	1,665	-	(1,191)
Total Net income (loss)	$(2,687)	$-	$881	$(1,806)

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Supplemental Balance Sheet Information

	December 31,
Accounts receivable, net, consists of the following:	2024	2023
(in thousands)
Trade	$12,059	$37,692
Unbilled	9,284	3,768
Non-trade	3,834	3,107
Gross accounts receivable	25,177	44,567
Less allowance for credit losses	(411)	(1,461)
Accounts Receivable, net	$24,766	$43,106

	December 31,
Activity in allowance for credit losses	2024	2023
(in thousands)
Beginning balance in allowance for credit losses	$1,461	$1,654
Current provision for expected credit losses	128	261
Allowances associated with businesses sold	(12)	(281)
Write-offs charged against the allowance	(1,166)	(126)
Recoveries of amounts previously written off	-	(47)
Ending balance in allowance for credit losses	$411	$1,461

	December 31,
Property and equipment consist of the following:	2024	2023
(in thousands)
Equipment	$4,060	$4,513
Furniture and fixtures	591	2,293
Leasehold improvements	384	366
Capitalized internal use software costs	18,967	18,113
	24,002	25,285
Less accumulated depreciation and amortization	(21,987)	(22,568)
Property and equipment, net	$2,015	$2,717

Depreciation expense from continuing operations (including amortization of internal use software and intangible assets as described below) was $1.6 million and $1.8 million for the years ended  December 31, 2024 and 2023, respectively. The Company capitalized $1.0 million and $1.0 million of costs related to internal use software in the years ended  December 31, 2024 and 2023. The Company recognized approximately $1.3 million and $1.1 million of amortization expense related to internal use software for the years ended  December 31, 2024 and 2023, respectively.

	Americas	Asia-Pacific	EMEA	Total
Goodwill
(in thousands)
Balance at January 1, 2023
Aggregate goodwill acquired	$1,270	-	438	1,708
Change in goodwill due to impact of foreign currency	7	-	-	7
Impact of Discontinued Operations	(88)	-	-	(88)
Sale of business	(333)	-	-	(333)
Balance at December 31, 2023	856	-	438	1,294
Sale of business	-	–	(438)	(438)
Balance at December 31, 2024	$856	$-	$-	$856

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Supplemental Balance Sheet Information (continued)

Intangible Assets

	December 31,
Intangible assets consist of the following:	2024	2023
(in thousands)
Customer contracts and lists	$-	$3,011
Trade names	900	900
Patents	870	870
Gross intangible assets	1,770	4,781
Less accumulated amortization	(929)	(3,603)
Intangible assets, net	$841	$1,178

The decline in gross intangible assets of $3 million is due to the sale of the remaining international Joint Ventures.

The Company is amortizing its intangible assets over lives ranging from 5 to 25 years. Amortization expense for the years ended  December 31, 2024 and 2023 was approximately $0.2 million and $0.4 million, respectively.

The annual amortization for each of the following years succeeding  December 31, 2024 is summarized as follows (in thousands):

(in thousands)
Year	Amount
2025	$133
2026	133
2027	36
2028	36
2029	36
Thereafter	467
Total	$841

	December 31,
Accrued expenses and other current liabilities:	2024	2023
(in thousands)
Taxes payable	$137	$584
Accrued salaries and wages	1,644	995
Accrued accounting and legal expenses	-	0
Accrued third party labor	131	1,477
Other	1,621	1,654
Accrued expenses and other current liabilities	$3,533	$4,710

5. Debt

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Debt (continued)

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Debt (continued)

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

6. Income Taxes

Beginning in 2018, the Tax Cuts and Jobs Act (the "Act”) included two (2) new U.S. corporate tax provisions, the global intangible low-taxed income regime ("GILTI”) and the base-erosion and anti-abuse tax ("BEAT”). The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. The Company has elected to treat GILTI as a period cost. The Company evaluated the GILTI provision resulting in a financial statement impact of approximately $0.28 million and $0 for the years ended December 31, 2024 and December 31, 2023, respectively. The Company is below the three-year average gross receipts threshold for BEAT to apply.

Income (loss) from continuing operations before income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$668	$(1,424)
Foreign	(2,330)	4,423
Total	$(1,662)	$2,999

The income tax expense (benefit) from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$21	$(54)
Foreign from continuing operations	1,401	826
State	222	150

Deferred:
Federal	(1,196)	(145)
Foreign	(114)	(133)
State	(190)	4
Net expense	$144	$648

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Income Taxes (continued)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (dollars in thousands):

	Year Ended December 31,
	2024	Rate	2023	Rate
Provision for income taxes at federal statutory rate	$(349)	21.0%	$630	21.0%
State income taxes, net of federal benefit	32	(1.9)%	123	4.1%
Permanent differences	(136)	8.2%	91	3.0%
Section 162(m) adjustment	245	(14.7)%	55	1.8%
Return to provision adjustment	(10)	0.6%	(339)	(11.3)%
Foreign tax rate differential	(288)	17.3%	277	9.2%
GILTI tax	284	(17.1)%	-	-
Sale of membership interest	-	0.0%	149	5.0%
Sale of foreign entities	(369)	22.2%	-	-
Transaction costs	118	(7.1)%	-	-
Withholding tax	1,046	(62.9)%	-	-
Subpart F Income	213	(12.8)%	-	-
Foreign tax credit	(556)	33.5%	-	-
Foreign disregarded income	292	(17.6)%	-	-
Change in valuation allowance	(2)	0.1%	(268)	(8.9)%
Discontinued operations SG&A allocation	(430)	25.9%	(101)	(3.4)%
Other	54	(3.3)%	31	1.0%
Net expense	$144	(8.7)%	$648	21.6%

Deferred taxes from continuing operations consist of the following (in thousands):	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$389	$1,656
Capital loss carry forwards	–	58
Federal research and development credit	164	240
Foreign withholding tax	872	316
Accrued payroll	4	155
Transaction costs	753	-
Allowance for credit losses and other receivable	93	63
Share-based compensation expense	258	253
Business interest limitation	889	519
Operating lease liability	128	504
Capitalized software development costs	277	63
Other	891	620
Total deferred tax assets, gross	4,718	4,447
Valuation allowance	-	(242)
Total deferred tax assets	4,718	4,205

Deferred tax liabilities:
Goodwill & Intangible assets of subsidiaries	291	324
Right to use asset	127	504
Depreciation	41	55
Total deferred tax liabilities	459	883
Net deferred income taxes	$4,259	$3,322

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Preferred Stock

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

11. Related Party Transactions

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

Agreement to sell the Company’s ownership interest in its Chinese Joint Venture

On  February 23, 2024, the Company entered into an agreement to sell its 51% ownership interest in SPAR (Shanghai) Marketing Management Co., Ltd. to Shanghai Jingbo Enterprise Consulting Co., Ltd. and Shanghai Wedone Marketing Management Co. Ltd.  The total price paid to the Company is $200,000. The sale was completed in April 2024. The Company has recognized a loss of $1.1 million in the second quarter of 2024 as a result of this transaction, which is presented within “Loss on disposal of business” in the Consolidated Statements of Operations and Comprehensive (Loss) Income from discontinued operations. The company has no continuing involvement in SPAR (Shanghai) Marketing Management Co., Ltd.

Agreement to sell the Company’s Brazilian subsidiary that owns its interest in its Brazilian Joint Venture

On  March 26, 2024, the Company signed a share purchase agreement with JK Consultoria Empresarial Ltda. ("JKC") for JKC to acquire the Company's Brazilian holding company (which in turn owns the Company's 51 percent interest in its Brazilian joint venture subsidiary) for BRL 58.9 million or approximately $11.8 million. Closing of the sale occurred in  June 2024. The Company has recognized a loss of $1.2 million in the second quarter of 2024 as a result of this transaction, which is presented within “(Gain) / Loss on sale of business” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The company has no continuing involvement in the Brazilian Joint Venture.

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

12. Share Based Compensation

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

12. Share Based Compensation (continued)

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

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2023	513,100	$1.63	2.16	$68
Granted	–	–	–	–
Exercised / cancelled	-	–	–	–
Forfeited or expired	(291,100)	2.10	–	–
Outstanding at December 31, 2023	222,000	1.01	3.27	12
Granted	–
Exercised / cancelled	(79,000)	$0.97		98
Forfeited or expired	(56,000)
Outstanding at December 31, 2024	87,000	$1.01	2.66	$73
Exercisable at December 31, 2024	87,000	$1.01	2.66	$73

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

12. Share Based Compensation (continued)

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

12. Share Based Compensation (continued)

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

.

13. Segment Information

The Company has three reportable geographic segments: Americas, Asia-Pacific, and EMEA. The Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (CODM), regularly reviews financial information for each segment, including net revenues, selling, general and administrative expense, depreciation and amortization, interest expense, other expense (income), net income (loss) from continuing operations before income tax expense, income tax expense (benefit), and net income (loss) from continuing operations. These measures are used by the CODM to assess segment performance, make decisions regarding resource allocation, and evaluate current operating results and long-term strategic opportunities in each geographic market.  As detailed in Note 2, Summary of Significant Accounting Policies, and Note 3, Restatement of Previously Issued Consolidated Financial Statements, the presentation of certain amounts disclosed below have been restated.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13. Segment Information (continued)

(in Thousands)	Year Ended December 31,
	2024	2023
Net revenues
Americas	$144,047	$128,832
Asia - Pacific	11,305	24,480
EMEA	8,277	34,562
Total Net revenues	$163,629	$187,874

Selling, general and administrative expense
Americas	$29,635	$23,166
Asia - Pacific	3,107	8,437
EMEA	1,138	5,023
Total Selling, general and administrative expense	$33,880	$36,626

Operating Income (loss)
Americas	$1,597	$3,418
Asia - Pacific	(999)	(599)
EMEA	102	2,757
Total Operating Income	$700	$5,576

Interest expense
Americas	$2,126	$1,700
Asia - Pacific	65	122
EMEA	-	409
Total Interest expense	$2,191	$2,231

Other expense (income), net
Americas	$(1,083)	$1,070
Asia - Pacific	1,254	(759)
EMEA	-	35
Total Other expense, net	$171	$346

Income (loss) from continuing operations before taxes
Americas	$554	$170
Asia - Pacific	(1,064)	236
EMEA	(1,152)	2,593
Total Income (loss) from continuing operations before taxes	$(1,662)	$2,999

Income tax expense (benefit)
Americas	$169	$(166)
Asia - Pacific	(64)	62
EMEA	39	752
Total Income tax expense	$144	$648

Income (loss) from continuing operations
Americas	$385	$811
Asia - Pacific	(1,000)	(24)
EMEA	(1,191)	1,564
Total Income (loss) from continuing operations	$(1,806)	$2,351

Depreciation and amortization:
Americas	$1,455	$1,563
Asia - Pacific	66	94
EMEA	32	170
Total Depreciation and amortization:	$1,553	$1,827

Capital expenditures:
Americas	$1,134	$1,077
Asia - Pacific	5	71
EMEA	-	101
Total Capital expenditures:	$1,139	$1,249

There were no inter-segment sales for 2024 or 2023.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13. Segment Information (continued)

	December 31,
	2024	2023
Assets:
Americas	$56,431	$43,121
Asia - Pacific	-	13,361
EMEA	-	5,548
Discontinued Operations	-	28,251
Total assets	$56,431	$90,281

Geographic Data (in thousands)

	Year Ended December 31,
	2024		2023
Net international revenue:		% of consolidated net revenue		% of consolidated net revenue

United States	$117,507	71.8%	$104,648	55.7%
South Africa	8,277	5.1%	34,562	18.4%
Mexico	12,235	7.5%	11,691	6.2%
China	2,698	1.6%	10,167	5.4%
Japan	3,778	2.3%	6,256	3.3%
India	4,829	3.0%	6,148	3.3%
Canada	14,305	8.7%	12,494	6.7%
Australia	-	0.0%	1,909	1.0%
Total net international revenue	$163,629	100.0%	$187,875	100.0%

(in thousands)	Year Ended December 31,
	2024	2023
Long lived assets:
Americas	$4,479	$4,615
Asia - Pacific	-	1,015
EMEA	-	745
Total long lived assets	$4,479	$6,375

14. Earnings Per Share

The following table sets forth the computations of consolidated basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$(3,150)	$3,902

Denominator:
Shares used in basic net income per share calculation	23,555	23,333
Effect of diluted securities:
Stock options and unvested restricted shares	174	147
Convertible Series B Preferred Stock	–	975
Shares used in diluted net income per share calculations	23,729	24,455

Basic earnings (loss) per common share attributable to SPAR Group, Inc.	$(0.13)	$0.17
Diluted earnings (loss) per common share attributable to SPAR Group, Inc.	$(0.13)	$0.16

The Company excluded 103,000 stock options and 71,000 RSUs from the computation of consolidated diluted net loss per share for the year ended December 31, 2024 because including them would have had an anti-dilutive effect.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

15. Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Year Ended	Year Ended
Lease Costs	Classification	December 31, 2024	December 31, 2023
Operating lease cost	Selling, General and Administrative Expense	$545	$875
Short-term lease cost	Selling, General and Administrative Expense	370	378
Total lease cost		$915	$1,253

The following includes supplemental information for the periods presented (in thousands).

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Operating cash flows from operating leases	$545	$875

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$1,931

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

Leases	December 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$630	$1,931
Liabilities:
Current portion of operating lease liabilities	276	945
Non-current portion of operating lease liabilities	353	986
Total operating lease liabilities	$629	$1,931

Weighted average remaining lease term - operating leases (in years)	2.64	2.67
Weighted average discount rate - operating leases	7.7%	8.8%

The following table summarizes the maturities of lease liabilities as of December 31, 2024 (in thousands):

For the Year Ended December 31,	Amount
2025	$331
2026	165
2027	139
2028	87
2029	-
Thereafter	-
Total future operating lease liability	$722
Less: present value discount	(93)
Present value of operating lease liabilities	$629

16. Subsequent Events

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

17. Restatement of Quarterly Financial Information (Unaudited)

Prior to the filing of the Company’s  December 31, 2024 Form 10-K, management determined that there was an error in the reported gain on sale of its joint venture in Brazil during the quarter ended  June 30, 2024, which resulted in the gain being overstated and additional paid in capital being understated (the “Original Adjustment”).  Management determined that there was an error in the reported gain on sale of its joint venture in Brazil during the quarter ended June 30, 2024, which resulted in the gain being overstated and additional paid in capital being understated. The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the unaudited quarterly condensed consolidated financial statements for the quarterly periods ended June 30, 2024 and September 30, 2024 (collectively, the “Original as Restated”).

Subsequent to the filing of the Company’s December 31, 2024 Form 10-K, management determined that the Company's Brazilian joint venture should be presented as discontinued operations as of June 30, 2024 (the “Adjustment”). The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the unaudited quarterly condensed consolidated financial statements for the quarterly periods ended June 30, 2024 and September 30, 2024. The following presents the restated unaudited quarterly condensed financial statements as of June 30, 2024,   September 30, 2024, and for the three and six month periods ended June 30, 2024 and 2023 and the three and nine month periods ended September 30, 2024 and 2023 (collectively, the “Restated”).

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2024
	As Previously Reported	Original Adjustment	Restated

Assets
Current assets:
Cash and cash equivalents	$21,695	$-	$21,695
Accounts receivable, net	37,963	-	37,963
Prepaid expenses and other current assets	2,117	-	2,117
Current assets of discontinued operations	-	-	-
Total current assets	61,775	-	61,775
Property and equipment, net	2,467	-	2,467
Operating lease right-of-use assets	1,154	-	1,154
Goodwill	1,238	-	1,238
Intangible assets, net	718	-	718
Deferred income taxes, net	1,029	-	1,029
Other assets	1,644	-	1,644
Non-current assets of discontinued operations	-	-	-
Total assets	$70,025	$-	$70,025
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,211	$-	$7,211
Accrued expenses and other current liabilities	5,643	-	5,643
Due to affiliates	623	-	623
Customer incentives and deposits	4,541	-	4,541
Lines of credit and short-term loans	18,442	-	18,442
Current portion of operating lease liabilities	482	-	482
Current liabilities of discontinued operations	-	-	-
Total current liabilities	36,942	-	36,942
Operating lease liabilities, net of current portion	672	-	672
Long-term debt	1,711	-	1,711
Non-current liabilities of discontinued operations		-
Total liabilities	39,325	-	39,325
Commitments and contingencies – See Note 7
Stockholders' equity:
Series B convertible preferred stock, $0.01 par value per share: Authorized and available shares 3,000,000. Issued and outstanding shares 0 at June 30, 2024 and 650,000 at December 31, 2023	-	-	-
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 23,419,744 and 23,446,444 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	234	-	234
Treasury stock, at cost, 1,205,485 shares as of June 30, 2024 and 205,485 as of December 31, 2023	(2,075)	-	(2,075)
Additional paid-in capital	13,338	7,518	20,856
Accumulated other comprehensive (loss)	(2,268)	-	(2,268)
Retained earnings	20,151	(7,518)	12,633
Total stockholders' equity attributable to SPAR Group, Inc.	29,380	-	29,380
Non-controlling interest	1,320	-	1,320
Total stockholders’ equity	30,700	-	30,700
Total liabilities and stockholders’ equity	$70,025	$-	$70,025

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2024
	As Previously Reported	Original Adjustment	Restated

Assets
Current assets:
Cash and cash equivalents	$19,652	$-	$19,652
Accounts receivable, net	37,777	-	37,777
Prepaid expenses and other current assets	3,078	-	3,078
Current assets of discontinued operations	-	-	-
Total current assets	60,507	-	60,507
Property and equipment, net	2,142	-	2,142
Operating lease right-of-use assets	838	-	838
Goodwill	1,238	-	1,238
Intangible assets, net	693	-	693
Deferred income taxes, net	-	-	-
Other assets	1,978	-	1,978
Non-current assets of discontinued operations	-	-	-
Total assets	$67,396	$-	$67,396
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,220	$-	$9,220
Accrued expenses and other current liabilities	3,713	-	3,713
Due to affiliates	623	-	623
Customer incentives and deposits	1,678	-	1,678
Lines of credit and short-term loans	18,538	-	18,538
Current portion of operating lease liabilities	508	-	508
Current liabilities of discontinued operations	-	-	-
Total current liabilities	34,280	-	34,280
Operating lease liabilities, net of current portion	330	-	330
Deferred income taxes, net	1,707	-	1,707
Long-term debt	1,538	-	1,538
Non-current liabilities of discontinued operations	-	-	-
Total liabilities	37,855	-	37,855
Commitments and contingencies – See Note 7
Stockholders' equity:
Series B convertible preferred stock, $0.01 par value per share: Authorized and available shares 3,000,000. Issued and outstanding shares 0 at June 30, 2024 and 650,000 at December 31, 2023	-	-	-
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 23,419,744 and 23,446,444 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	234	-	234
Treasury stock, at cost, 1,205,485 shares as of June 30, 2024 and 205,485 as of December 31, 2023	(2,075)	-	(2,075)
Additional paid-in capital	13,151	7,556	20,707
Accumulated other comprehensive (loss)	(2,022)	-	(2,022)
Retained earnings	20,007	(7,556)	12,451
Total stockholders' equity attributable to SPAR Group, Inc.	29,295	-	29,295
Non-controlling interest	246	-	246
Total stockholders’ equity	29,541	-	29,541
Total liabilities and stockholders’ equity	$67,396	$-	$67,396

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Three Months Ended					Three Months Ended
	June 30, 2024					June 30, 2023
	As Previously Reported	Original Adjustment	Original As Restated	Adjustment	Restated	As Previously Reported	Adjustment	Restated

Net revenues	$57,290	$-	$57,290	$(13,888)	$43,402	$65,936	$(20,016)	$45,920
Related party - cost of revenues	-	-	-	-	-	1,682	-	1,682
Cost of revenues	46,297	-	46,297	(11,859)	34,438	51,158	(17,124)	34,034
Gross profit	10,993	-	10,993	(2,029)	8,964	13,096	(2,892)	10,204
Selling, general and administrative expense	9,541	-	9,541	(1,473)	8,068	10,605	(1,810)	8,795
(Gain) / loss on sale of business	(4,919)	7,518	2,599	(1,188)	1,411	-	-	-
Depreciation and amortization	478	-	478	(27)	451	494	(43)	451
Operating income (loss)	5,893	(7,518)	(1,625)	659	(966)	1,997	(1,039)	958
Interest expense	567	-	567	23	590	478	24	502
Other income, net	(296)	-	(296)	-	(296)	(125)	-	(125)
Income (loss) before income tax expense	5,622	(7,518)	(1,896)	636	(1,260)	1,644	(1,063)	581
Income tax expense (benefit)	1,547	-	1,547	(613)	934	538	(309)	229
Income (loss) from continuing operations	4,075	(7,518)	(3,443)	1,249	(2,194)	1,106	(754)	352

Discontinued Operations
Income from discontinued operations	-	-	-	552	552	-	1,063	1,063
Loss on disposal of business	-	-	-	(1,188)	(1,188)	-	-	-
Income tax expense	-	-	-	(613)	(613)	-	(309)	(309)
Net income (loss) from discontinued operations	-	-	-	(1,249)	(1,249)	-	754	754

Net income (loss)	4,075	(7,518)	(3,443)	-	(3,443)	1,106	-	1,106
Net income attributable to non-controlling interest	(448)	-	(448)	-	(448)	(467)	-	(467)
Net income (loss) attributable to SPAR Group, Inc.	$3,627	$(7,518)	$(3,891)	-	$(3,891)	$639	-	$639
Basic earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$0.15	$(0.32)	$(0.17)	$0.05	$(0.12)	$0.03	$(0.03)	$-
Diluted earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$0.15	$(0.31)	$(0.16)	$0.05	$(0.11)	$0.03	$(0.03)	$-
Basic earnings (loss) per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$-	$-	$(0.05)	$(0.05)	$-	$0.03	$0.03
Diluted earnings (loss) per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$-	$-	$(0.05)	$(0.05)	$-	$0.03	$0.03
Basic earnings (loss) per common share attributable to SPAR Group, Inc.	$0.15	$(0.32)	$(0.17)	$-	$(0.17)	$0.03	$-	$0.03
Diluted earnings (loss) per common share attributable to SPAR Group, Inc.	$0.15	$(0.31)	$(0.16)	$-	$(0.16)	$0.03	$-	$0.03
Weighted-average common shares outstanding – basic	23,786	-	23,786	-	23,786	23,250	-	23,250
Weighted-average common shares outstanding – diluted	24,010	-	24,010	-	24,010	23,392	-	23,392

Net income (loss)	$4,075	$(7,518)	$(3,443)	$-	$(3,443)	$1,106	$-	$1,106
Other comprehensive income (loss)
Foreign currency translation adjustments	1,372	–	1,372	–	1,372	(39)	–	(39)
Comprehensive income (loss)	5,447	(7,518)	(2,071)	-	(2,071)	1,067	-	1,067
Comprehensive income attributable to non-controlling interest	(393)	-	(393)	-	(393)	(97)	-	(97)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$5,054	$(7,518)	$(2,464)	$-	$(2,464)	$970	$-	$970

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Three Months Ended					Three Months Ended
	September 30, 2024					September 30, 2023
	As Previously Reported	Original Adjustment	Original As Restated	Adjustment	Restated	As Previously Reported	Adjustment	Restated

Net revenues	$37,788	$-	$37,788	$-	$37,788	$67,333	$(18,619)	$48,714
Related party - cost of revenues	-	-	-	-	-	1,628	-	1,628
Cost of revenues	29,346	-	29,346	-	29,346	52,332	(15,886)	36,446
Gross profit	8,442	-	8,442	-	8,442	13,373	(2,733)	10,640
Selling, general and administrative expense	8,558	-	8,558	-	8,558	11,284	(1,941)	9,343
Loss on sale of business	922	38	960	-	960	-	-	-
Depreciation and amortization	454	-	454	-	454	548	(51)	497
Operating income (loss)	(1,492)	(38)	(1,530)	-	(1,530)	1,541	(741)	800
Interest expense	582	-	582	-	582	380	135	515
Other expense (income), net	472	-	472	-	472	(164)	-	(164)
Income (loss) before income tax benefit	(2,546)	(38)	(2,584)	-	(2,584)	1,325	(876)	449
Income tax expense (benefit)	(2,314)	-	(2,314)	-	(2,314)	227	356	583
Income (loss) from continuing operations	(232)	(38)	(270)	-	(270)	1,098	(1,232)	(134)

Discontinued Operations
Income from discontinued operations	-	-	-	-	-	-	876	876
Loss on disposal of business	-	-	-	-	-	-	-	-
Income tax benefit	-	-	-	-	-	-	356	356
Net income from discontinued operations	-	-	-	-	-	-	1,232	1,232

Net income (loss)	(232)	(38)	(270)	-	(270)	1,098	-	1,098
Net loss (income) attributable to non-controlling interest	88	-	88	-	88	(839)	-	(839)
Net income (loss) attributable to SPAR Group, Inc.	$(144)	$(38)	$(182)	$-	$(182)	$259	$-	$259
Basic earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$(0.01)	$-	$(0.01)	$-	$(0.01)	$0.01	$(0.05)	$(0.04)
Diluted earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$(0.01)	$-	$(0.01)	$-	$(0.01)	$0.01	$(0.05)	$(0.04)
Basic earnings per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$-	$-	$-	$-	$-	$0.05	$0.05
Diluted earnings per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$-	$-	$-	$-	$-	$0.05	$0.05
Basic earnings (loss) per common share attributable to SPAR Group, Inc.	$(0.01)	$-	$(0.01)	$-	$(0.01)	$0.01	$-	$0.01
Diluted earnings (loss) per common share attributable to SPAR Group, Inc.	$(0.01)	$-	$(0.01)	$-	$(0.01)	$0.01	$-	$0.01
Weighted-average common shares outstanding – basic	23,435	-	23,435	-	23,435	23,237	-	23,237
Weighted-average common shares outstanding – diluted	23,435	-	23,435	-	23,435	23,376	-	23,376

Net income (loss)	$(232)	$(38)	$(270)	$-	$(270)	$1,098	$-	$1,098
Other comprehensive loss
Foreign currency translation adjustments	(72)	–	(72)	–	(72)	(497)	–	(497)
Comprehensive income (loss)	(304)	(38)	(342)	-	(342)	601	-	601
Comprehensive loss (income) attributable to non-controlling interest	45	-	45	-	45	(688)	-	(688)
Comprehensive (loss) attributable to SPAR Group, Inc.	$(259)	$(38)	$(297)	$-	$(297)	$(87)	$-	$(87)

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Six Months Ended					Six Months Ended
	June 30, 2024					June 30, 2023
	As Previously Reported	Original Adjustment	Original As Restated	Adjustment	Restated	As Previously Reported	Adjustment	Restated

Net revenues	$125,984	$-	$125,984	$(33,185)	$92,799	$130,316	$(38,098)	$92,218
Related party - cost of revenues	-	-	-	-	-	3,179	-	3,179
Cost of revenues	102,448	-	102,448	(28,325)	74,123	99,903	(32,697)	67,206
Gross profit	23,536	-	23,536	(4,860)	18,676	27,234	(5,401)	21,833
Selling, general and administrative expense	19,158	-	19,158	(3,385)	15,773	21,061	(3,446)	17,615
(Gain) / loss on sale of business	(12,076)	7,518	(4,558)	(1,188)	(5,746)	-	-	-
Depreciation and amortization	989	-	989	(63)	926	1,026	(85)	941
Operating income (loss)	15,465	(7,518)	7,947	(224)	7,723	5,147	(1,870)	3,277
Interest expense (income)	1,097	-	1,097	(31)	1,066	868	130	998
Other income, net	(288)	-	(288)	-	(288)	(183)	-	(183)
Income (loss) before income tax expense	14,656	(7,518)	7,138	(193)	6,945	4,462	(2,000)	2,462
Income tax expense (benefit)	3,401	-	3,401	(1,074)	2,327	1,579	(736)	843
Income (loss) from continuing operations	11,255	(7,518)	3,737	881	4,618	2,883	(1,264)	1,619

Discontinued Operations
Income from discontinued operations	-	-	-	1,381	1,381	-	2,000	2,000
Loss on disposal of business	-	-	-	(1,188)	(1,188)	-	-	-
Income tax expense	-	-	-	(1,074)	(1,074)	-	(736)	(736)
Net income (loss) from discontinued operations	-	-	-	(881)	(881)	-	1,264	1,264

Net income (loss)	11,255	(7,518)	3,737	-	3,737	2,883	-	2,883
Net income attributable to non-controlling interest	(1,002)	-	(1,002)	-	(1,002)	(1,378)	-	(1,378)
Net income (loss) attributable to SPAR Group, Inc.	$10,253	$(7,518)	$2,735	$-	$2,735	$1,505	$-	$1,505
Basic earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$0.43	$(0.32)	$0.11	$0.04	$0.15	$0.06	$(0.05)	$0.01
Diluted earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$0.43	$(0.31)	$0.12	$0.04	$0.16	$0.06	$(0.05)	$0.01
Basic earnings (loss) per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$-	$-	$(0.04)	$(0.04)	$-	$0.05	$0.05
Diluted earnings (loss) per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$-	$-	$(0.04)	$(0.04)	$-	$0.05	$0.05
Basic earnings (loss) per common share attributable to SPAR Group, Inc.	$0.43	$(0.32)	$0.11	$-	$0.11	$0.06	$-	$0.06
Diluted earnings (loss) per common share attributable to SPAR Group, Inc.	$0.43	$(0.31)	$0.12	$-	$0.12	$0.06	$-	$0.06
Weighted-average common shares outstanding – basic	23,670	-	23,670	-	23,670	23,182	-	23,182
Weighted-average common shares outstanding – diluted	23,873	-	23,873	-	23,873	23,337	-	23,337

Net income (loss)	$11,255	$(7,518)	$3,737	$-	$3,737	$2,883	$-	$2,883
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,148)	–	(1,148)	–	(1,148)	138	–	138
Comprehensive income (loss)	10,107	(7,518)	2,589	-	2,589	3,021	-	3,021
Comprehensive (income) loss attributable to non-controlling interest	97	-	97	-	97	(1,100)	-	(1,100)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$10,204	$(7,518)	$2,686	$-	$2,686	$1,921	$-	$1,921

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Nine Months Ended					Nine Months Ended
	September 30, 2024					September 30, 2023
	As Previously Reported	Original Adjustment	Original As Restated	Adjustment	Restated	As Previously Reported	Adjustment	Restated

Net revenues	$163,771	$-	$163,771	$(33,185)	$130,586	$197,649	$(56,717)	$140,932
Related party - cost of revenues	-	-	-	-	-	4,807	-	4,807
Cost of revenues	131,801	-	131,801	(28,325)	103,476	152,235	(48,584)	103,652
Gross profit	31,970	-	31,970	(4,860)	27,110	40,607	(8,134)	32,473
Selling, general and administrative expense	27,707	-	27,707	(3,385)	24,322	32,345	(5,394)	26,951
(Gain) / loss on sale of business	(11,154)	7,556	(3,598)	(1,188)	(4,786)	-	-	-
Depreciation and amortization	1,443	-	1,443	(63)	1,380	1,574	(136)	1,438
Operating income (loss)	13,974	(7,556)	6,418	(224)	6,194	6,688	(2,604)	4,084
Interest expense (income)	1,678	-	1,678	(31)	1,647	1,248	265	1,513
Other expense (income), net	184	-	184	-	184	(347)	-	(347)
Income (loss) before income tax expense	12,112	(7,556)	4,556	(193)	4,363	5,787	(2,869)	2,918
Income tax expense (benefit)	1,088	-	1,088	(1,074)	14	1,806	(380)	1,426
Income (loss) from continuing operations	11,024	(7,556)	3,468	881	4,349	3,981	(2,489)	1,492

Discontinued Operations
Income from discontinued operations	-	-	-	1,381	1,381	-	2,869	2,869
Loss on disposal of business	-	-	-	(1,188)	(1,188)	-	-	-
Income tax benefit (expense)	-	-	-	(1,074)	(1,074)	-	(380)	(380)
Net income (loss) from discontinued operations	-	-	-	(881)	(881)	-	2,489	2,489

Net income (loss)	11,024	(7,556)	3,468	-	3,468	3,981	-	3,981
Net income attributable to non-controlling interest	(914)	-	(914)	-	(914)	(2,217)	-	(2,217)
Net income (loss) attributable to SPAR Group, Inc.	$10,110	$(7,556)	$2,554	$-	$2,554	$1,764	$-	$1,764
Basic earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$0.43	$(0.32)	$0.11	$0.04	$0.15	$0.08	$(0.11)	$(0.03)
Diluted earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$0.43	$(0.32)	$0.11	$0.04	$0.15	$0.08	$(0.11)	$(0.03)
Basic earnings (loss) per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$-	$-	$(0.04)	$(0.04)	$-	$0.11	$0.11
Diluted earnings (loss) per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$-	$-	$(0.04)	$(0.04)	$-	$0.11	$0.11
Basic earnings (loss) per common share attributable to SPAR Group, Inc.	$0.43	$(0.32)	$0.11	$-	$0.11	$0.08	$-	$0.08
Diluted earnings (loss) per common share attributable to SPAR Group, Inc.	$0.43	$(0.32)	$0.11	$-	$0.11	$0.08	$-	$0.08
Weighted-average common shares outstanding – basic	23,591	-	23,591	-	23,591	23,201	-	23,201
Weighted-average common shares outstanding – diluted	23,768	-	23,768	-	23,768	23,350	-	23,350

Net income (loss)	$11,024	$(7,556)	$3,468	$-	$3,468	$3,981	$-	$3,981
Other comprehensive loss
Foreign currency translation adjustments	(1,220)	–	(1,220)	–	(1,220)	(359)	–	(359)
Comprehensive income (loss)	9,804	(7,556)	2,248	-	2,248	3,622	-	3,622
Comprehensive loss (income) attributable to non-controlling interest	142	-	142	-	142	(1,788)	-	(1,788)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$9,946	$(7,556)	$2,390	$-	$2,390	$1,834	$-	$1,834

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended June 30

(In thousands)

As Previously Reported	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2024	24,216	$242	-	$-	205	$(285)	$21,131	$(4,659)	$16,524	$7,103	$40,056
Share-based compensation	-	-	-	-	-	-	128	-	-	-	128
Exercise of stock options	204	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	(7,518)	1,412	-	(4,509)	(10,615)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive income	-	-	-	-	-	-	-	979	-	393	1,372
Net income	-	-	-	-	-	-	-	-	3,627	448	4,075
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$13,338	$(2,268)	$20,151	$1,320	$30,700

Original Adjustment

Sale of joint ventures	-	-	-	-	-	-	7,518	-	-	-	7,518
Net (loss)	-	-	-	-	-	-	-	-	(7,518)	-	(7,518)
Total Adjustments	-	$-	-	$-	-	$-	$7,518	$-	$(7,518)	$-	$-

As Restated	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2024	24,216	$242	-	$-	205	$(285)	$21,131	$(4,659)	$16,524	$7,103	$40,056
Share-based compensation	-	-	-	-	-	-	128	-	-	-	128
Exercise of stock options	204	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	-	1,412	-	(4,509)	(3,097)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive income	-	-	-	-	-	-	-	979	-	393	1,372
Net income (loss)	-	-	-	-	-	-	-	-	(3,891)	448	(3,443)
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$20,856	$(2,268)	$12,633	$1,320	$30,700

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended September 30

(In thousands)

As Previously Reported	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$13,338	$(2,268)	$20,151	$1,320	$30,700
Share-based compensation	-	-	-	-	-	-	(149)	-	-	-	(149)
Exercise of stock options	28	-	-	-	-	-	-	-	-	-	-
Sale of joint ventures	-	-	-	-	-	-	(38)	273	-	(941)	(706)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	(27)	-	(45)	(72)
Net (loss)	-	-	-	-	-	-	-	-	(144)	(88)	(232)
Balance at September 30, 2024	23,448	$234	-	$-	1,205	$(2,075)	$13,151	$(2,022)	$20,007	$246	$29,541

Original Adjustment

Balance at June 30, 2024	-	$-	-	$-	-	$-	$7,518	$-	$(7,518)	$-	$-
Sale of joint ventures	-	-	-	-	-	-	38	-	-	-	38
Net (loss)	-	-	-	-	-	-	-	-	(38)	-	(38)
Total Adjustments	-	$-	-	$-	-	$-	$38	$-	$(38)	$-	$-

As Restated	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$20,856	$(2,268)	$12,633	$1,320	$30,700
Share-based compensation	-	-	-	-	-	-	(149)	-	-	-	(149)
Exercise of stock options	28	-	-	-	-	-	-	-	-	-	-
Sale of joint ventures	-	-	-	-	-	-	-	273	-	(941)	(668)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	-	-	-	-	-	-
Other comprehensive (loss)	-	-	-	-	-	-	-	(27)	-	(45)	(72)
Net (loss)	-	-	-	-	-	-	-	-	(182)	(88)	(270)
Balance at September 30, 2024	23,448	$234	-	$-	1,205	$(2,075)	$20,707	$(2,022)	$12,451	$246	$29,541

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

Six Months Ended June 30

(In thousands)

As Previously Reported	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246
Share-based compensation	-	-	-	-	-	-	256	-	-	-	256
Conversion of preferred stock to common stock	975	10	(650)	(7)			(1)				2
Exercise of stock options	204	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	(7,518)	2,124	(711)	(9,490)	(15,595)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive (loss)	-	-	-	-	-	-	-	(1,051)	-	(97)	(1,148)
Net income	-	-	-	-	-	-	-	-	10,253	1,002	11,255
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$13,338	$(2,268)	$20,151	$1,320	$30,700

Original Adjustment

Sale of joint ventures	-	-	-	-	-	-	7,518	-	-	-	7,518
Net (loss)	-	-	-	-	-	-	-	-	(7,518)	-	(7,518)
Total Adjustments	-	$-	-	$-	-	$-	$7,518	$-	$(7,518)	$-	$-

As Restated	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246
Share-based compensation	-	-	-	-	-	-	256	-	-	-	256
Conversion of preferred stock to common stock	975	10	(650)	(7)	-	-	(1)	-	-	-	2
Exercise of stock options	204	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	-	2,124	(711)	(9,490)	(8,077)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive (loss)	-	-	-	-	-	-	-	(1,051)	-	(97)	(1,148)
Net income	-	-	-	-	-	-	-	-	2,735	1,002	3,737
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$20,856	$(2,268)	$12,633	$1,320	$30,700

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30

(In thousands)

As Previously Reported	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246
Share-based compensation	-	-	-	-	-	-	107	-	-	-	107
Conversion of preferred stock to common stock	975	10	(650)	(7)			(1)				2
Exercise of stock options	232	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	(7,556)	2,397	(712)	(10,431)	(16,302)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive (loss)	-	-	-	-	-	-	-	(1,078)	-	(142)	(1,220)
Net income	-	-	-	-	-	-	-	-	10,110	914	11,024
Balance at September 30, 2024	23,448	$234	-	$-	1,205	$(2,075)	$13,151	$(2,022)	$20,007	$246	$29,541

Original Adjustment

Sale of joint ventures	-	-	-	-	-	-	7,556	-	-	-	7,556
Net (loss)	-	-	-	-	-	-	-	-	(7,556)	-	(7,556)
Total Adjustments	-	$-	-	$-	-	$-	$7,556	$-	$(7,556)	$-	$-

As Restated	Common Stock		Series B Convertible Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246
Share-based compensation	-	-	-	-	-	-	107	-	-	-	107
Conversion of preferred stock to common stock	975	10	(650)	(7)	-	-	(1)	-	-	-	2
Exercise of stock options	232	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	-	2,397	(712)	(10,431)	(8,746)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive (loss)	-	-	-	-	-	-	-	(1,078)	-	(142)	(1,220)
Net income	-	-	-	-	-	-	-	-	2,554	914	3,468
Balance at September 30, 2024	23,448	$234	-	$-	1,205	$(2,075)	$20,707	$(2,022)	$12,451	$246	$29,541

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30, 2024
	As Previously Reported	Original Adjustment	Original As Restated	Adjustment	Restated
Cash flows from operating activities:
Net income (loss)	$11,255	$(7,518)	$3,737	$-	$3,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	989	-	989	(63)	926
Amortization of operating lease right-of-use assets	310	-	310	-	310
Provision for expected credit losses	89	-	89	-	89
Deferred income tax expense	1,349	-	1,349	-	1,349
(Gain) loss on sale of business	(12,076)	7,518	(4,558)	(1,188)	(5,746)
Share-based compensation	256	-	256	-	256
Changes in operating assets and liabilities:
Accounts receivable, net	(9,766)	-	(9,766)	3,567	(6,199)
Prepaid expenses and other current assets	(2,620)	-	(2,620)	2,791	171
Change in deferred taxes due to deconsolidation	2,307	-	2,307	-	2,307
Accounts payable	1,992	-	1,992	501	2,493
Operating lease liabilities	(310)	-	(310)	-	(310)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	6,395	-	6,395	(5,182)	1,213
Net cash provided by operating activities of continuing operations	170	-	170	426	596
Net cash used in operating activities of discontinued operations	-	-	-	(426)	(426)
Net cash provided by operating activities	170	-	170	-	170

Cash flows from investing activities
Proceeds from sale of joint ventures, net of cash transferred	11,743	-	11,743	(3,761)	7,982
Purchases of property and equipment	(781)	-	(781)	10	(771)
Net cash provided by (used in) investing activities of continuing operations	10,962	-	10,962	(3,751)	7,211
Net cash provided by investing activities of discontinued operations	-	-	-	3,751	3,751
Net cash provided by investing activities	10,962	-	10,962	-	10,962

Cash flows from financing activities
Borrowings under line of credit	69,117	-	69,117	-	69,117
Repayments under line of credit	(64,044)	-	(64,044)	-	(64,044)
Proceeds from term debt	26	-	26	-	26
Net cash settlement of stock options	-	-	-	-	-
Repurchases of common stock	(1,800)	-	(1,800)	-	(1,800)
Payments of notes to seller	(1,843)	-	(1,843)	-	(1,843)
Payments to acquire noncontrolling interests	(250)	-	(250)	-	(250)
Dividend on noncontrolling interest	(1,315)	-	(1,315)	1,315	-
Net cash provided by (used in) financing activities of continuing operations	(109)	-	(109)	1,315	1,206
Net cash used in financing activities of discontinued operations	-	-	-	(1,315)	(1,315)
Net cash used in financing activities	(109)	-	(109)	-	(109)

Effect of foreign exchange rate changes on cash	(48)	-	(48)	-	(48)
Net change in cash, cash equivalents and restricted cash	10,976	-	10,976	-	10,976
Cash, cash equivalents at beginning of period	10,719	-	10,719	-	10,719
Cash, cash equivalents at end of period	$21,695	$-	$21,695	$-	$21,695

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30, 2023
	As Previously Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$2,883	$-	$2,883
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,026	(85)	941
Amortization of operating lease right-of-use assets	256	-	256
Provision for expected credit losses	38	-	38
Deferred income tax expense	111	2,107	2,218
Share-based compensation	134	-	134
Changes in operating assets and liabilities:
Accounts receivable, net	1,205	1,320	2,525
Prepaid expenses and other current assets	3,118	(5,260)	(2,142)
Accounts payable	(803)	251	(552)
Operating lease liabilities	(256)	-	(256)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	(968)	1,395	427
Net cash provided by (used in) operating activities of continuing operations	6,744	(272)	6,472
Net cash provided by operating activities of discontinued operations	-	272	272
Net cash provided by operating activities	6,744	-	6,744

Cash flows from investing activities
Purchases of property and equipment	(717)	23	(694)
Net cash provided by (used in) investing activities of continuing operations	(717)	23	(694)
Net cash used in investing activities of discontinued operations	-	(23)	(23)
Net cash used in by investing activities	(717)	-	(717)

Cash flows from financing activities
Borrowings under line of credit	47,340	-	47,340
Repayments under line of credit	(50,003)	-	(50,003)
Payments to acquire noncontrolling interests	(473)	-	(473)
Dividend on noncontrolling interest	(1,196)	1,196	-
Net cash provided by (used in) financing activities of continuing operations	(4,332)	1,196	(3,136)
Net cash used in financing activities of discontinued operations	-	(1,196)	(1,196)
Net cash used in financing activities	(4,332)	-	(4,332)

Effect of foreign exchange rate changes on cash	(124)	-	(124)
Net change in cash, cash equivalents and restricted cash	1,571	-	1,571
Cash, cash equivalents at beginning of period	9,345		9,345
Reclass to discontinued operations	-	(1,815)	(1,815)
Cash, cash equivalents at end of period	$10,916	$-	$9,101

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30, 2024
	As Previously Reported	Original Adjustment	Original As Restated	Adjustment	Restated
Cash flows from operating activities:
Net income (loss)	$11,024	$(7,556)	$3,468	$-	$3,468
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,443	-	1,443	(63)	1,380
Amortization of operating lease right-of-use assets	415	-	415	-	415
Provision for expected credit losses	133	-	133	-	133
Deferred income tax expense	4,577	-	4,577	-	4,577
(Gain) / loss on sale of business	(11,154)	7,556	(3,598)	(1,188)	(4,786)
Share-based compensation	107	-	107	-	107
Changes in operating assets and liabilities:
Accounts receivable, net	(5,843)	-	(5,843)	3,567	(2,276)
Prepaid expenses and other current assets	(2,383)	-	(2,383)	2,791	408
Accounts payable	3,832	-	3,832	501	4,333
Operating lease liabilities	(415)	-	(415)	-	(415)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	(2,466)	-	(2,466)	(5,182)	(7,648)
Net cash provided by (used in) operating activities of continuing operations	(730)	-	(730)	426	(304)
Net cash used in operating activities of discontinued operations	-	-	-	(426)	(426)
Net cash used in operating activities	(730)	-	(730)	-	(730)

Cash flows from investing activities
Proceeds from sale of joint ventures, net of cash transferred	10,436	-	10,436	(3,761)	6,675
Purchases of property and equipment	(908)	-	(908)	10	(898)
Net cash provided by (used in) investing activities of continuing operations	9,528	-	9,528	(3,751)	5,777
Net cash provided by investing activities of discontinued operations	-	-	-	3,751	3,751
Net cash provided by investing activities	9,528	-	9,528	-	9,528

Cash flows from financing activities
Borrowings under line of credit	103,184	-	103,184	-	103,184
Repayments under line of credit	(97,782)	-	(97,782)	-	(97,782)
Proceeds from term debt	16	-	16	-	16
Net cash settlement of stock options	-	-	-	-	-
Repurchases of common stock	(1,800)	-	(1,800)	-	(1,800)
Payments of notes to seller	(1,843)	-	(1,843)	-	(1,843)
Payments to acquire noncontrolling interests	(250)	-	(250)	-	(250)
Dividend on noncontrolling interest	(1,315)	-	(1,315)	1,315	-
Net cash provided by financing activities of continuing operations	210	-	210	1,315	1,525
Net cash used in financing activities of discontinued operations	-	-	-	(1,315)	(1,315)
Net cash provided by financing activities	210	-	210	-	210

Effect of foreign exchange rate changes on cash	(75)	-	(75)	-	(75)
Net change in cash, cash equivalents and restricted cash	8,933	-	8,933	-	8,933
Cash, cash equivalents at beginning of period	10,719	-	10,719	-	10,719
Cash, cash equivalents at end of period	$19,652	$-	$19,652	$-	$19,652

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30, 2023
	As Previously Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$3,981	$-	$3,981
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,574	(136)	1,438
Amortization of operating lease right-of-use assets	433	-	433
Provision for expected credit losses	138	-	138
Deferred income tax expense	(15)	(623)	(638)
Share-based compensation	217	-	217
Changes in operating assets and liabilities:
Accounts receivable, net	(1,963)	(15)	(1,978)
Prepaid expenses and other current assets	1,635	(3,265)	(1,630)
Accounts payable	409	275	684
Operating lease liabilities	(433)	-	(433)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	(4,336)	2,814	(1,522)
Net cash provided by (used in) operating activities of continuing operations	1,640	(950)	690
Net cash provided by operating activities of discontinued operations	-	950	950
Net cash provided by operating activities	1,640	-	1,640

Cash flows from investing activities
Purchases of property and equipment	(1,083)	46	(1,037)
Net cash provided by (used in) investing activities of continuing operations	(1,083)	46	(1,037)
Net cash used in investing activities of discontinued operations	-	(46)	(46)
Net cash used in investing activities	(1,083)	-	(1,083)

Cash flows from financing activities
Borrowings under line of credit	80,151	-	80,151
Repayments under line of credit	(79,520)	-	(79,520)
Payments to acquire noncontrolling interests	(473)	-	(473)
Dividend on noncontrolling interest	(1,674)	1,247	(427)
Net cash used in financing activities of continuing operations	(1,516)	1,247	(269)
Net cash used in financing activities of discontinued operations	-	(1,247)	(1,247)
Net cash used in financing activities	(1,516)	-	(1,516)

Effect of foreign exchange rate changes on cash	(426)	-	(426)
Net change in cash, cash equivalents and restricted cash	(1,385)	-	(1,385)
Cash, cash equivalents at beginning of period	9,345		9,345
Reclass to discontinued operations	-	(3,081)	(3,081)
Cash, cash equivalents at end of period	$7,960	$-	$4,879