Form 10-Q
period 2025-03-31
SPAR Group, Inc.
filed 2025-07-17
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2025

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

As of July 14, 2025, the Registrant had 23,489,752 shares of common stock, par value $0.01 per share, outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024

Net revenues	$34,041	$49,396
Cost of revenue:
Field Management	2,334	2,240
Direct Expenses	24,432	37,444
Total cost of revenue	26,766	39,684
Gross profit	7,275	9,712
Selling, general and administrative expense	5,872	7,723
Gain on sale of business	-	(7,157)
Depreciation and amortization	367	475
Operating income	1,036	8,671
Interest expense	469	475
Other (income) expense, net	(9)	7
Income before income tax expense	576	8,189
Income tax expense	114	1,393
Income from continuing operations	462	6,796

Discontinued Operations
Income from discontinued operations	-	846
Income tax expense	-	(461)
Net income from discontinued operations	-	385

Net income	462	7,181
Net income attributable to non-controlling interest	-	(554)
Net income attributable to SPAR Group, Inc.	$462	$6,627
Basic earnings per common share attributable to SPAR Group, Inc. from continuing operations	$0.02	$0.26
Diluted earnings per common share attributable to SPAR Group, Inc. from continuing operations	$0.02	$0.26
Basic earnings per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$0.02
Diluted earnings per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$0.02
Basic earnings per common share attributable to SPAR Group, Inc.	$0.02	$0.28
Diluted earnings per common share attributable to SPAR Group, Inc.	$0.02	$0.28
Weighted-average common shares outstanding – basic	23,450	23,817
Weighted-average common shares outstanding – diluted	23,552	24,013

Net income	$462	$7,181
Other comprehensive loss
Foreign currency translation adjustments	(89)	(2,520)
Comprehensive income	373	4,661
Comprehensive loss attributable to non-controlling interest	-	490
Comprehensive income attributable to SPAR Group, Inc.	$373	$5,151

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$17,942	$18,221
Accounts receivable, net	38,219	24,766
Prepaid expenses and other current assets	2,901	3,009
Total current assets	59,062	45,996
Property and equipment, net	2,910	2,015
Operating lease right-of-use assets	537	630
Goodwill	856	856
Intangible assets, net	808	841
Deferred income taxes, net	4,157	4,259
Other assets	1,834	1,834
Total assets	$70,164	$56,431
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,790	$8,767
Accrued expenses and other current liabilities	5,865	3,533
Customer incentives and deposits	2,655	892
Lines of credit and short-term loans	20,373	16,082
Current portion of long-term debt	500	500
Current portion of operating lease liabilities	219	276
Total current liabilities	43,402	30,050
Operating lease liabilities, net of current portion	318	353
Long-term debt, net of current portion	1,738	1,722
Total liabilities	45,458	32,125
Commitments and contingencies – See Note 4
Stockholders' equity:
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 23,449,701 shares issued and outstanding as of March 31, 2025 and December 31, 2024	234	234
Treasury stock, at cost, 1,205,485 shares as of March 31, 2025 and as of December 31, 2024	(2,075)	(2,075)
Additional paid-in capital	19,913	19,886
Accumulated other comprehensive loss	(1,287)	(1,198)
Retained earnings	7,921	7,459
Total stockholders' equity	24,706	24,306
Total liabilities and stockholders’ equity	$70,164	$56,431

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2025	23,449	$234	1,205	$(2,075)	$19,886	$(1,198)	$7,459	$24,306
Share-based compensation	-	-	-	-	27	-	-	27
Other comprehensive loss	-	-	-	-	-	(89)	-	(89)
Net income	-	-	-	-	-	-	462	462
Balance at March 31, 2025	23,449	$234	1,205	$(2,075)	$19,913	$(1,287)	$7,921	$24,706

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246
Share-based compensation expense	-	-	-	-	-	-	128	-	-	-	128
Conversion of preferred stock to common stock	975	10	(650)	(7)	-	-	(1)	-	-	-	2
Sale of joint ventures	-	-	-	-	-	-	-	712	(712)	(4,981)	(4,981)
Other comprehensive loss	-	-	-	-	-	-	-	(2,030)	-	(490)	(2,520)
Net income	-	-	-	-	-	-	-	-	6,627	554	7,181
Balance at March 31, 2024	24,216	$242	-	$-	205	$(285)	$21,131	$(4,659)	$16,524	$7,103	$40,056

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$462	$7,181
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	382	475
Amortization of operating lease right-of-use assets	92	176
Provision for expected credit losses	-	61
Deferred income tax expense	102	1,088
Gain on sale of businesses	-	(7,157)
Share-based compensation expense	27	128
Changes in operating assets and liabilities:
Accounts receivable	(11,929)	(6,288)
Prepaid expenses and other current assets	108	(283)
Accounts payable	5,071	2,105
Operating lease liabilities	(185)	(176)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	1,826	4,610
Net cash (used in) provided by operating activities of continuing operations	(4,044)	1,920
Net cash used in operating activities of discontinued operations	-	(1,305)
Net cash (used in) provided by operating activities	(4,044)	615

Cash flows from investing activities
Purchases of property and equipment and capitalized software	(525)	(431)
Proceeds from the sale of joint ventures, net of cash transferred	-	(446)
Net cash used in investing activities of continuing operations	(525)	(877)
Net cash used in investing activities of discontinued operations	-	(1)
Net cash used in investing activities	(525)	(878)

Cash flows from financing activities
Borrowings under line of credit	31,553	25,780
Repayments under line of credit	(27,263)	(23,657)
Payments of notes to seller	-	(1,120)
Payments on term debt	-	(1,503)
Net cash provided by (used in) financing activities of continuing operations	4,290	(500)
Net cash provided by financing activities of discontinued operations	-	6,844
Net cash provided by financing activities	4,290	6,344

Effect of foreign exchange rate changes on cash	-	(171)
Net change in cash, cash equivalents	(279)	5,910
Cash and cash equivalents at beginning of period	18,221	10,719
Cash and cash equivalents at end of period	17,942	16,629
Less cash and cash equivalents of discontinued operations	-	11,203
Cash and cash equivalents of continuing operations	$17,942	$5,426

Supplemental disclosure of cash flows information:
Cash paid for interest	$429	$523
Cash paid for income taxes	$-	$209

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the 2024 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on May 16, 2025.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2025, consolidated results of operations and comprehensive income for the three months ended  March 31, 2025 and 2024, and consolidated cash flows for the three months ended  March 31, 2025 and 2024. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2025.

Principles of Consolidation

The Company consolidates its 100%-owned subsidiaries and all significant intercompany transactions have been eliminated in the unaudited condensed consolidated financial statements.

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

Segment Reporting

Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM”) in deciding how to allocate resources and in assessing performance. The Company's CODM is the Chief Executive Officer.  As a result of the Company's exit of substantially all international operations during 2024, we have evaluated how our CODM has now organized our Company for purposes of making operating decisions, preparing budgets and forecasts, setting targets, allocating resources, and assessing performance. Our CODM manages all business activities on a consolidated basis and measures segment profit or loss based on consolidated net income.  As a result, we have concluded that as of March 31, 2025, the Company’s reportable segments changed to one segment for the purpose of making operational and resource decisions and assessing financial performance.  Segment information for the three months ended March 31, 2024 have been recast to reflect this reportable segment structure.

Recently Adopted Accounting Pronouncements

In  August 2023, the FASB issued ASU No. 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805):Recognition and Initial Measurement, which requires joint ventures to recognize and initially measure its assets and liabilities at fair value upon formation. The guidance was effective for the Company prospectively for all joint venture formations on or after  January 1, 2025. Adoption did not have a material effect on the Company's consolidated financial statements and related disclosures. The Company has exited all previous joint ventures and now owns all consolidated businesses fully.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires enhanced segment disclosure, including the disclosure of the significant expense categories and the measure(s) of segment profit or loss used by the chief operating decision maker (CODM).The guidance was effective for the Company’s fiscal year beginning  January 1, 2024 and interim periods beginning January 1, 2025. See Note 9 Segment Information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In  December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740):Improvements to Income Tax Disclosures, which requires companies to report specific categories of rate-reconciliation, certain details of income taxes paid and certain information by tax jurisdictions.  ASU 2023-09 is effective for annual periods beginning after December 15, 2024.  The Company is evaluating the impact that adoption will have on the Company's consolidated financial statements and related disclosures in 2025.

On  November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after  December 15, 2026, and interim periods within fiscal years beginning after  December 15, 2027. The Company is evaluating the impact that adoption will have on the Company's consolidated financial statements and related disclosures in 2025.

Supplemental Balance Sheet Information

	March 31,	December 31,
Accounts receivable, net, consists of the following:	2025	2024
(in thousands)
Trade	$22,967	$12,059
Unbilled	12,810	9,284
Non-trade	2,684	3,834
Gross accounts receivable	38,461	25,177
Less allowance for credit losses	(242)	(411)
Accounts Receivable, net	$38,219	$24,766

	March 31,	December 31,
Activity in allowance for credit losses	2025	2024
(in thousands)
Beginning balance in allowance for credit losses	$411	$1,461
Current provision for expected credit losses	-	128
Allowances associated with businesses sold	-	(12)
Write-offs charged against the allowance	(169)	(1,166)
Ending balance in allowance for credit losses	$242	$411

	March 31,	December 31,
Property and equipment consist of the following:	2025	2024
(in thousands)
Equipment	$4,000	$4,060
Furniture and fixtures	640	591
Leasehold improvements	384	384
Capitalized internal use software costs	20,206	18,967
	25,230	24,002
Less accumulated depreciation and amortization	(22,320)	(21,987)
Property and equipment, net	$2,910	$2,015

	March 31,	December 31,
Intangible assets consist of the following:	2025	2024
(in thousands)
Trade names	$900	$900
Patents	870	870
Gross intangible assets	1,770	1,770
Less accumulated amortization	(962)	(929)
Intangible assets, net	$808	$841

The annual amortization for each of the following years succeeding December 31, 2024 is summarized as follows: (in thousands)
Year	Amount
2025	$100
2026	133
2027	36
2028	36
2029	36
Thereafter	467
Total	$808

	March 31,	December 31,
Accrued expenses and other current liabilities:	2025	2024
(in thousands)
Taxes payable	$480	$137
Accrued salaries and wages	3,542	1,644
Accrued third party labor	65	131
Other	1,778	1,621
Accrued expenses and other current liabilities	$5,865	$3,533

Fair Value Measurements

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The US GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

● Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
● Level 2 -	Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
● Level 3 -	Prices or valuation techniques where little or no market data is available that requires inputs significant to the fair value measurement and unobservable.

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

The fair value of the Company's lines of credit approximate the carrying value reflected on the Condensed Consolidated Balance Sheets, due to their short-term nature.

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

Discontinued Operations

The Company classifies a component of its business as a discontinued operation when the component has been disposed of or is classified as held for sale, and the disposition represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. Upon meeting the criteria for discontinued operations, the results of operations and cash flows of the component are segregated from continuing operations for all periods presented. Assets and liabilities of the discontinued operation are presented separately on the face of the balance sheet if classified as held for sale.

Gains or losses on disposal, along with adjustments to previously recognized gains or losses, are recognized in the period of sale or upon meeting the held-for-sale criteria. Interest expense and general corporate overhead are not allocated to the discontinued operation unless they are directly attributable to the component.

As discussed on the Company's Form 10-K/A, filed with the SEC on  July 17, 2025, the Company determined that the sale of its Brazilian joint venture (see Note 8, Related Party Transactions) represented a strategic shift in the Company's operations that will have a significant impact to the financial statements.  As such, the Company has reflected the Brazilian joint venture as discontinued operations.

Amounts included in the consolidated financial statements in this Form 10-Q for discontinued operations are detailed below:

Summary of Results from Discontinued Operations
Three Months Ended March 31,
$ in thousands	2024
Net revenues	$19,297
Cost of revenues	16,467
Gross profit	2,830
Selling, general, and administrative expenses	1,893
Depreciation and amortization	36
Income from operations before tax	901
Income tax expense	461
Interest expense	55
Income from discontinued operations, net of tax	$385

3.	Debt

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

On  March 27, 2024, the NM Loan Parties and NM executed and delivered a Seventh Modification Agreement, effective immediately (the "Seventh Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to extend the NM Credit Facility from  October 10, 2024 to  October 10, 2025.The Company is evaluating refinancing options and plans to secure an extension or replacement financing before this maturity date.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that such sources will be sufficient to satisfy its liquidity requirements in the future. If the Company cannot generate or obtain needed funds, it might be forced to make substantial reductions in its operating and capital expenses or pursue restructuring plans, which could adversely affect its business operations and ability to execute its current business strategy.

The Restated US Note and Restated Canadian Note (together, the "NM Notes") and the NM Loan Agreement together require the NM Borrowers to pay interest on the loans thereunder equal to: (i) the Prime Rate designated from time to time by Wells Fargo Bank; plus (ii) one and nine-tenths percentage points (1.90%) or an aggregate minimum of 6.75% per annum. In addition, the NM Borrowers are paying a facility fee to NM in an amount equal to: (i) for the year commencing on  October 10, 2024, approximately 0.80% of the sum of (i) the prior year’s “Benchmark Advance Amount” plus (ii) any additional advances outside the U.S. revolving credit facility.  This facility fee is payable in twelve equal monthly installments during the contract year. Further, an incremental facility fee of $15,000 is assessed upon the first occurrence that the outstanding balance under the US Revolving Credit Facility exceeds the prior year’s Benchmark Advance Amount by each $1,000,000 increment, up to the applicable maximum advance limit. The “Benchmark Advance Amount” is defined as the highest daily balance under the US Revolving Credit Facility during the immediately preceding contract year.

As of  March 31, 2025,the aggregate interest rate was 9.40% per annum and the aggregate outstanding loan balance was approximately $20.4  million, which is included within lines of credit and short-term loans in the unaudited condensed consolidated balance sheets. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility was approximately $19.2 million; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility was approximately $1.2 million.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each the NM Borrowers (i.e., SMF and SCC) and imposes limits on all of the NM Loan Parties (including SGRP) on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of  March 31, 2025. The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties.

Resource Plus – Seller Notes

On  April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a five-year period. $0.25 million was paid within the five business days of closing, and the remaining $2.75 million will be paid pursuant to a Secured Promissory Note. As of  March 31, 2025, $0.5 million has been paid and the remaining $2.2 million Promissory Note (net of discount) is outstanding and is reported on the condensed consolidated balance sheets in current portion of long-term debt and long-term debt.

Summary of the Company’s lines of credit (in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	March 31, 2025	March 31, 2025	December 31, 2024	December 31, 2024
USA / Canada North Mill Capital	9.40%	$20,373	9.40%	$16,082
Total		$20,373		$16,082

Summary of the Company’s Seller Notes (dollars in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	March 31, 2025	March 31, 2025	December 31, 2024	December 31, 2024
USA - Resource Plus Seller Notes (Current)	4.30%	500	4.30%	500
USA - Resource Plus Seller Notes (Long-term)	4.30%	1,738	4.30%	1,722
USA - Resource Plus Seller Notes		$2,238		$2,222

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	March 31,	December 31,
	2025	2024
Unused Availability:
United States / Canada	$5,507	$13,310
Total Unused Availability	$5,507	$13,310

4.	Commitments and Contingencies

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

As of March 31, 2025, the Corporation’s certificate of incorporation authorized the Corporation to issue 47,000,000 shares of common stock, par value $0.01 per share.  The voting, dividend and liquidation rights of the holders of the Corporation's common stock are subject to and qualified by the rights, powers and preferences of the holders of the Corporation's Series B convertible preferred stock. Each share of the Corporation's common stock is entitled to one vote on all matters submitted to a vote of the Corporation's stockholders. Holders of the Corporation's common stock are entitled to receive dividends as  may be declared by the Corporation's board of directors (the "Board"), if any, subject to the preferential dividend rights of the Corporation's Series B convertible preferred stock. No cash dividends had been declared or paid during the periods presented.

2024 Stock Repurchase Program

On March 28, 2024, the Board approved SGRP's repurchase of up to 2,500,000 of SGRP's Shares of the Corporation's common stock under the 2024 Stock Repurchase Program (the "2024 Stock Repurchase Program"), which repurchases would be made from time to time over a one-year period in the open market and through privately-negotiated transactions, subject to cash availability and general market and other conditions. Pursuant to the 2024 Stock Repurchase Program, on May 3, 2024, SGRP's Board and its Audit Committee approved SGRP's Repurchase Agreement with William H. Bartels for SGRP's private repurchase of 1,000,000 shares of the Corporation's common stock from William H. Bartels, dated and effective as of April 30, 2024, at a purchase price of $1.80 per share (the Nasdaq closing price on April 29, 2024).  Mr. Bartels is a Director and significant stockholder of SGRP, is one of the founders of the Company, and is an affiliate and related party of SGRP. There have been no other share repurchases to date under the 2024 Stock Repurchase Program.

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

During the year ended  December 31, 2023, all of the remaining 854,753 shares of Series B convertible preferred stock vested and automatically became convertible into 1,282,129 shares of the Corporation's common stock of which 307,129 shares of the Corporation's common stock were issued prior to  December 31, 2023. The remaining 975,000 shares of the Corporation's common stock were in the process of being issued and the remaining shares of Series B Preferred Stock were in the process of being returned and cancelled at December 31, 2023.  These issuances and cancellations were completed during the quarter ended March 31, 2024.

7.	Share-Based Compensation

Stock Options

For the three months ended  March 31, 2025 and 2024, the Company recognized share-based compensation expense related to stock options of $2,237 and $34,774, respectively.  For the three months ended  March 31, 2025 and 2024, the tax benefit available from share-based compensation expense related to stock options was approximately $0 and $4,000, respectively.

Restricted Stock Units

For the three months ended March 31, 2025 and 2024, the Company recognized share-based compensation expense related to restricted stock units of $24,590 and $93,226, respectively.  For the three months ended  March 31, 2025 and 2024, the tax benefit available from share-based compensation expense related to restricted stock units was $6,148 and $14,595, respectively.

Phantom Stock Awards

On and effective as of  March 24, 2022, the Corporation issued an award of 111,111 Phantom Stock Units to each of its executives: Kori G. Belzer; William Linnane; and Ron Lutz. Each Phantom Stock Unit represents the right of the grantee to receive cash payments based on the fair market value of the Corporation's common stock at the time of vesting. Vesting will occur in three tranches of one-third each over the three (3) year period following the grant date, provided that (i) the Grantee is an employee of the Company at the time and (ii) the Corporation has achieved 90% of the agreed upon the applicable financial target for the year commencing with 2022 (which was EBITDA for 2022), but tranches will rollover to the following year and be payable upon achievement of 120% of the agreed upon applicable financial target for such following year. The Phantom Stock Units do not possess the rights of common stockholders of the Corporation, including any voting or dividend rights, and cannot be exercised or traded for the Corporation's common stock. Due to the cash settlement feature, the Phantom Stock Units are classified as liabilities in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet.

On and effective as of  September 20, 2023, the Corporation issued an award of 181,818 Phantom Stock Units to each of its executives: Kori G. Belzer; William Linnane; and Ron Lutz. Each Phantom Stock Unit represents the right of the grantee to receive cash payments based on the fair market value of the Corporation's common stock at the time of vesting. Vesting will occur in three tranches of one-third each over the three (3) year period following the grant date, provided that (i) the Grantee is an employee of the Company at the time and (ii) the Corporation has achieved 70% of the agreed upon applicable financial target for the year commencing with 2023 (which was EBITDA for 2023), with the first criteria having been achieved, the second has respectively vested on the second and will vest on the third anniversary dates of the vesting of the first year’s tranche with no additional vesting criteria. The Phantom Stock Units do not possess the rights of common stockholders of the Corporation, including any voting or dividend rights, and cannot be exercised or traded for the Corporation's common stock. Due to the cash settlement feature, the Phantom Stock Units are classified as liabilities in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet.

During the quarter ended  March 31, 2025 and March 31, 2024 the Company has recognized compensation expense of $52,727 and $0, respectively, related to the 2022 and 2023 Phantom Stock Awards.  This amount is reflected within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2025.

8.	Related Party Transactions

Domestic Related Party Transactions

Bartels' Retirement and Director Compensation

William H. Bartels retired as an employee of the Company as of  January 1, 2020. However, he continues to serve as a member of SPAR's Board. Mr. Bartels is a significant stockholder of SGRP,  is one of the founders of the Company, and is an affiliate and related party of SGRP.

Effective as of  January 18, 2020, SPAR's Governance Committee proposed and unanimously approved retirement benefits for Mr. Bartels, for the five-year period commencing  January 1, 2020, and ended December 31, 2024 (the "Five-Year Period"), for Mr. Bartels. The aggregate value of benefits payable to Mr. Bartels is approximately $0.2 million per year and a total of $1.1 million for the Five-Year Period.  As of  March 31, 2025 there are no retirement benefits remaining outstanding.

Pursuant to the 2024 Stock Repurchase Program, on   May 3, 2024, SGRP's Board and its Audit Committee approved SGRP's Repurchase Agreement with William H. Bartels for SGRP's private repurchase of 1,000,000 shares of the Corporation's common stock from William H. Bartels, dated and effective as of   April 30, 2024, at a purchase price of $1.80 per share (the Nasdaq closing price on   April 29, 2024).

Other Related Party Transactions and Arrangements

On  April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a  five-year period. $0.3 million was paid within  five business days of closing, and the remaining $2.8 million will be paid pursuant to a Secured Promissory Note. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for  three years post-closing and specific mutual releases were provided.  As of March 31, 2025, $0.5 million has been paid and the remaining $2.2 million Promissory Note is outstanding and is reported on the condensed consolidated balance sheets (including current portion).

On  December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of President and Chief Executive Officer, Michael R. Matacunas.  During the first three months of 2025, the Company his recognized approximately $129,000 in expenses under this agreement.  In 2025, WB Marketing changed its name to Qantm Creative.

SBS and Infotech are related parties and affiliates of SGRP but are not under the control or part of the consolidated Company. In July 1999 the Company, SBS and Infotech entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and has the right to unilaterally license and exploit certain portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software are co-owned with SBS and Infotech, and each entered into a non-exclusive royalty-free license from the Company to use certain "SPAR" trademarks in the United States.

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

The closing conditions under that agreement were satisfied in all material respects by   March 31, 2024. and on   April 29, the Company received 144,560,000 South African Rand from the Local Buyers (or approximately $7.7 million). The remaining purchase price of approximately $1.9 million is recorded as other receivable on the balance sheet and will be paid on   December 31, 2025, and its payment is secured by an irrevocable unconditional guarantee from Investec Bank Limited. The Company has also licensed certain technology (including SPARView) and trademarks to Meridian in connection with the sale.  The Company recognized a pre-tax gain of approximately $7.2 million on this transaction in the first quarter of 2024, which is presented within Gain on sale of business in the Consolidated Statements of Operations and Comprehensive Income.

Agreement to sell the Company’s ownership interest in its Chinese Joint Venture

On  February 23, 2024, the Company entered into an agreement to sell its 51% ownership interest in SPAR (Shanghai) Marketing Management Co., Ltd. to Shanghai Jingbo Enterprise Consulting Co., Ltd. and Shanghai Wedone Marketing Management Co. Ltd.  The total price paid to the Company is $200,000. The sale was completed in  April 2024. The Company has recognized a loss of $1.1 million in the second quarter of 2024 as a result of this transaction.  The Company has no continuing involvement in SPAR (Shanghai) Marketing Management Co., Ltd.

Agreement to sell the Company’s Brazilian subsidiary that owns its interest in its Brazilian Joint Venture

On  March 26, 2024, the Company signed a share purchase agreement with JK Consultoria Empresarial Ltda. ("JKC") for JKC to acquire the Company's Brazilian holding company (which in turn owns the Company's 51% ownership interest in its Brazilian joint venture subsidiary) for BRL 58.9 million or approximately $11.8 million. Closing of the sale occurred in   June 2024. The Company has recognized a loss of $1.2 million in the second quarter of 2024 as a result of this transaction.  The Company has no continuing involvement in the Brazilian Joint Venture.

Agreement to sell SPAR's 100% ownership interest in SPAR Japan

On  July 23, 2024, the Company entered into an agreement to sell its 100% ownership interest in SPAR Japan for $500,000. The sale closed on   August 30, 2024. The Company has recognized a loss of $0.7 million in the third quarter of 2024 as a result of this transaction. The Company has no continuing involvement in SPAR Japan.

Agreement to sell SPAR's 51% ownership interest in its Indian Joint Venture

On  August 31, 2024, the Company closed on an agreement to sell its 51% ownership interest in its Indian Joint venture for $500,000. The sale closed on   September 25, 2024. The Company has recognized a loss of $1.4 million in the third quarter of 2024 as a result of this transaction. The Company has no continuing involvement in the Indian Joint Venture.

Agreement to sell SPAR's 51% ownership interest in its Mexican Joint Venture

On  December 19, 2024, the Company closed on an agreement to sell its 51% ownership interest in its Mexican Joint venture for $417,000. The sale closed on   December 19, 2024. The Company has recognized a loss of $1.1 million in the fourth quarter of 2024 as a result of this transaction. The Company has no continuing involvement in the Mexican Joint Venture.

9.	Segment Information

The Company operates as one operating segment. The Company's chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated revenues, gross margin, operating income and net income to assess financial performance and allocate resources. Significant expenses within operating income, as well as within net income, include field management costs, direct expenses, and selling, general and administrative expenses, which are each separately presented on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. Other segment items within net income include interest expense, other (income) expense, net, and income tax expense.  Total consolidated assets on the Company's Condensed Consolidated Balance Sheets are equal to segment assets.

Long-lived assets of the Company as of the periods presented were (in thousands):

	March 31,	December 31,
	2025	2024
Long lived assets:
United States	$4,858	$4,014
Canada	423	465
Total long lived assets	$5,281	$4,479

Geographic Data (in thousands)

	Three Months Ended March 31,
	2025		2024
		% of		% of
		consolidated		consolidated
		net revenue		net revenue
United States	$30,876	90.7%	$28,822	58.3%
South Africa	-	-	8,277	16.8%
Mexico	-	-	3,267	6.6%
China	-	-	2,698	5.5%
Japan	-	-	1,418	2.9%
Canada	3,165	9.3%	3,269	6.6%
India	-	-	1,645	3.3%
Total net revenue	$34,041	100.0%	$49,396	100.0%

10.	Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Three Months Ended
		March 31,
Lease Costs	Classification	2025	2024
Operating lease cost	Selling, General and Administrative Expense	$72	$170
Short-term lease cost	Selling, General and Administrative Expense	62	176
Total lease cost		$134	$346

The following includes supplemental information for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Operating cash flows from operating leases	$92	$176

Right-of-use assets obtained in exchange for lease obligations
Operating lease	$-	$2,104

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$537	$630
Liabilities:
Current portion of operating lease liabilities	219	276
Non-current portion of operating lease liabilities	318	353
Total Operating lease liabilities	$537	$629

Weighted average remaining lease term - operating leases (in years)	2.65	2.64
Weighted average discount rate - operating leases	7.89%	7.70%

The following table summarizes the maturities of lease liabilities as of March 31, 2025 (in thousands):

Period Ending December 31,	Amount
2025	$281
2026	164
2027	139
2028	54
Thereafter	-
Total Lease Payments	638
Less: imputed interest	(101)
Total	$537

11.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income attributable to SPAR Group, Inc.	$462	$6,627

Denominator:
Shares used in basic net income per share calculation	23,450	23,817
Effect of diluted securities:
Stock options and unvested restricted shares	102	196
Shares used in diluted net income per share calculations	23,552	24,013

Basic income per common share attributable to SPAR Group, Inc.	$0.02	$0.28
Diluted income per common share attributable to SPAR Group, Inc.	$0.02	$0.28

12.	Subsequent Events

With the exception of those below, there are no additional subsequent events through  July 17, 2025, the date these unaudited condensed consolidated financial statements were available for issuance.

Potential Going Private Transaction

As previously disclosed, on August 30, 2024, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Highwire Capital, LLC, a Texas limited liability company (“Parent”), and Highwire Merger Co. I, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub was expected to merge with and into the Corporation (the “Merger”), with the Corporation surviving the Merger as a direct, wholly owned subsidiary of Parent.

On May 15, 2025, the Corporation provided a conditional notice of termination to Parent indicating that if Parent did not consummate the Merger by 5:00 P.M. Eastern Time on May 22, 2025 (the “Closing Deadline”), the Corporation intended to terminate the Merger Agreement in accordance with the terms of the Merger Agreement.

Since the Merger was not consummated by the Closing Deadline, on May 23, 2025 the Corporation provided notice to Parent that the Corporation was terminating the Merger Agreement with immediate effect.

Upon termination of the Merger Agreement, Parent is required to pay to the Corporation the Termination Fee (as such term is defined in the Merger Agreement) by May 28, 2025.  The Company is actively pursuing payment of this fee.

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation",) and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group" or the "Company"). There also are forward-looking statements contained in: (a) SGRP's 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the "SEC") on July 17, 2025; and (b) SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report and the Annual Report, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

As of March 31, 2025, the Company operated in the United States and Canada. During 2024, the Company strategically exited joint ventures in Mexico, Brazil, South Africa, China, Japan and India.

With more than 50 years of experience and a diverse network of merchandising specialists around the world, the Company continues to grow its relationships with some of the world’s leading businesses. The combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates the Company from the competition.

The Company is dedicated to delivering a spectrum of specialized services tailored to enhance retail operations and profitability in North America. Our team collaborates closely with clients to identify their primary goals, ensuring the execution of strategies that boost sales and profit margins. With a focus on merchandising and brand marketing, our specialists deploy a variety of programs aimed at maximizing product sell-through to consumers. These initiatives range from launching new products and setting up promotional displays to assembling fixtures and ensuring consistent stock availability, thus facilitating efficient reordering processes. Furthermore, we extend our expertise to sales enhancement and customer service improvement. As the retail landscape evolves, our team is adept at undertaking comprehensive store renovations and preparing new locations for their grand openings, ensuring they meet the modern consumer's expectations. Additionally, our distribution associates play a pivotal role in retail and consumer goods distribution centers, preparing these facilities for operation, optimizing system functionality, managing product logistics, and providing essential staffing solutions to meet our clients' needs effectively.

The Company’s business is led and operated from its headquarters in Auburn Hills, Michigan, with local leadership and offices in Canada.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP measures of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").  "EBITDA" is defined as net income before (i) depreciation and amortization, (ii) interest expense, net, and (iii) income tax expense.  "Adjusted EBITDA" is defined as EBITDA adjusted for (i) Board of Directors incremental compensation expense, (ii) restructuring, (iii) goodwill impairment, (iv) nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations, and (v) special items as determined by management. In evaluating Adjusted EBITDA for the three months ending March 31, 2024, Management has included adjusted EBITDA from discontinued operations for the time period that such discontinued operations were still owned by the Company.   These metrics area supplemental measures of our operating performance that is neither required by, nor presented in accordance with, U.S. GAAP.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
●	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
●	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Consolidated net income from continuing operations	$462	$6,796
Depreciation and amortization from continuing operations	367	475
Interest expense from continuing operations	469	475
Income tax expense from continuing operations	114	1,393
Other expense (income) from continuing operations	(9)	7
EBITDA of discontinued operations	-	937
Subtotal of Adjustments to Consolidated Net Income	941	3,287
Consolidated EBITDA	$1,403	$10,083
Review of Strategic Alternatives	66	330
Gain on sale of business	-	(7,157)
Share based compensation	27	128
Consolidated Adjusted EBITDA	$1,496	$3,384
Adjusted EBITDA attributable to non-controlling interest	-	(918)
Adjusted EBITDA attributable to SPAR Group, Inc.	$1,496	$2,466

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of Net revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025		2024
Net revenues	$34,041	100.0%	$49,396	100.0%
Cost of revenue:
Field Management	2,334	6.9	2,240	4.5
Direct Expenses	24,432	71.8	37,444	75.8
Total cost of revenue	26,766	78.6	39,684	80.3
Gross profit	7,275	21.4	9,712	19.7
Selling, general and administrative expense	5,872	17.2	7,723	15.6
Gain on sale of business	-	-	(7,157)	(14.5)
Depreciation and amortization	367	1.1	475	1.0
Operating income	1,036	3.0	8,671	17.6
Interest expense	469	1.4	475	1.0
Other (income) expense, net	(9)	(0.0)	7	0.0
Income before income tax expense	576	1.7	8,189	16.6
Income tax expense	114	0.3	1,393	2.8
Income from continuing operations	462	1.4	6,796	13.8
Net income from discontinued operations	-	-	385	0.8
Net income	462	1.4	7,181	14.5
Net income attributable to non-controlling interest	-	-	(554)	(1.1)
Net income attributable to SPAR Group, Inc.	$462	1.4%	$6,627	13.4%

Net Revenues

Net revenues for three months ended March 31, 2025 were $ 34.0 million, compared to $ 49.4 million for the three months ended March 31, 2024, a decrease of $ 15.4 million, or 31.1% . The decrease is primarily due to the exit of South Africa, Mexico, China, Japan and India during later periods of 2024.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 78.6% of net revenue for the three months ended March 31, 2025 compared to 80.3% of net revenues for the three months ended March 31, 2024.

Cost of revenues for the three months ended March 31, 2025 were $ 26.8 million, compared to $ 39.7 million for the three months ended March 31, 2024, a decrease of $ 12.9 million, or 32.5%.  The decrease is primarily due to the exit of South Africa, Mexico, China, Japan and India during later periods of 2024.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $ 5.9 million, or 17.2% of net revenue, and approximately $ 7.7 million, or 15.6% of net revenue for the three months ended March 31, 2025 and 2024, respectively.  The decrease is primarily due to the exit of South Africa, Mexico, China, Japan and India during later periods of 2024.

Depreciation and Amortization

For the three months ended March 31, 2025 and 2024, depreciation and amortization was approximately $ 0.4 million and $ 0.5 million, respectively.

Interest Expense

For the three months ended March 31, 2025 and 2024, interest expense was approximately $ 0.5 million and $ 0.5 million, respectively.

Other Expense (Income), Net

For the three months ended March 31, 2025 and 2024, other expense (income), net was approximately $(9) thousand and $7 thousand, respectively.

Income Tax Expense

For the three months ended March 31, 2025 and 2024, income tax expense was approximately $ 0.1 million with an effective rate of 19.8% and $ 1.4 million with an effective rate of 17.0%, respectively.   For the first quarter of 2025, the Company's effective tax rate was consistent with the U.S. Federal statutory rate of 21%.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Critical Accounting Estimates section of the MD&A in the 2024 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on July 17, 2025.

Liquidity and Capital Resources

Funding Requirements

Cash from operations could be affected by various risks and uncertainties, including, but not limited to risks detailed in the section titled "Risk Factors" included elsewhere in our 2024 Annual Report on Form 10-K/A.  The Company believes that based upon the continuation of the Company's existing credit facilities (for which the Company has received a term sheet for a two year extension from its lender that expires on July 21, 2025), projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing working capital and capital expenditure requirements over the next 12 months. However, delays in collection of receivables due from any of the Company's major clients, a significant reduction in business from such clients, or a negative economic downturn, could have a material adverse effect on the Company's business, cash resources, and ongoing ability to fund operations.

The Company is a party to various domestic and international credit facilities. These various domestic and international credit facilities require compliance with their respective financial covenants. See Note 3 to the Company's unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows for the For the Three months ended March 31, 2025 and 2024

Net cash used in operating activities was $ 4.0 million compared to $ 0.6 million provided by operating activities for the three months ended March 31, 2025 and 2024, respectively.

Net cash used in investing activities was approximately $ 0.5 million compared to $ 0.9 million used in investing activities for the three months ended March 31, 2025 and 2024, respectively.

Net cash provided by financing activities was approximately $ 4.3 million compared to $ 6.3 million provided by financing activities for the three months ended March 31, 2025 and 2024, respectively.

Reflecting the impact of foreign exchange rate changes on the activity above resulted in a decrease in cash and cash equivalents for the three months ended March 31, 2025 and 2024 of approximately $0 and $171 thousand, respectively.

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

Material Weaknesses in Internal Control Over Financial Reporting

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

Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts described above, there were no changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q for the three months ended March 31, 2025.

There have been no material changes in the Company's risk factors since the 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024.

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

Date: July 17, 2025	SPAR Group, Inc., Registrant

By: /s/ Antonio Calisto Pato
Antonio Calisto Pato Chief Financial Officer, Treasurer and Secretary