Form 10-Q
period 2025-06-30
SPAR Group, Inc.
filed 2025-08-14
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended June 30, 2025

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

As of July 31, 2025, the Registrant had 23,684,752 shares of common stock, par value $0.01 per share, outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net revenues	$38,629	$43,402	$72,671	$92,799
Cost of revenue:
Field Management	3,106	2,460	5,440	4,701
Direct Expenses	26,461	31,978	50,893	69,422
Total cost of revenue	29,567	34,438	56,333	74,123
Gross profit	9,062	8,964	16,338	18,676
Selling, general and administrative expense	7,934	8,068	13,807	15,773
(Gain) loss on sale of business	-	1,411	-	(5,746)
Depreciation and amortization	413	451	780	926
Operating income (loss)	715	(966)	1,751	7,723
Interest expense	589	590	1,058	1,066
Other (income) expense, net	7	(296)	(2)	(288)
Income (loss) before income tax expense	119	(1,260)	695	6,945
Income tax expense	120	934	234	2,327
Income (loss) from continuing operations	(1)	(2,194)	461	4,618

Discontinued Operations
Income from discontinued operations	-	552	-	1,381
Loss on disposal of business	-	(1,188)	-	(1,188)
Income tax expense	-	(613)	-	(1,074)
Net loss from discontinued operations	-	(1,249)	-	(881)

Net income (loss)	(1)	(3,443)	461	3,737
Net income attributable to non-controlling interest	-	(448)	-	(1,002)
Net income (loss) attributable to SPAR Group, Inc.	$(1)	$(3,891)	$461	$2,735
Basic earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$-	$(0.12)	$0.02	$0.15
Diluted earnings (loss) per common share attributable to SPAR Group, Inc. from continuing operations	$-	$(0.11)	$0.02	$0.16
Basic loss per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$(0.05)	$-	$(0.04)
Diluted loss per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$(0.05)	$-	$(0.04)
Basic earnings (loss) per common share attributable to SPAR Group, Inc.	$-	$(0.17)	$0.02	$0.11
Diluted earnings (loss) per common share attributable to SPAR Group, Inc.	$-	$(0.16)	$0.02	$0.12
Weighted-average common shares outstanding – basic	23,470	23,786	23,460	23,670
Weighted-average common shares outstanding – diluted	23,499	24,010	23,532	23,873

Net income (loss)	$(1)	$(3,443)	$461	$3,737
Other comprehensive income (loss)
Foreign currency translation adjustments	160	1,372	71	(1,148)
Comprehensive income (loss)	159	(2,071)	532	2,589
Comprehensive (income) loss attributable to non-controlling interest	-	(393)	-	97
Comprehensive income (loss) attributable to SPAR Group, Inc.	$159	$(2,464)	$532	$2,686

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$13,929	$18,221
Accounts receivable, net	44,370	24,766
Prepaid expenses and other current assets	2,259	3,009
Total current assets	60,558	45,996
Property and equipment, net	2,965	2,015
Operating lease right-of-use assets	477	630
Goodwill	856	856
Intangible assets, net	775	841
Deferred income taxes, net	4,095	4,259
Other assets	1,834	1,834
Total assets	$71,560	$56,431
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,632	$8,767
Accrued expenses and other current liabilities	7,016	3,533
Customer incentives and deposits	1,589	892
Lines of credit and short-term loans	24,701	16,082
Current portion of long-term debt	500	500
Current portion of operating lease liabilities	180	276
Total current liabilities	44,618	30,050
Operating lease liabilities, net of current portion	297	353
Long-term debt, net of current portion	1,753	1,722
Total liabilities	46,668	32,125
Commitments and contingencies – See Note 4
Stockholders' equity:
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 23,489,752 shares issued and outstanding as of June 30, 2025 and 23,449,701 as of December 31, 2024	234	234
Treasury stock, at cost, 1,205,485 shares as of June 30, 2025 and as of December 31, 2024	(2,075)	(2,075)
Additional paid-in capital	19,940	19,886
Accumulated other comprehensive loss	(1,127)	(1,198)
Retained earnings	7,920	7,459
Total stockholders' equity	24,892	24,306
Total liabilities and stockholders’ equity	$71,560	$56,431

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2025	23,449	$234	1,205	$(2,075)	$19,886	$(1,198)	$7,459	$24,306
Share-based compensation	-	-	-	-	27	-	-	27
Other comprehensive loss	-	-	-	-	-	(89)	-	(89)
Net income	-	-	-	-	-	-	462	462
Balance at March 31, 2025	23,449	$234	1,205	$(2,075)	$19,913	$(1,287)	$7,921	$24,706
Share-based compensation	-	-	-	-	27	-	-	27
Issuance of shares for restricted stock units	40	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	160	-	160
Net loss	-	-	-	-	-	-	(1)	(1)
Balance at June 30, 2025	23,489	$234	1,205	$(2,075)	$19,940	$(1,127)	$7,920	$24,892

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

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$461	$3,737
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	811	926
Amortization of operating lease right-of-use assets	174	310
Provision for expected credit losses	-	89
Deferred income tax expense	204	1,349
Gain on sale of businesses	-	(5,746)
Share-based compensation expense	54	256
Changes in operating assets and liabilities:
Accounts receivable	(19,012)	(6,199)
Prepaid expenses and other current assets	754	171
Change in deferred tax due to deconsolidation	-	2,307
Accounts payable	1,859	2,493
Operating lease liabilities	(272)	(310)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	3,067	1,213
Net cash (used in) provided by operating activities of continuing operations	(11,900)	596
Net cash used in operating activities of discontinued operations	-	(426)
Net cash (used in) provided by operating activities	(11,900)	170

Cash flows from investing activities
Purchases of property and equipment and capitalized software	(959)	(771)
Proceeds from the sale of joint ventures, net of cash transferred	-	7,982
Net cash (used in) provided by investing activities of continuing operations	(959)	7,211
Net cash provided by investing activities of discontinued operations	-	3,751
Net cash (used in) provided by investing activities	(959)	10,962

Cash flows from financing activities
Borrowings under line of credit	69,136	69,117
Repayments under line of credit	(60,589)	(64,044)
Proceeds from term debt	-	26
Repurchase of common stock	-	(1,800)
Payments of notes to seller	-	(1,843)
Payments to acquire noncontrolling interests	-	(250)
Net cash provided by financing activities of continuing operations	8,547	1,206
Net cash used in financing activities of discontinued operations	-	(1,315)
Net cash (used in) provided by financing activities	8,547	(109)

Effect of foreign exchange rate changes on cash	20	(48)
Net change in cash, cash equivalents	(4,292)	10,976
Cash and cash equivalents at beginning of period	18,221	10,719
Cash and cash equivalents at end of period	13,929	21,695

Supplemental disclosure of cash flows information:
Cash paid for interest	$982	$1,030
Cash paid for income taxes	$-	$277

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the 2024 Annual Report on Form 10-K/A that was filed with the Securities and Exchange Commission on July 17, 2025.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2025, consolidated results of operations and comprehensive income for the three and six months ended  June 30, 2025 and 2024, and consolidated cash flows for the six months ended  June 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the  three and six months ended June 30, 2025 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2025.

Principles of Consolidation

The Company consolidates its wholly-owned subsidiaries and all significant intercompany transactions have been eliminated in the unaudited condensed consolidated financial statements.

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

Segment Reporting

Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM”) in deciding how to allocate resources and in assessing performance. The Company's CODM is the Chief Executive Officer. As a result of the Company's exit of substantially all international operations during 2024, we have evaluated how our CODM has now organized our Company for purposes of making operating decisions, preparing budgets and forecasts, setting targets, allocating resources, and assessing performance. Our CODM manages all business activities on a consolidated basis and measures segment profit or loss based on consolidated net income. As a result, we have concluded that as of March 31, 2025, the Company’s reportable segments changed to one segment for the purpose of making operational and resource decisions and assessing financial performance. Segment information for the three months and six months ended June 30, 2024 have been recast to reflect this reportable segment structure.

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

On  November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after  December 15, 2026, and interim periods within fiscal years beginning after  December 15, 2027. The Company is evaluating the impact that adoption will have on the Company's consolidated financial statements and related disclosures.

Supplemental Balance Sheet Information

	June 30,	December 31,
Accounts receivable, net, consists of the following:	2025	2024
(in thousands)
Trade	$29,368	$12,059
Unbilled	12,506	9,284
Non-trade	2,738	3,834
Gross accounts receivable	44,612	25,177
Less allowance for credit losses	(242)	(411)
Accounts Receivable, net	$44,370	$24,766

	June 30,	December 31,
Activity in allowance for credit losses	2025	2024
(in thousands)
Beginning balance in allowance for credit losses	$411	$1,461
Current provision for expected credit losses	-	128
Allowances associated with businesses sold	-	(12)
Write-offs charged against the allowance	(169)	(1,166)
Ending balance in allowance for credit losses	$242	$411

	June 30,	December 31,
Property and equipment consist of the following:	2025	2024
(in thousands)
Equipment	$4,025	$4,060
Furniture and fixtures	668	591
Leasehold improvements	387	384
Capitalized internal use software costs	20,610	18,967
Gross property and equipment	25,690	24,002
Less accumulated depreciation and amortization	(22,725)	(21,987)
Property and equipment, net	$2,965	$2,015

	June 30,	December 31,
Intangible assets consist of the following:	2025	2024
(in thousands)
Trade names	$900	$900
Patents	870	870
Gross intangible assets	1,770	1,770
Less accumulated amortization	(995)	(929)
Intangible assets, net	$775	$841

The annual amortization for each of the following years succeeding December 31, 2024 is summarized as follows: (in thousands)
Year	Amount
2025	$67
2026	133
2027	36
2028	36
2029	36
Thereafter	467
Total	$775

	June 30,	December 31,
Accrued expenses and other current liabilities:	2025	2024
(in thousands)
Taxes payable	$519	$137
Accrued salaries and wages	3,737	1,644
Accrued third party labor	2,321	131
Other	439	1,621
Accrued expenses and other current liabilities	$7,016	$3,533

Fair Value Measurements

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The US GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

● Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
● Level 2	Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
● Level 3	Prices or valuation techniques where little or no market data is available that requires inputs significant to the fair value measurement and unobservable.

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

Amounts included in the consolidated financial statements in this Form 10-Q for discontinued operations are detailed below:

Summary of Results from Discontinued Operations
	Three Months Ended June 30,	Six Months Ended June 30,
$ in thousands	2024	2024
Net revenues	$13,888	$33,185
Cost of revenues	11,859	28,325
Gross profit	2,029	4,860
Selling, general, and administrative expenses	1,473	3,385
Loss on sale of business	1,188	1,188
Depreciation and amortization	27	63
Income (loss) from operations before tax	(659)	224
Income tax expense	613	1,074
Interest expense (benefit)	(23)	31
Loss from discontinued operations, net of tax	$(1,249)	$(881)

3.	Debt

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

On February 1, 2023, the NM Loan Parties and NM executed and delivered a Sixth Modification Agreement, effective immediately (the "Sixth Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to increase the amount of the US Revolving Credit Facility to $28.0 million and increase the Canada Revolving Credit Facility to CDN $2.0 million. In addition, the Sixth Modification Agreement increased the cap on unbilled accounts in the borrowing base for SMF to $7.0 million from $6.5 million.

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

As of  June 30, 2025, the aggregate interest rate was 9.40% per annum and the aggregate outstanding loan balance was approximately $24.7 million, which is included within lines of credit and short-term loans in the unaudited condensed consolidated balance sheets. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility was approximately   $23.2 million; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility was approximately $1.5 million.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each the NM Borrowers (i.e., SMF and SCC) and imposes limits on all of the NM Loan Parties (including SGRP) on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of  June 30, 2025. The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties.

Resource Plus – Seller Notes

On  April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a five-year period. $0.25 million was paid within the five business days of closing, and the remaining $2.75 million will be paid pursuant to a Secured Promissory Note. As of  June 30, 2025, $0.5 million has been paid and the remaining $2.3 million Promissory Note (net of discount) is outstanding and is reported on the condensed consolidated balance sheets in current portion of long-term debt and long-term debt.

Summary of the Company’s lines of credit (in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	June 30, 2025	June 30, 2025	December 31, 2024	December 31, 2024
USA / Canada North Mill Capital	9.40%	$24,701	9.40%	$16,082
Total		$24,701		$16,082

Summary of the Company’s Seller Notes (dollars in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	June 30, 2025	June 30, 2025	December 31, 2024	December 31, 2024
USA - Resource Plus Seller Notes (Current)	4.30%	500	4.30%	500
USA - Resource Plus Seller Notes (Long-term)	4.30%	1,753	4.30%	1,722
USA - Resource Plus Seller Notes		$2,253		$2,222

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	June 30,	December 31,
	2025	2024
Unused Availability:
United States / Canada	$1,179	$13,310
Total Unused Availability	$1,179	$13,310

4.	Commitments and Contingencies

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

As of June 30, 2025, the Corporation’s certificate of incorporation authorized the Corporation to issue 47,000,000 shares of common stock, par value $0.01 per share.  The voting, dividend and liquidation rights of the holders of the Corporation's common stock are subject to and qualified by the rights, powers and preferences of the holders of the Corporation's Series B convertible preferred stock. Each share of the Corporation's common stock is entitled to one vote on all matters submitted to a vote of the Corporation's stockholders. Holders of the Corporation's common stock are entitled to receive dividends as  may be declared by the Corporation's board of directors (the "Board"), if any, subject to the preferential dividend rights of the Corporation's Series B convertible preferred stock. No cash dividends had been declared or paid during the periods presented.

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

Stock Options

For the three months ended  June 30, 2025 and 2024, the Company recognized share-based compensation expense related to stock options of $0 and $34,774, respectively. For the six months ended  June 30, 2025 and 2024, the Company recognized share-based compensation expense related to stock options of $2,237 and $69,548, respectively. For the three months ended  June 30, 2025 and 2024, the tax benefit available from share-based compensation expense related to stock options was $0 and $48,396, respectively.  For the six months ended  June 30, 2025 and 2024, the tax benefit available from share-based compensation expense related to stock options was $0 and $48,396, respectively.

Restricted Stock Units

For the three months ended June 30, 2025 and 2024, the Company recognized share-based compensation expense related to restricted stock units of $25,077 and $93,226, respectively. For the six months ended  June 30, 2025 and 2024, the Company recognized share-based compensation expense related to restricted stock units of $49,667 and $186,452, respectively.  For the three months ended  June 30, 2025 and 2024, the tax benefit available from share-based compensation expense related to restricted stock units was $6,269 and $7,519, respectively.  For the six months ended  June 30, 2025 and 2024, the tax benefit available from share-based compensation expense related to restricted stock units was $12,417 and $22,113, respectively.

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

During the three months ended  June 30, 2025 and June 30, 2024 the Company has recognized compensation expense of $413,574 and $0, respectively, related to the 2022 and 2023 Phantom Stock Awards.  During the six months ended June 30, 2025 and June 30, 2024, the Company has recognized compensation expense of $466,301 and $0, respectively related to the 2022 and 2023 Phantom Stock Awards. These amounts are reflected within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2025.

8.	Related Party Transactions

Domestic Related Party Transactions

Bartels' Retirement and Director Compensation

William H. Bartels retired as an employee of the Company as of  January 1, 2020. However, he continues to serve as a member of SPAR's Board. Mr. Bartels is a significant stockholder of SGRP,  is one of the founders of the Company, and is an affiliate and related party of SGRP.

Effective as of  January 18, 2020, SPAR's Governance Committee proposed and unanimously approved retirement benefits for Mr. Bartels, for the five-year period commencing  January 1, 2020, and ended December 31, 2024 (the "Five-Year Period"), for Mr. Bartels. The aggregate value of benefits payable to Mr. Bartels is approximately $0.2 million per year and a total of $1.1 million for the Five-Year Period.  As of  June 30, 2025, there are no retirement benefits remaining outstanding.

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

Other Related Party Transactions and Arrangements

On  April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a  five-year period. $0.3 million was paid within  five business days of closing, and the remaining $2.8 million will be paid pursuant to a Secured Promissory Note. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for  three years post-closing and specific mutual releases were provided.  As of June 30, 2025, $0.5 million has been paid and the remaining $2.3 million Promissory Note is outstanding and is reported on the condensed consolidated balance sheets (including current portion).

On  December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of President and Chief Executive Officer, Michael R. Matacunas. During the three and six months ended June 30, 2025, the Company his recognized approximately $41,000 and $170,000, respectively, in expenses under this agreement.  During the three and six months ended June 30, 2024, the Company recognized approximately $15,000 and $87,000, respectively, in expenses under this agreement. In 2025, WB Marketing changed its name to Qantm Creative.

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

Long-lived assets of the Company as of the periods presented were (in thousands):

	June 30,	December 31,
	2025	2024
Long lived assets:
United States	$4,858	$4,014
Canada	418	465
Total long lived assets	$5,276	$4,479

Geographic Data (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
		% of		% of		% of		% of
		consolidated		consolidated		consolidated		consolidated
		net revenue		net revenue		net revenue		net revenue
United States	$35,258	91.3%	$32,993	76.0%	$66,135	91.0%	$61,816	66.6%
South Africa	-	-	-	0.0%	-	-	8,277	8.9%
Mexico	-	-	3,260	7.5%	-	-	6,527	7.0%
China	-	-	-	0.0%	-	-	2,698	2.9%
Japan	-	-	1,452	3.3%	-	-	2,870	3.1%
Canada	3,371	8.7%	3,900	9.0%	6,536	9.0%	7,169	7.7%
India	-	-	1,797	4.2%	-	-	3,442	3.8%
Total net revenue	$38,629	100.0%	$43,402	100.0%	$72,671	100.0%	$92,799	100.0%

10.	Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Costs	Classification	2025	2024	2025	2024
Operating lease cost	Selling, General and Administrative Expense	$57	$93	$129	$269
Short-term lease cost	Selling, General and Administrative Expense	272	128	296	299
Total lease cost		$329	$221	$425	$568

The following includes supplemental information for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating cash flows from operating leases	$82	$134	$174	$310

Right-of-use assets obtained in exchange for lease obligations
Operating lease	$-	$-	$-	$-

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$477	$630
Liabilities:
Current portion of operating lease liabilities	180	276
Non-current portion of operating lease liabilities	297	353
Total Operating lease liabilities	$477	$629

Weighted average remaining lease term - operating leases (in years)	2.86	2.64
Weighted average discount rate - operating leases	8.06%	7.70%

The following table summarizes the maturities of lease liabilities as of June 30, 2025 (in thousands):

Period Ending December 31,	Amount
2025	$152
2026	171
2027	146
2028	92
Thereafter	-
Total Lease Payments	561
Less: imputed interest	(84)
Total	$477

11.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$(1)	$(3,891)	$461	$2,735

Denominator:
Shares used in basic net income per share calculation	23,470	23,786	23,460	23,670
Effect of diluted securities:
Stock options and unvested restricted shares	29	224	72	203
Shares used in diluted net income per share calculations	23,499	24,010	23,532	23,873

Basic earnings (loss) per common share attributable to SPAR Group, Inc.	$-	$(0.17)	$0.02	$0.11
Diluted earnings (loss) per common share attributable to SPAR Group, Inc.	$-	$(0.16)	$0.02	$0.12

12.	Subsequent Events

On August 12, 2025, the Company, through SPAR Marketing Force, Inc. ("SMF") and SPAR Canada Company ULC ("SCC", and collectively with SMF, the “NM Borrowers”) and North Mill Capital, LLC, d/b/a SLR Business Credit ("NM") agreed to terms for an extension to the company's credit facilities through October 10, 2027.  Under this agreement, the total credit facility size will be $36 million ($30 million for the US facility and $6 million for the Canadian facility).

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

As of June 30, 2025, the Company operated in the United States and Canada. During 2024, the Company strategically exited joint ventures in Mexico, Brazil, South Africa, China, Japan and India.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP measures of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").  "EBITDA" is defined as net income before (i) depreciation and amortization, (ii) interest expense, net, and (iii) income tax expense.  "Adjusted EBITDA" is defined as EBITDA adjusted for (i) Board of Directors incremental compensation expense, (ii) restructuring, (iii) goodwill impairment, (iv) nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations, and (v) special items as determined by management. In evaluating Adjusted EBITDA for the three months and six months ending June 30, 2024, management has included adjusted EBITDA from discontinued operations for the time period that such discontinued operations were still owned by the Company. These metrics area supplemental measures of our operating performance that is neither required by, nor presented in accordance with, U.S. GAAP.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
●	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
●	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Consolidated net income (loss) from continuing operations	$(1)	$(2,194)	$461	$4,618
Depreciation and amortization from continuing operations	413	451	780	926
Interest expense from continuing operations	589	590	1,058	1,066
Income tax expense from continuing operations	120	934	234	2,327
Other expense (income) from continuing operations	7	(296)	(2)	(288)
EBITDA of discontinued operations	-	556	-	1,475
Subtotal of Adjustments to Consolidated Net Income	1,129	2,235	2,070	5,506
Consolidated EBITDA	$1,128	$41	$2,531	$10,124
Review of Strategic Alternatives	144	325	210	655
Legal costs	14	-	14	-
(Gain) loss on sale of business	-	1,411	-	(5,746)
Share based compensation	27	128	54	256
Consolidated Adjusted EBITDA	$1,313	$1,905	$2,809	$5,289
Adjusted EBITDA attributable to non-controlling interest	-	(525)	-	(1,443)
Adjusted EBITDA attributable to SPAR Group, Inc.	$1,313	$1,380	$2,809	$3,846

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of Net revenues for the periods indicated (in thousands):

For the three months ended June 30, 2025, compared to the three months ended June 30, 2024

	Three Months Ended June 30,
	2025		2024
Net revenues	$38,629	100.0%	$43,402	100.0%
Cost of revenue:
Field Management	3,106	8.0	2,460	5.7
Direct Expenses	26,461	68.5	31,978	73.7
Total cost of revenue	29,567	76.5	34,438	79.4
Gross profit	9,062	23.5	8,964	20.6
Selling, general and administrative expense	7,934	20.5	8,068	18.6
Loss on sale of business	-	-	1,411	3.3
Depreciation and amortization	413	1.1	451	1.0
Operating income (loss)	715	1.9	(966)	(2.3)
Interest expense	589	1.5	590	1.4
Other (income) expense, net	7	-	(296)	(0.7)
Income (loss) before income tax expense	119	0.3	(1,260)	(3.0)
Income tax expense	120	0.3	934	2.2
Loss from continuing operations	(1)	-	(2,194)	(5.1)
Net loss from discontinued operations	-	-	(1,249)	(2.9)
Net loss	(1)	-	(3,443)	(8.0)
Net income attributable to non-controlling interest	-	-	(448)	(1.0)
Net loss attributable to SPAR Group, Inc.	$(1)	-	$(3,891)	(9.0)%

Net Revenues

Net revenues for three months ended June 30, 2025 were $ 38.6 million, compared to $ 43.4 million for the three months ended June 30, 2024, a decrease of $ 4.8 million, or 11.0%. The decrease is primarily due to the exit of Mexico, China, Japan and India during later periods of 2024.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 76.5% of net revenue for the three months ended June 30, 2025 compared to 79.4% of net revenues for the three months ended June 30, 2024.

Cost of revenues for the three months ended June 30, 2025 were $ 29.6 million, compared to $ 34.4 million for the three months ended June 30, 2024, a decrease of $ 4.9 million, or 14.1%.  The decrease is primarily due to the exit of South Africa, Mexico, China, Japan and India during later periods of 2024.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $ 7.9 million, or 20.5% of net revenue, and approximately $ 8.1 million, or 18.6% of net revenue for the three months ended June 30, 2025 and 2024, respectively.  The decrease is primarily due to the exit of South Africa, Mexico, China, Japan and India during later periods of 2024.

Depreciation and Amortization

For the three months ended June 30, 2025 and 2024, depreciation and amortization was approximately $ 0.4 million and $ 0.5 million, respectively.

Interest Expense

For the three months ended June 30, 2025 and 2024, interest expense was approximately $ 0.6 million and $ 0.6 million, respectively.

Other Expense (Income), Net

For the three months ended June 30, 2025 and 2024, other expense (income), net was approximately $7 thousand and $(296) thousand, respectively.

Income Tax Expense

For the three months ended June 30, 2025 and 2024, income tax expense was approximately $ 0.1 million with an effective rate of 100.8% and $ 0.9 million with an effective rate of negative 74.1%, respectively. The second quarter 2025 effective tax rate differs from the statutory rate of 21% mostly due to permanent differences.

For the six months ended June 30, 2025, compared to the six months ended June 30, 2024

	Six Months Ended June 30,
	2025		2024
	$	%	$	%
Net revenues	$ 72,671	100.0%	$ 92,799	100.0%
Cost of revenue:
Field Management	5,440	7.5	4,701	5.1
Direct Expenses	50,893	70.0	69,422	74.8
Total cost of revenue	56,333	77.5	74,123	79.9
Gross profit	16,338	22.5	18,676	20.1
Selling, general and administrative expense	13,807	19.0	15,773	17.0
Gain on sale of business	-	-	(5,746)	(6.2)
Depreciation and amortization	780	1.1	926	1.0
Operating income	1,751	2.4	7,723	8.3
Interest expense	1,058	1.5	1,066	1.1
Other income, net	(2)	-	(288)	(0.3)
Income before tax expense	695	1.0	6,945	7.5
Income tax expense	234	0.3	2,327	2.5
Income from continuing operations	461	0.6	4,618	5.0
Net loss from discontinued operations	-	-	(881)	(0.9)
Net income	461	0.6	3,737	4.0
Net income attributable to non-controlling interest	-	-	(1,002)	(1.1)
Net income attributable to SPAR Group, Inc.	$ 461	0.6%	$ 2,735	2.9%

Net Revenues

Net revenues for six months ended June 30, 2025 were $ 72.7 million, compared to $ 92.8 million for the six months ended June 30, 2024, a decrease of $ 20.1 million, or 21.7%. The decrease is primarily due to the exit of South Africa, Mexico, China, Japan and India during later periods of 2024.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 77.5% of net revenue for the six months ended June 30, 2025 compared to 79.9% of net revenues for the six months ended June 30, 2024.

Cost of revenues for the six months ended June 30, 2025 were $ 56.3 million, compared to $ 74.1 million for the six months ended June 30, 2024, a decrease of $ 17.8 million, or 24.0%.  The decrease is primarily due to the exit of South Africa, Mexico, China, Japan and India during later periods of 2024.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $ 13.8 million, or 19.0% of net revenue, and approximately $ 15.8 million, or 17.0% of net revenue for the six months ended June 30, 2025 and 2024, respectively.  The decrease is primarily due to the exit of South Africa, Mexico, China, Japan and India during later periods of 2024.

Depreciation and Amortization

For the six months ended June 30, 2025 and 2024, depreciation and amortization was approximately $ 0.8 million and $ 0.9 million, respectively.

Interest Expense

For the six months ended June 30, 2025 and 2024, interest expense was approximately $ 1.1 million and $ 1.1 million, respectively.

Other Income, Net

For the six months ended June 30, 2025 and 2024, other income, net was approximately $(2) thousand and $(288) thousand, respectively.

Income Tax Expense

For the six months ended June 30, 2025 and 2024, income tax expense was approximately $ 0.2 million with an effective rate of 33.7% and $ 2.3 million with an effective rate of 33.5%, respectively.  The six months ended June 30, 2025 effective tax rate differs from the statutory rate of 21% mostly due to permanent differences.

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

Liquidity and Capital Resources

Funding Requirements

Cash from operations could be affected by various risks and uncertainties, including, but not limited to risks detailed in the section titled "Risk Factors" included elsewhere in our 2024 Annual Report on Form 10-K/A.  The Company believes that based upon the continuation of the Company's existing credit facilities (for which the Company has received a term sheet for a two year extension from its lender and is in active negotiations to close), projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing working capital and capital expenditure requirements over the next 12 months. However, delays in collection of receivables due from any of the Company's major clients, a significant reduction in business from such clients, or a negative economic downturn, could have a material adverse effect on the Company's business, cash resources, and ongoing ability to fund operations.

The Company is a party to various domestic and international credit facilities. These various domestic and international credit facilities require compliance with their respective financial covenants. See Note 3 to the Company's unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows for the For the Six months ended June 30, 2025 and 2024

Net cash used in operating activities was $ 11.9 million compared to $ 0.2 million provided by operating activities for the six months ended June 30, 2025 and 2024, respectively.

Net cash used in investing activities was approximately $ 1.0 million compared to $ 11.0 million provided by investing activities for the six months ended June 30, 2025 and 2024, respectively.

Net cash provided by financing activities was approximately $ 8.5 million compared to $ 0.1 million used in financing activities for the six months ended June 30, 2025 and 2024, respectively.

Reflecting the impact of foreign exchange rate changes on the activity above resulted in a decrease in cash and cash equivalents for the six months ended June 30, 2025 and 2024 of approximately $20 thousand and $(48) thousand, respectively.

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

Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts described above, there were no changes in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025.

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

Date: August 14, 2025	SPAR Group, Inc., Registrant

By: /s/ Antonio Calisto Pato
Antonio Calisto Pato Chief Financial Officer, Treasurer and Secretary