Form 10-Q
period 2025-09-30
SPAR Group, Inc.
filed 2025-11-14
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended September 30, 2025

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________.

Commission file number 0-27408

SPAR GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East Boulevard, Suite 1600 Charlotte, North Carolina	28203
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (704) 837-1651

1910 Opdyke Court, Auburn Hills, Michigan	48326
(Former Address)	(Former Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SGRP	The NASDAQ Stock Market LLC

As of November 5, 2025, the Registrant had 23,949,991 shares of common stock, par value $0.01 per share, outstanding.

SPAR Group, Inc.

Index

PART I:	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	2

	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4	Controls and Procedures	22

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Mine Safety Disclosures	23

Item 5	Other Information	23

Item 6	Exhibits	24

SIGNATURES		25

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net revenues	$41,416	$37,788	$114,087	$130,586
Cost of revenue:
Field management	2,048	2,569	7,489	6,681
Direct expenses	31,678	26,777	82,570	96,795
Total cost of revenue	33,726	29,346	90,059	103,476
Gross profit	7,690	8,442	24,028	27,110
Selling, general and administrative expense	9,187	8,558	22,994	24,322
Restructuring costs and severance	4,018	-	4,018	-
Loss (gain) on sale of business	-	960	-	(4,786)
Depreciation and amortization	404	454	1,185	1,380
Operating (loss) income	(5,919)	(1,530)	(4,169)	6,194
Interest expense	663	582	1,721	1,647
Other expense, net	463	472	460	184
(Loss) income before income tax (benefit) expense	(7,045)	(2,584)	(6,350)	4,363
Income tax (benefit) expense	1,719	(2,314)	1,953	14
(Loss) income from continuing operations	(8,764)	(270)	(8,303)	4,349

Discontinued Operations
Income from discontinued operations	-	-	-	1,381
Loss on disposal of business	-	-	-	(1,188)
Income tax expense	-	-	-	(1,074)
Net loss from discontinued operations	-	-	-	(881)

Net (loss) income	(8,764)	(270)	(8,303)	3,468
Net loss (income) attributable to non-controlling interest	-	88	-	(914)
Net (loss) income attributable to SPAR Group, Inc.	$(8,764)	$(182)	$(8,303)	$2,554
Basic (loss) earnings per common share attributable to SPAR Group, Inc. from continuing operations	$(0.37)	$(0.01)	$(0.35)	$0.15
Diluted (loss) earnings per common share attributable to SPAR Group, Inc. from continuing operations	$(0.37)	$(0.01)	$(0.35)	$0.15
Basic loss per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$-	$-	$(0.04)
Diluted loss per common share attributable to SPAR Group, Inc. from discontinued operations	$-	$-	$-	$(0.04)
Basic (loss) earnings per common share attributable to SPAR Group, Inc.	$(0.37)	$(0.01)	$(0.35)	$0.11
Diluted (loss) earnings per common share attributable to SPAR Group, Inc.	$(0.37)	$(0.01)	$(0.35)	$0.11
Weighted-average common shares outstanding – basic	23,648	23,435	23,523	23,591
Weighted-average common shares outstanding – diluted	23,696	23,435	23,567	23,768

Net (loss) income	$(8,764)	$(270)	$(8,303)	$3,468
Other comprehensive (loss) income
Foreign currency translation adjustments	(64)	(72)	7	(1,220)
Comprehensive (loss) income	(8,828)	(342)	(8,296)	2,248
Comprehensive loss attributable to non-controlling interest	-	45	-	142
Comprehensive (loss) income attributable to SPAR Group, Inc.	$(8,828)	$(297)	$(8,296)	$2,390

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$8,206	$18,221
Accounts receivable, net	41,349	24,766
Prepaid expenses and other current assets	2,345	3,009
Total current assets	51,900	45,996
Property and equipment, net	3,269	2,015
Operating lease right-of-use assets, net	813	630
Goodwill	856	856
Intangible assets, net	742	841
Deferred income taxes, net	1,898	4,259
Other assets	2,187	1,834
Total assets	$61,665	$56,431
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,363	$8,767
Accrued expenses and other current liabilities	4,324	3,533
Customer incentives and deposits	1,154	892
Lines of credit	23,783	16,082
Current portion of long-term debt	500	500
Current portion of operating lease liabilities	291	276
Total current liabilities	43,415	30,050
Operating lease liabilities, net of current portion	529	353
Long-term debt, net of current portion	1,132	1,722
Total liabilities	45,076	32,125
Commitments and contingencies – See Note 4
Stockholders' equity:
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 23,776,991 shares issued and outstanding as of September 30, 2025 and 23,449,701 as of December 31, 2024	237	234
Treasury stock, at cost, 985,485 shares as of September 30, 2025 and 1,205,485 as of December 31, 2024	(1,679)	(2,075)
Additional paid-in capital	20,066	19,886
Accumulated other comprehensive loss	(1,191)	(1,198)
Retained earnings (deficit)	(844)	7,459
Total stockholders' equity	16,589	24,306
Total liabilities and stockholders’ equity	$61,665	$56,431

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings (deficit)	Total Stockholders’ Equity
Balance at January 1, 2025	23,449	$234	1,205	$(2,075)	$19,886	$(1,198)	$7,459	$24,306
Share-based compensation	-	-	-	-	27	-	-	27
Other comprehensive loss	-	-	-	-	-	(89)	-	(89)
Net income	-	-	-	-	-	-	462	462
Balance at March 31, 2025	23,449	$234	1,205	$(2,075)	$19,913	$(1,287)	$7,921	$24,706
Share-based compensation	-	-	-	-	27	-	-	27
Issuance of shares for restricted stock units	40	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	160	-	160
Net loss	-	-	-	-	-	-	(1)	(1)
Balance at June 30, 2025	23,489	$234	1,205	$(2,075)	$19,940	$(1,127)	$7,920	$24,892
Share-based compensation	-	-	-	-	84	-	-	84
Issuance of shares for restricted stock units	68	1	-	-	-	-	-	1
Sale of treasury shares	220	2	(220)	396	42	-	-	440
Other comprehensive loss	-	-	-	-	-	(64)	-	(64)
Net loss	-	-	-	-	-	-	(8,764)	(8,764)
Balance at September 30, 2025	23,777	$237	985	$(1,679)	$20,066	$(1,191)	$(844)	$16,589

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Stockholders’ Equity
Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246
Share-based compensation expense	-	-	-	-	-	-	128	-	-	-	128
Conversion of preferred stock to common stock	975	10	(650)	(7)	-	-	(1)	-	-	-	2
Sale of joint ventures	-	-	-	-	-	-	-	712	(712)	(4,981)	(4,981)
Other comprehensive loss	-	-	-	-	-	-	-	(2,030)	-	(490)	(2,520)
Net income	-	-	-	-	-	-	-	-	6,627	554	7,181
Balance at March 31, 2024	24,216	$242	-	$-	205	$(285)	$21,131	$(4,659)	$16,524	$7,103	$40,056
Share-based compensation	-	-	-	-	-	-	128	-	-	-	128
Exercise of stock options	204	2	-	-	-	-	(403)	-	-	-	(401)
Sale of joint ventures	-	-	-	-	-	-	-	1,412	-	(4,509)	(3,097)
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-	(2,115)	(2,115)
Purchase of treasury shares	(1,000)	(10)	-	-	1,000	(1,790)	-	-	-	-	(1,800)
Other comprehensive income	-	-	-	-	-	-	-	979	-	393	1,372
Net (loss) income	-	-	-	-	-	-	-	-	(3,891)	448	(3,443)
Balance at June 30, 2024	23,420	$234	-	$-	1,205	$(2,075)	$20,856	$(2,268)	$12,633	$1,320	$30,700
Share-based compensation	-	-	-	-	-	-	(149)	-	-	-	(149)
Exercise of stock options	28	-	-	-	-	-	-	-	-	-	-
Sale of joint ventures	-	-	-	-	-	-	-	273		(941)	(668)
Other comprehensive loss		-	-	-	-	-	-	(27)	-	(45)	(72)
Net loss	-	-	-	-	-	-	-	-	(182)	(88)	(270)
Balance at September 30, 2024	23,448	$234	-	$-	1,205	$(2,075)	$20,707	$(2,022)	$12,451	$246	$29,541

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(8,303)	$3,468
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	1,205	1,380
Amortization of operating lease right-of-use assets	253	415
Provision for expected credit losses	-	133
Deferred income tax expense	1,947	4,577
Gain on sale of businesses	-	(4,786)
Share-based compensation expense	138	107
Changes in operating assets and liabilities:
Accounts receivable	(16,368)	(2,276)
Prepaid expenses and other current assets	311	408
Accounts payable	4,590	4,333
Operating lease liabilities	(348)	(415)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	613	(7,648)
Net cash used in operating activities of continuing operations	(15,962)	(304)
Net cash used in operating activities of discontinued operations	-	(426)
Net cash used in operating activities	(15,962)	(730)

Cash flows from investing activities
Purchases of property and equipment and capitalized software	(1,534)	(898)
Proceeds from the sale of joint ventures, net of cash transferred	-	6,675
Net cash (used in) provided by investing activities of continuing operations	(1,534)	5,777
Net cash provided by investing activities of discontinued operations	-	3,751
Net cash (used in) provided by investing activities	(1,534)	9,528

Cash flows from financing activities
Borrowings under line of credit	111,018	103,184
Repayments under line of credit	(103,354)	(97,782)
Proceeds from the sale of treasury shares	440	-
Proceeds from term debt	-	16
Repurchase of common stock	-	(1,800)
Payments of notes to seller	(636)	(1,843)
Payments to acquire noncontrolling interests	-	(250)
Net cash provided by financing activities of continuing operations	7,468	1,525
Net cash used in financing activities of discontinued operations	-	(1,315)
Net cash provided by financing activities	7,468	210

Effect of foreign exchange rate changes on cash and cash equivalents	13	(75)
Net change in cash and cash equivalents	(10,015)	8,933
Cash and cash equivalents at beginning of period	18,221	10,719
Cash and cash equivalents at end of period	8,206	19,652

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,553	$1,640
Cash paid for income taxes	$-	$277

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2025, consolidated results of operations and comprehensive income (loss) for the three and nine months ended  September 30, 2025 and 2024, and consolidated cash flows for the nine months ended  September 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2025.

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

Segment Reporting

Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM”) in deciding how to allocate resources and in assessing performance. The Company's CODM is the President. As a result of the Company's exit of substantially all international operations during 2024, we have evaluated how our CODM has now organized our Company for purposes of making operating decisions, preparing budgets and forecasts, setting targets, allocating resources, and assessing performance. Our CODM manages all business activities on a consolidated basis and measures segment profit or loss based on consolidated net income. As a result, we have concluded that as of March 31, 2025, the Company’s reportable segments changed to one segment for the purpose of making operational and resource decisions and assessing financial performance. Segment information for the three months and nine months ended September 30, 2024 have been recast to reflect this reportable segment structure.

Deferred Taxes

As of  December 31, 2024, the Company had gross deferred tax assets of approximately $4.3  million, primarily related to net operating loss carryforwards and research and development (R&D) tax credits.  The Company's ability to utilize its remaining deferred tax assets in the future is dependent on generating sufficient taxable income of the appropriate character in future periods.  Management evaluates the realizability of deferred tax assets at each reporting date, considering all available positive and negative evidence, both objective and subjective. In performing this assessment, the Company considers, among other factors:

●	Historical operating results and cumulative pre-tax income or loss;
●	The expected timing, amount, and character of future taxable income;
●	The reversal pattern of existing taxable and deductible temporary differences;
●	Tax-planning strategies that may be implemented, if any; and
●	The duration of and limitations on carryforward periods for net operating losses and other attributes.

Based on the evaluation of positive and negative evidence, the Company determined that it is more likely than not that a portion of its deferred tax assets will not be realized. Accordingly, as of  September 30, 2025, the Company recorded a valuation allowance of $1.9 million against its deferred tax assets. As a result, the carrying value of the Company's deferred tax assets as of  September 30, 2025 is $1.9  million.  The Company will continue to monitor its operating results and evaluate the need for and amount of the valuation allowance each reporting period.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires enhanced segment disclosure, including the disclosure of the significant expense categories and the measure(s) of segment profit or loss used by the CODM.  The guidance was effective for the Company’s fiscal year beginning  January 1, 2024 and interim periods beginning January 1, 2025. See Note 9 Segment Information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In  December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740):Improvements to Income Tax Disclosures, which requires companies to report specific categories of rate-reconciliation, certain details of income taxes paid and certain information by tax jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company will implement this ASU prospectively for the fiscal year ending December 31, 2025.  Other than the potential for additional disclosures in its December 31, 2025 10-K, the Company does not expect a change to its consolidated financial statements.

On  November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after  December 15, 2026, and interim periods within fiscal years beginning after  December 15, 2027. The Company is evaluating the impact that adoption will have on the Company's consolidated financial statements and related disclosures.

Supplemental Balance Sheet Information

	September 30,	December 31,
Accounts receivable, net, consists of the following:	2025	2024
(in thousands)
Trade	$25,756	$12,059
Unbilled	13,029	9,284
Non-trade	2,802	3,834
Gross accounts receivable	41,587	25,177
Less allowance for credit losses	(238)	(411)
Accounts Receivable, net	$41,349	$24,766

	September 30,	December 31,
Activity in allowance for credit losses	2025	2024
(in thousands)
Balance in allowance for credit losses as of January 1	$411	$1,461
Current provision for expected credit losses	-	128
Allowances associated with businesses sold	-	(12)
Write-offs charged against the allowance	(173)	(1,166)
Ending balance in allowance for credit losses	$238	$411

	September 30,	December 31,
Property and equipment consist of the following:	2025	2024
(in thousands)
Equipment	$4,050	$4,060
Furniture and fixtures	899	591
Leasehold improvements	502	384
Capitalized internal use software costs	20,803	18,967
Gross property and equipment	26,254	24,002
Less accumulated depreciation and amortization	(22,985)	(21,987)
Property and equipment, net	$3,269	$2,015

	September 30,	December 31,
Intangible assets consist of the following:	2025	2024
(in thousands)
Trade names	$900	$900
Patents	870	870
Gross intangible assets	1,770	1,770
Less accumulated amortization	(1,028)	(929)
Intangible assets, net	$742	$841

The remaining amortization for each of the following years succeeding December 31, 2024 is summarized as follows: (in thousands)
Year	Amount
2025	$34
2026	133
2027	36
2028	36
2029	36
Thereafter	467
Total	$742

	September 30,	December 31,
Accrued expenses and other current liabilities:	2025	2024
(in thousands)
Taxes payable	$1,153	$137
Accrued salaries and wages	2,168	1,644
Accrued third party labor	275	131
Other	728	1,621
Accrued expenses and other current liabilities	$4,324	$3,533

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

Amounts included in the consolidated financial statements in this Form 10-Q for discontinued operations are detailed below:

Summary of Results from Discontinued Operations
	Three Months Ended September 30,	Nine Months Ended September 30,
$ in thousands	2024	2024
Net revenues	$-	$33,185
Cost of revenues	-	28,325
Gross profit	-	4,860
Selling, general and administrative expenses	-	3,385
Loss on sale of business	-	1,188
Depreciation and amortization	-	63
Income from operations before tax	-	224
Income tax expense	-	1,074
Interest expense	-	31
Loss from discontinued operations, net of tax	$-	$(881)

Restructuring and severance costs

Restructuring and severance costs include severance costs paid in connection with the reorganization of the Company's executive team and expenses related to the move of the Company's headquarters to Charlotte, NC.  For the three and nine months ended  September 30, 2025, the company recognized expense of $4.0 million and $4.0 million, respectively for these costs.  The costs are presented separately on the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

On  March 27, 2024, the NM Loan Parties and NM executed and delivered a Seventh Modification Agreement, effective immediately (the "Seventh Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to extend the NM Credit Facility from  October 10, 2024 to  October 10, 2025.  The Company and the NM executed an Eighth Modification Agreement on October 9, 2025, which extends the agreement through October 10, 2027.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that such sources will be sufficient to satisfy its liquidity requirements in the future. If the Company cannot generate or obtain needed funds, it might be forced to make substantial reductions in its operating and capital expenses or pursue restructuring plans, which could adversely affect its business operations and ability to execute its current business strategy.

The Restated US Note and Restated Canadian Note (together, the "NM Notes") and the NM Loan Agreement together require the NM Borrowers to pay interest on the loans thereunder equal to: (i) the Prime Rate designated from time to time by Wells Fargo Bank; plus (ii) one and nine-tenths percentage points (1.90%) or an aggregate minimum of 6.75% per annum. In addition, the NM Borrowers are paying a facility fee to NM in an amount equal to: (i) for the year commencing on  October 10, 2024, approximately 0.80% of the sum of (i) the prior year’s “Benchmark Advance Amount” plus (ii) any additional advances outside the US Revolving Credit Facility.  This facility fee is payable in twelve equal monthly installments during the contract year. Further, an incremental facility fee of $15,000 is assessed upon the first occurrence that the outstanding balance under the US Revolving Credit Facility exceeds the prior year’s Benchmark Advance Amount by each $1,000,000 increment, up to the applicable maximum advance limit. The “Benchmark Advance Amount” is defined as the highest daily balance under the US Revolving Credit Facility during the immediately preceding contract year.

As of  September 30, 2025, the aggregate interest rate was 9.15% per annum and the aggregate outstanding loan balance was approximately $23.8 million, which is included within lines of credit and short-term loans in the unaudited condensed consolidated balance sheets. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility was approximately $23.0 million; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility was approximately $0.8 million.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each the NM Borrowers and imposes limits on all of the NM Loan Parties on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of  September 30, 2025. The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties.

Summary of the Company’s lines of credit (dollars in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	September 30, 2025	September 30, 2025	December 31, 2024	December 31, 2024
USA / Canada North Mill Capital	9.15%	$23,783	9.40%	$16,082
Total		$23,783		$16,082

Resource Plus – Seller Notes

On  April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a five-year period. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for three years post-closing and specific mutual releases were provided.  As of September 30, 2025, the Company had a balance of $1.6 million for this Promissory Note is outstanding reported on the condensed consolidated balance sheets (including current portion).

Summary of the Company’s Seller Notes (dollars in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	September 30, 2025	September 30, 2025	December 31, 2024	December 31, 2024
USA - Resource Plus Seller Notes (Current)	4.30%	500	4.30%	500
USA - Resource Plus Seller Notes (Long-term)	4.30%	1,132	4.30%	1,722
USA - Resource Plus Seller Notes		$1,632		$2,222

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	September 30,	December 31,
	2025	2024
Unused Availability:
United States / Canada	$2,153	$13,310
Total Unused Availability	$2,153	$13,310

4.	Commitments and Contingencies

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

As of September 30, 2025, the Corporation’s certificate of incorporation authorized the Corporation to issue 47,000,000 shares of common stock, par value $0.01 per share.  The voting, dividend and liquidation rights of the holders of the Corporation's common stock are subject to and qualified by the rights, powers and preferences of the holders of the Corporation's Series B convertible preferred stock. Each share of the Corporation's common stock is entitled to one vote on all matters submitted to a vote of the Corporation's stockholders. Holders of the Corporation's common stock are entitled to receive dividends as  may be declared by the Corporation's board of directors (the "Board"), if any, subject to the preferential dividend rights of the Corporation's Series B convertible preferred stock. No cash dividends had been declared or paid during the periods presented.

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

The Corporation’s certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share, which  may have such preferences and priorities over the Corporation’s common stock and other rights, powers and privileges as the Board of  may establish in its discretion.  There are no preferred stock outstanding as of September 30, 2025.

7.	Share-Based Compensation

Stock Options

For the three months ended  September 30, 2025 and 2024, the Company recognized share-based compensation expense related to stock options of $0 and $(20,000), respectively. For the nine months ended  September 30, 2025 and 2024, the Company recognized share-based compensation expense related to stock options of $2,237 and $14,000, respectively. For the three months ended  September 30, 2025 and 2024, the tax benefit available from share-based compensation expense related to stock options was $0 and $1,470, respectively.  For the nine months ended  September 30, 2025 and 2024, the tax benefit available from share-based compensation expense related to stock options was $0 and $4,380, respectively.

Restricted Stock Units

For the three months ended September 30, 2025 and 2024, the Company recognized share-based compensation expense related to restricted stock units of $84,000 and $(129,000), respectively. For the nine months ended  September 30, 2025 and 2024, the Company recognized share-based compensation expense related to restricted stock units of $136,886 and $93,000, respectively.  For the three months ended  September 30, 2025 and 2024, the tax benefit available from share-based compensation expense related to restricted stock units was $21,804 and $6,872, respectively.  For the nine months ended  September 30, 2025 and 2024, the tax benefit available from share-based compensation expense related to restricted stock units was $34,221 and $28,985, respectively.

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

During the three months ended  September 30, 2025 and September 30, 2024 the Company has recognized compensation expense of $233,334 and $0, respectively, related to the 2022 and 2023 Phantom Stock Awards.  During the nine months ended September 30, 2025 and September 30, 2024, the Company has recognized compensation expense of $699,635 and $0, respectively related to the 2022 and 2023 Phantom Stock Awards.  Amounts expensed during the three months ended September 30, 2025 include final cash payments included in the severance agreements of certain executives. Remaining amounts owed under these agreements after payments to retired executives are approximately $62 thousand and are reflected within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2025.

8.	Related Party Transactions

Domestic Related Party Transactions

Bartels' Retirement and Director Compensation

William H. Bartels retired as an employee of the Company as of  January 1, 2020. However, he continues to serve as a member of SPAR's Board. Mr. Bartels is a significant stockholder of SGRP,  is one of the founders of the Company, and is an affiliate and related party of SGRP.

Effective as of  January 18, 2020, SPAR's Governance Committee proposed and unanimously approved retirement benefits for Mr. Bartels, for the five-year period commencing  January 1, 2020, and ended December 31, 2024 (the "Five-Year Period"), for Mr. Bartels. The aggregate value of benefits payable to Mr. Bartels is approximately $0.2 million per year and a total of $1.1 million for the Five-Year Period.  As of September 30, 2025, there are no retirement benefits remaining outstanding.

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

Other Related Party Transactions and Arrangements

On  December 1, 2021, the Corporation entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc. (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of former President and Chief Executive Officer, Michael R. Matacunas. During the three and nine months ended September  30, 2025, the Company has recognized $51,130 and $242,060, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2024, the Company recognized approximately $14,000 and $101,000, respectively, in expenses under this agreement. In 2025, WB Marketing changed its name to Qantm Creative.

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

The closing conditions under that agreement were satisfied in all material respects by  March 31, 2024. On  April 29, 2024, the Company received 144,560,000 South African Rand from the Local Buyers (or approximately $7.7 million). The remaining purchase price of approximately $1.9 million is recorded as other receivable on the consolidated balance sheets and will be paid by December 31, 2025, and its payment is secured by an irrevocable unconditional guarantee from Investec Bank Limited. The Company has also licensed certain technology (including SPARView) and trademarks to Meridian in connection with the sale. The Company recognized a pre-tax gain of approximately $7.2 million on this transaction in the first quarter of 2024, which is presented within Gain on sale of business in the Consolidated Statements of Operations and Comprehensive Income.

Agreement to sell the Company’s ownership interest in its Chinese Joint Venture

On  February 23, 2024, the Company entered into an agreement to sell its 51% ownership interest in SPAR (Shanghai) Marketing Management Co., Ltd. to Shanghai Jingbo Enterprise Consulting Co., Ltd. and Shanghai Wedone Marketing Management Co. Ltd. The total price paid to the Company was $200,000. The sale was completed in  April 2024. The Company has recognized a loss of $1.1 million in the second quarter of 2024 as a result of this transaction. The Company has no continuing involvement in SPAR (Shanghai) Marketing Management Co., Ltd.

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

The Company operates as one operating segment. The Company's chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated revenues, gross margin, operating income and net income to assess financial performance and allocate resources. Significant expenses within operating income, as well as within net income, include field management costs, direct expenses, and selling, general and administrative expenses, which are each separately presented on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Other segment items within net (loss) income include interest expense, other expense, net, and income tax (benefit) expense. Total consolidated assets on the Company's Condensed Consolidated Balance Sheets are equal to segment assets.

Long-lived assets of the Company as of the periods presented were (in thousands):

	September 30,	December 31,
	2025	2024
Long lived assets:
United States	$5,889	$4,014
Canada	380	465
Total long lived assets	$6,269	$4,479

Geographic Data (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
		% of		% of		% of		% of
	Net	consolidated	Net	consolidated	Net	consolidated	Net	consolidated
	Revenues	net revenue	Revenues	net revenue	Revenues	net revenue	Revenues	net revenue
United States	$38,171	92.2%	$28,768	76.1%	$104,306	91.4%	$90,583	69.4%
South Africa	-	-	-	0.0%	-	-	8,277	6.3%
Mexico	-	-	3,196	8.5%	-	-	9,723	7.4%
China	-	-	-	0.0%	-	-	2,698	2.1%
Japan	-	-	908	2.4%	-	-	3,778	2.9%
Canada	3,245	7.8%	3,529	9.3%	9,781	8.6%	10,698	8.2%
India	-	-	1,387	3.7%	-	-	4,829	3.7%
Total net revenue	$41,416	100.0%	$37,788	100.0%	$114,087	100.0%	$130,586	100.0%

10.	Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Costs	Classification	2025	2024	2025	2024
Operating lease cost	Selling, general and administrative expense	$57	$147	$186	$415
Short-term lease cost	Selling, general and administrative expense	49	22	345	277
Total lease cost		$106	$169	$531	$692

The following includes supplemental information for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating cash flows from operating leases	$79	$105	$253	$415

Right-of-use assets obtained in exchange for lease obligations
Operating lease	$497	$-	$497	$-

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$813	$630
Liabilities:
Current portion of operating lease liabilities	291	276
Non-current portion of operating lease liabilities	529	353
Total Operating lease liabilities	$820	$629

Weighted average remaining lease term - operating leases (in years)	2.57	2.64
Weighted average discount rate - operating leases	8.39%	7.70%

The following table summarizes the maturities of lease liabilities as of September 30, 2025 (in thousands):

Period Ending December 31,	Amount
2025	$105
2026	358
2027	338
2028	139
Total Lease Payments	940
Less: imputed interest	(120)
Total	$820

11.	Earnings Per Share

The following table sets forth the computations of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to SPAR Group, Inc.	$(8,764)	$(182)	$(8,303)	$2,554

Denominator:
Shares used in basic net income per share calculation	23,648	23,435	23,523	23,591
Effect of diluted securities:
Stock options and unvested restricted shares	48	-	44	177
Shares used in diluted net income per share calculations	23,696	23,435	23,567	23,768

Basic (loss) earnings per common share attributable to SPAR Group, Inc.	$(0.37)	$(0.01)	$(0.35)	$0.11
Diluted (loss) earnings per common share attributable to SPAR Group, Inc.	$(0.37)	$(0.01)	$(0.35)	$0.11

12.	Subsequent Events

On October 9, 2025, the Company, through SPAR Marketing Force, Inc. ("SMF") and SPAR Canada Company ULC ("SCC", and collectively with SMF, the “NM Borrowers”) and North Mill Capital, LLC, d/b/a SLR Business Credit ("NM") executed their Eighth Modification Agreement, which extends the borrowing arrangement through October 10, 2027.  Under this agreement, the total credit facility size will be $36 million ($30 million for the US facility and $6 million for the Canadian facility).  Under this extended agreement, the Company's interest rate is the Prime Rate plus 1.25%.

In connection with the move of the Corporate Headquarters to Charlotte, NC, the Company entered into a seven year lease agreement with East West Station Retail, L.P. for permanent corporate office space.  The Company occupied this space on November 5, 2025 and the impacts of this lease will be recorded in the fourth quarter of 2025.

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

As of September 30, 2025, the Company operated in the United States and Canada. During 2024, the Company strategically exited joint ventures in Mexico, Brazil, South Africa, China, Japan and India.

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

The Company’s business is led and operated from its headquarters in Charlotte, NC, with local leadership and offices in Canada.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP measures of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").  "EBITDA" is defined as net income before (i) depreciation and amortization, (ii) interest expense, net, and (iii) income tax expense.  "Adjusted EBITDA" is defined as EBITDA adjusted for (i) Board of Directors incremental compensation expense, (ii) restructuring, (iii) goodwill impairment, (iv) nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations, and (v) special items as determined by management. In evaluating Adjusted EBITDA for the three months and nine months ending September 30, 2025, management has included adjusted EBITDA from discontinued operations for the time period that such discontinued operations were still owned by the Company. These metrics area supplemental measures of our operating performance that is neither required by, nor presented in accordance with, U.S. GAAP.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
●	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
●	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Consolidated net (loss) income from continuing operations	$(8,764)	$(270)	$(8,303)	$4,349
Depreciation and amortization from continuing operations	404	454	1,185	1,380
Interest expense from continuing operations	663	582	1,721	1,647
Income tax (benefit) expense from continuing operations	1,719	(2,314)	1,953	14
Other expense from continuing operations	463	472	460	184
EBITDA of discontinued operations	-	-	-	1,475
Subtotal of Adjustments to Consolidated Net Income	3,249	(806)	5,319	4,700
Consolidated EBITDA	$(5,515)	$(1,076)	$(2,984)	$9,049
Restructuring costs & severance	4,018	-	4,018	256
Exceptional BOD payments	544	-	544	-
Loss (gain) on sale of business	-	960	-	(4,786)
Share based compensation	84	(149)	138	107
Other one time expenses (1)	959	952	1,184	1,607
Consolidated Adjusted EBITDA	$90	$687	$2,900	$6,233
Adjusted EBITDA attributable to non-controlling interest	-	(466)	-	(1,909)
Adjusted EBITDA attributable to SPAR Group, Inc.	$90	$221	$2,900	$4,324

(1) Other one time expenses for the three months ended September 30, 2025 include legal expenses of $314K, restatement costs of $230K, and costs related to the strategic review of $415K. For the nine months ended September 30, 2025 other one time expenses include legal expenses of $328K, restatement costs of $230K, and costs related to the strategic review of $626K.  Other one time expenses for the three months ended September 30, 2024 include costs related to the strategic review of $952K. For the nine months ended September 30, 2024 other one time expenses include costs related to the strategic review of $1,607K.

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of Net revenues for the periods indicated (dollars in thousands):

For the three months ended September 30, 2025, compared to the three months ended September 30, 2024

	Three Months Ended September 30,
	2025		2024
Net revenues	$41,416	100.0%	$37,788	100.0%
Cost of revenue:
Field management	2,048	4.9	2,569	6.8
Direct expenses	31,678	76.5	26,777	70.9
Total cost of revenue	33,726	81.4	29,346	77.7
Gross profit	7,690	18.6	8,442	22.3
Selling, general and administrative expense	9,187	22.2	8,558	22.6
Restructuring costs and severance	4,018	9.7	-	-
Loss on sale of business	-	-	960	2.5
Depreciation and amortization	404	1.0	454	1.2
Operating loss	(5,919)	(14.3)	(1,530)	(4.0)
Interest expense	663	1.6	582	1.5
Other expense, net	463	1.1	472	1.2
Loss before income tax benefit	(7,045)	(17.0)	(2,584)	(6.7)
Income tax expense (benefit)	1,719	4.2	(2,314)	(6.1)
Loss from continuing operations	(8,764)	(21.2)	(270)	(0.7)
Net loss from discontinued operations	-	-	-	-
Net loss	(8,764)	(21.2)	(270)	(0.7)
Net loss attributable to non-controlling interest	-	-	88	0.2
Net loss attributable to SPAR Group, Inc.	$(8,764)	(21.2)%	$(182)	(0.5)%

Net Revenues

Net revenues for three months ended September 30, 2025 were $ 41.4 million, compared to $ 37.8 million for the three months ended September 30, 2024, an increase of $ 3.6 million, or 9.5%. Net revenues increased in the quarter, despite the sale of Mexico, Japan, and India.  This increase in revenues was driven by continued growth in the US market.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 81.4% of net revenue for the three months ended September 30, 2025 compared to 77.7% of net revenues for the three months ended September 30, 2024.

Cost of revenues for the three months ended September 30, 2025 were $ 33.7 million, compared to $ 29.3 million for the three months ended September 30, 2024, an increase of $ 4.4 million, or 15.0%.  The increase is primarily due to the growth in revenues compared to last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $ 9.2 million, or 22.2% of net revenue, and approximately $ 8.6 million, or 22.6% of net revenue for the three months ended September 30, 2025 and 2024, respectively.  The increase in selling, general and administrative expenses is largely due to one-time costs associated with the relocation of the Company's headquarters to Charlotte, NC, and other legal costs related to shareholder matters.

Restructuring Costs and Severance

Restructuring costs and severance includes payments made to certain executives as part of their departure agreements, which were disclosed in an 8-K filing on August 25, 2025.  These costs, which are presented separately on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $ 4.0 million and $0 million for the three months ended September 30, 2025 and 2024, respectively.

Depreciation and Amortization

For the three months ended September 30, 2025 and 2024, depreciation and amortization was approximately $ 0.4 million and $ 0.5 million, respectively.

Interest Expense

For the three months ended September 30, 2025 and 2024, interest expense was approximately $ 0.7 million and $ 0.6 million, respectively.

Other Expense, Net

For the three months ended September 30, 2025 and 2024, other expense, net was approximately $0.5  million and $0.5  million, respectively.

Income Tax Expense (Benefit)

For the three months ended September 30, 2025 and 2024, income tax expense was approximately $ 1.7 million with an effective rate of -24.4%, compared to a benefit of $ (2.3) million with an effective rate of 89.6% for the three months ended September 30, 2024. The third quarter 2025 effective tax rate differs from the statutory rate of 21% mostly due to permanent differences and a recording of a valuation allowance on deferred tax assets to the extent the Company believes that these assets are not more likely than not to be realized.

For the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025		2024
	$	%	$	%
Net revenues	$ 114,087	100.0%	$ 130,586	100.0%
Cost of revenue:
Field management	7,489	6.6	6,681	5.1
Direct expenses	82,570	72.4	96,795	74.1
Total cost of revenue	90,059	78.9	103,476	79.2
Gross profit	24,028	21.1	27,110	20.8
Selling, general and administrative expense	22,994	20.2	24,322	18.6
Restructuring costs and severance	4,018	3.5	-	-
Gain on sale of business	-	-	(4,786)	(3.7)
Depreciation and amortization	1,185	1.0	1,380	1.1
Operating (loss) income	(4,169)	(3.7)	6,194	4.7
Interest expense	1,721	1.5	1,647	1.3
Other expense, net	460	0.4	184	0.1
(Loss) income before tax expense	(6,350)	(5.6)	4,363	3.3
Income tax expense	1,953	1.7	14	0.0
(Loss) income from continuing operations	(8,303)	(7.3)	4,349	3.3
Net loss from discontinued operations	-	-	(881)	(0.7)
Net (loss) income	(8,303)	(7.3)	3,468	2.7
Net income attributable to non-controlling interest	-	-	(914)	(0.7)
Net (loss) income attributable to SPAR Group, Inc.	$ (8,303)	(7.3)%	$ 2,554	2.0%

Net Revenues

Net revenues for nine months ended September 30, 2025 were $ 114.1 million, compared to $ 130.6 million for the nine months ended September 30, 2024, a decrease of $ 16.5 million, or 12.6%. The decrease is primarily due to the exit of South Africa, Mexico, China, Japan and India during later periods of 2024.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 78.9% of net revenue for the nine months ended September 30, 2025 compared to 79.2% of net revenues for the nine months ended September 30, 2024.

Cost of revenues for the nine months ended September 30, 2025 were $ 90.1 million, compared to $ 103.5 million for the nine months ended September 30, 2024, a decrease of $ 13.4 million, or 12.9%.  The decrease is primarily due to the exit of South Africa, Mexico, China, Japan and India during later periods of 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $ 23.0 million, or 20.2% of net revenue, and approximately $ 24.3 million, or 18.6% of net revenue for the nine months ended September 30, 2025 and 2024, respectively.  The increase in selling, general, and administrative expenses is largely due to one-time costs associated with the relocation of the Company's headquarters to Charlotte, NC, costs related to the Company's strategic review, and other legal costs related to shareholder matters.

Restructuring Costs and Severance

Restructuring costs and severance includes payments made to certain executives as part of their departure agreements, which were disclosed in an 8-K filing on August 25, 2025.  These costs, which are presented separately on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were $ 4.0 million and $0 million for the nine months ended September 30, 2025 and 2024, respectively.

Depreciation and Amortization

For the nine months ended September 30, 2025 and 2024, depreciation and amortization was approximately $ 1.2 million and $ 1.4 million, respectively.

Interest Expense

For the nine months ended September 30, 2025 and 2024, interest expense was approximately $ 1.7 million and $ 1.6 million, respectively.

Other Expense, Net

For the nine months ended September 30, 2025 and 2024, other expense, net was approximately $0.5  million and $0.2 million, respectively.

Income Tax Expense

For the nine months ended September 30, 2025 and 2024, income tax expense was approximately $ 2.0 million with an effective rate of (30.8)% and $0 with an effective rate of 0.3%, respectively.  The nine months ended September 30, 2025 effective tax rate differs from the statutory rate of 21% mostly due to permanent differences and a recording of a valuation allowance on deferred tax assets to the extent the Company believes that these assets are not more likely than not to be realized.

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

Liquidity and Capital Resources

Funding Requirements

Cash from operations could be affected by various risks and uncertainties, including, but not limited to risks detailed in the section titled "Risk Factors" included elsewhere in our 2024 Annual Report on Form 10-K/A.  The Company believes that based upon the continuation of the Company's existing credit facilities (for which the Company closed on a two year extension from its lender in October 2025), projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing working capital and capital expenditure requirements over the next 12 months. However, delays in collection of receivables due from any of the Company's major clients, a significant reduction in business from such clients, or a negative economic downturn, could have a material adverse effect on the Company's business, cash resources, and ongoing ability to fund operations.

The Company is a party to various domestic and international credit facilities. These various domestic and international credit facilities require compliance with their respective financial covenants. See Note 3 to the Company's unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows for the For the Nine months ended September 30, 2025 and 2024

Net cash used in operating activities was $ 16.0 million compared to $ 0.7 million used in operating activities for the nine months ended September 30, 2025 and 2024, respectively. Net cash used in operating activities was primarily driven by growth in accounts receivable when compared to December 31, 2024.  This growth is consistent with the growth in sales as well as the natural seasonality of the business.

Net cash used in investing activities was approximately $ 1.5 million compared to $ 9.5 million provided by investing activities for the nine months ended September 30, 2025 and 2024, respectively.

Net cash provided by financing activities was approximately $ 7.5 million compared to $ 0.2 million provided by financing activities for the nine months ended September 30, 2025 and 2024, respectively.

Reflecting the impact of foreign exchange rate changes on the activity above resulted in a decrease in cash and cash equivalents for the nine months ended September 30, 2025 and 2024 of approximately $13 thousand and $(75) thousand, respectively.

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

3. Consolidation of the finance and accounting team in one office (versus different offices and home offices), in a transition that started January 1, 2025, centralizing processes and ensuring more consistent application of controls across the Company;

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

Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts described above, there were no changes in the Company's internal controls over financial reporting that occurred during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2024 Annual Report on Form 10-K/A for the year ended December 31, 2024, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025.

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

Date: November 14, 2025	SPAR Group, Inc., Registrant

By: /s/ Antonio Calisto Pato
Antonio Calisto Pato Chief Financial Officer, Treasurer and Secretary