Form 10-K
period 2025-12-31
SPAR Group, Inc.
filed 2026-03-31
CIK 1004989

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 0-27408

SPAR GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East Boulevard, Suite 1600 , Charlotte, North Carolina	28203
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (704) 837-1651

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	SGRP	The NASDAQ Stock Market LLC

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on December 31, 2025, based on the closing price of the Common Stock of $0.79 per share as reported by the Nasdaq Capital Market on such date, was approximately $9,249,927.

The number of shares of the Registrant's Common Stock outstanding as of March 15, 2026, was 24,129,991 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement on Schedule 14A for the registrant's 2026 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K, and various Exhibits are incorporated by reference into Part IV of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

NOTE ON Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2025 (this "Annual Report"), contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation") and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group", the "Company" "SPAR", "We", or "Our"). There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its 2026 Annual Meeting of Stockholders (the "Proxy Statement"), which SGRP expects to file on or about May 23, 2026, with the Securities and Exchange Commission (the "SEC"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report, the Proxy Statement and such Current Reports, each a "SEC Report").

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

As of December 31, 2025, we operated in the United States ("U.S.") and Canada, having exited Mexico, Brazil, South Africa, China, Japan and India during 2024. Now focused on the U.S. and Canada, we successfully execute programs through our robust logistics, reporting and communication technology, which provides clients value through real-time insight on store / product conditions.

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

Our Growth Strategy

As the need for flexibility and efficiency in merchandising and marketing services continues to increase, brand owners, consumer goods companies, manufacturers, distributors, and retailers will continue to rely on third-party providers for these services. SPAR Group is uniquely able to meet these needs because of our North America reach, more than 50-year track record, access to thousands of merchandisers, breadth of capability, unwavering focus on excellence and deep expertise. We combine great people, an understanding of what is needed and unique technologies, enabling us to offer enhanced services.

To capitalize on the growing demand, the Company’s business strategy is focused on three (3) priorities: 1) Grow the Core Business; 2) Introduce or Acquire New Services; and 3) Invest in Technology. The result of this strategic framework will be top-line growth, expanded margins, more value for clients and higher levels of free cash flow to allow us to invest in future growth.

Grow the Core Business

The Company is constantly pursuing new core business services while working to earn more business from current clients. We have a significant number of long-tenured clients that, in order to ensure we understand their businesses, SPAR Group invests resources in people, technology and time, and thus we are well-positioned to meet their needs in the future. This includes expanding the services we offer to existing clients. At the same time, we pursue and solicit requests for proposals ("RFPs"), we actively market our services, we participate in industry events, and we continuously look for opportunities to grow our business. We believe our history, relationships, expertise, technology and scale are all competitive advantages for us.

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

Our Business Segments

In 2024, the Company operated through three segments: Americas, Asia Pacific ("APAC"), and Europe, Middle East and Africa ("EMEA"). The Americas segment encompassed the U.S., Canada, Mexico, and Brazil in 2024. The APAC segment included Japan, China, Australia, and India. The EMEA segment consisted of South Africa. As part of the strategic review of our businesses, the Company has exited all its international operations except Canada. As a result, the Company operated in U.S. and Canada in 2025. The financial results for the full year of 2025 incorporated the results of these two segments and the financial results for the full year of 2024 incorporated the results of the U.S., Canada and All Other which included APAC, EMEA, and Mexico.

The total business is led and operated from our headquarters in Charlotte, North Carolina. Our Canada business has a regional leadership office in Vaughan, Ontario.

The following table provides details of the structure of our businesses as of December 31, 2025:

Primary Territory	Entity Name	SGRP Percentage Ownership	Principal Office Location

United States of America	SPAR Marketing Force, Inc.	100%	Charlotte, North Carolina
	SPAR Assembly and Installation, Inc.	100%	Charlotte, North Carolina
	Resource Plus of North Florida, Inc. ("RPI")	100%	Charlotte, North Carolina
Canada	SPAR Canada Inc,	100%	Vaughan, Ontario, Canada

The Company tracks and reports certain financial information separately for the individual countries using the same metrics. The primary measurement utilized by management is operating segment gross margin, historically the key indicator of long-term growth and profitability. Certain financial information regarding each of the Company's segments, which includes their respective net revenues, and cost of revenue for each of the years ended December 31, 2025 and 2024, and their respective assets as of December 31, 2025 and 2024, is provided in Note 12 to the Company's Consolidated Financial Statements – Segment Information, below.

Our Services

The Company currently provides five (5) principal types of services: Merchandising, Marketing and Category Management, Remodel and Retail Transformation, Assembly and Installation, Fulfilment and Distribution, and Business Analytics and Insights.

Merchandising, Marketing and Category Management

Merchandising, Marketing, and Category Management services are pivotal in ensuring that retail environments are optimally organized, products are well-presented, and promotions are effectively implemented to drive sales and enhance customer engagement. This category encompasses a broad range of activities tailored to maintain and elevate the retail experience, including: (i) resets and cut-ins, which involve the strategic rearrangement or introduction of products within the retail space to keep the store layout fresh and aligned with current marketing strategies or consumer trends; (ii) price and inventory audits, which ensure that pricing is accurate and inventory levels are properly maintained, providing valuable insights for inventory management and pricing strategies; (iii) stock replenishment and rotation services, which are essential for keeping shelves well-stocked and products fresh, especially for perishable goods, thereby enhancing customer satisfaction and minimizing waste; (iv) out of stock management, which focuses on minimizing the occurrence of stockouts and efficiently addressing them when they happen, thus reducing lost sales opportunities and maintaining customer trust; (v) promotional event setup, which entails the planning and execution of in-store events or displays to highlight specific products or sales promotions, creating an engaging shopping experience; (vi) display and shelf services, which focus on the maintenance and arrangement of shelves and displays to ensure products are presented attractively; (vii) planogram maintenance, which ensures that the layout of products on shelves aligns with a strategic plan to optimize retail space and product visibility; (viii) POP (Point of Purchase) installation and management, which involves setting up and managing marketing materials at the point of purchase to capture customer attention and encourage sales; and (ix) display setup and management, which includes the design, assembly, arrangement, and maintenance of product displays to attract customer attention, highlight new products or promotions, and create an engaging shopping environment. Together, these services are crucial for retail success, ensuring products are visible, accessible, and appealing to customers while maintaining a coherent and engaging retail environment that drives shopper engagement and sales performance.

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

Assembly and Installation

Assembly and Installation services play a crucial role in enhancing the retail and consumer experience by ensuring that products are properly assembled and set up, whether in-store, in the office, or within the consumer's home. This category covers a broad spectrum of tasks that facilitate the ready-to-use delivery of products, improving convenience and satisfaction for both retailers and end-users. Services include (i) the assembly of merchandise in stores, such as furniture, desks, bicycles, grills and patio furniture, enabling customers to visualize the final product and making the shopping experience more engaging and efficient; (ii) in-store services, which extend to the maintenance of these products, ensuring they remain in optimal condition for display and use; (iii) office setup/down-sizing services, which cater to businesses undergoing changes in their physical workspace, providing expert assembly and installation support for a seamless transition; (iv) National In-Home Furniture Assembly services, which offer consumers the convenience of having furniture professionally assembled in their homes, eliminating the hassle and time commitment typically associated with DIY assembly; and (v) the assembly and installation of fitness equipment, whether it's in a commercial gym setting or a home fitness space, ensures that equipment is set up safely and correctly, maximizing functionality and user safety. Overall, Assembly and Installation services address a vital need in the post-purchase experience, ensuring products are fully functional and ready for use, thereby enhancing customer satisfaction and loyalty.

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

Our Customers

The Company currently represents numerous manufacturers and retail clients in a wide range of retail markets and stores, and its customers (which it refers to as "clients") include the following markets:

Retail markets served include:

●	Mass Merchandisers
●	Grocery
●	HBA
●	Pharmacies
●	Discount
●	Dollar
●	Convenience
●	Cash and Carry
●	Home Improvement
●	Consumer Electronics
●	Automotive
●	Office Supply
●	Independents

Manufacturer markets served include:

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

The Company had two clients that represented 10% or more of the Company's revenue for the year ended December 31, 2025 (Client 1, 16.8%, or approximately $22.8 million and Client 2, 10.8%, or approximately $14.7 million). In 2024 the Company had one client whose revenue represented more than 10% of the revenue (10.5%, or approximately $17.3 million).

Trademarks and Technology Licensing

The Company has numerous registered trademarks. Certain of the Company's "SPAR" and related trademarks (the "Licensed Marks") are used: (i) by affiliated companies in the United States, royalty free, and in perpetuity pursuant to license agreements that commenced in 1999; (ii) by the Company’s wholly-owned subsidiaries worldwide royalty free and in perpetuity pursuant to informal license arrangements; (iii) by certain of the Company’s former joint venture subsidiaries in their respective jurisdictions pursuant to license or use agreements for limited terms (executed contemporaneously with the sale of the Company’s joint venture interests in its former joint venture subsidiaries); and (iv) by the Independent Field Vendor providing field specialists to the Company domestically in the United States for limited terms and modest royalties pursuant to a license agreement linked to their field specialist service agreement with the Company.

Our Labor Force

As of December 31, 2025, the Company's labor force totaled approximately 4,522 including the services of field specialists and field administrators furnished by independent third parties. The Company employed in the U.S. a labor force of 190 full-time employees and 975 part-time employees engaged in operations and in Canada a labor force of 55 full-time employees and 1 part-time employee. In the Company's merchandising, audit, assembly and other services for its clients are performed by field specialists, and the services of a significant portion of them, approximately 2,779 in U.S. and 522 in Canada, were supplied to the Company by an independent vendor (the "Independent Field Vendor").

The Company continues to evaluate its business model of using third-party independent contractors as field specialists (whether or not provided by others) in light of changing client requirements and legal and regulatory environments.

The Company considers its relations with its own employees and independent vendors to be generally good.

Our Competition

The marketing services industry is highly competitive. The Company's competition in all markets arises from a number of large enterprises. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its existing and prospective clients. The Company believes that the principal competitive factors within its industry favoring the Company include the breadth and quality of its client services, its competitive costs, the development and deployment of its technology, its ability to execute specific client priorities rapidly and consistently over a wide geographic area, and its ability to conceive of ideas and operate as a business partner delivering value above basic services. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in many retailer and manufacturer verticals. The Company also believes it has the ability to execute major initiatives and develop and administer manufacturer and retailer programs throughout the U.S. and Canada.

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

The market price of SGRP Common Stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2025, the sale price of SGRP Common Stock fluctuated from $0.768 to $2.04 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

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

The Company devoted significant resources to the remediation efforts to address the identified material weaknesses and prevent additional material weaknesses from occurring.  The Company concluded that, as of December 31, 2025, the previously identified material weaknesses had been remediated following the completion of the remediation plan, however it cannot be assured that the measures we have taken will be sufficient to avoid potential future material weaknesses.  Accordingly, if the remedial measures are insufficient to address the material weaknesses or if additional material weaknesses or significant deficiencies in the internal controls are discovered or occur in the future, the consolidated financial statements may contain material misstatements and the Company could be required to restate its financial results, which could materially and adversely affect the Company's business and results of operations or financial condition, restrict its ability to access the capital markets, require the Company to expend significant resources to correct the weaknesses or deficiencies, subject it to fines, lawsuits, penalties, judgements or other legal expenses, harm its reputation, create delays or the inability to meet future SEC reporting obligations or otherwise cause a decline in investor confidence.

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

The timing, size and success of litigation settlement efforts and any associated capital commitments cannot be readily predicted. Future litigation settlements may be financed by issuing shares of the SGRP Common Stock (directly or through convertible securities), cash or a combination thereof. If the SGRP Common Stock does not maintain a sufficient market value, or if potential litigants are otherwise unwilling to accept the SGRP Common Stock as part of the consideration for the settlement of their litigation, the Company may be required to obtain additional capital through debt or equity financings. To the extent the SGRP Common Stock is used for all or a portion of the consideration to be paid for legal settlements, dilution may be experienced by existing stockholders. In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for litigation settlements on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its performance or condition. There also can be no assurance that the other parties in any settlement will abide by the terms or any settlement or any related releases. See Item 3 -- Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions, below.

Our leadership transition in 2025 may result in operational disruptions or changes in our strategic direction.

During the fiscal year ended December 31, 2025, the Company appointed a new Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").  These transitions involve changes in management style and strategic priorities that could result in operational disruptions if not managed effectively.

Our business performance is connected to the experience and retention of key executives.

The business strategy, client relationships and operating knowledge are critical to the Company’s long-term success. We believe we have attracted and developed the most experienced and proven executive leadership team in the industry. However, we work in a competitive industry where talent is visible, and other companies may approach and attract our key executives. We continuously review the terms and incentives for our executives to retain them and competitively compensate them to deliver industry leading results on behalf of all shareholders.

Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement") and our By-Laws.

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels, are significant stockholders ("Significant Stockholders”) and together with certain related parties (collectively, the "Majority Stockholders") beneficially own approximately 46.2% of the SGRP Common Stock and could acquire more. That amount was calculated using their respective individual beneficial ownership, on December 31, 2025, which includes the amounts they represented in the CIC Agreement and subsequent Form 4 filings, the total outstanding ownership (24,129,991 shares) of the SGRP Common Stock on a non-diluted basis as of December 31, 2025. See Security Ownership of Certain Beneficial Owners and Management, in Part III below, Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Item 13. Certain Relationships and Related Transactions, and Director Independence, and Note 10 to the Company's Consolidated Financial Statements- Related Party Transactions, below. Although the CIC Agreement currently requires arbitration and prohibits the Majority Stockholders from using written stockholder consents, calling for special stockholder meetings, commencing certain litigation, and taking other specified actions, the CIC Agreement expires in January 2027.

As significant stockholders, the Majority Stockholders can have an impact on the nomination and election of directors and the passage of other shareholder meeting proposals.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

SPAR Group Inc. recognizes the increased cybersecurity threats and sophisticated, targeted computer crime and the risk it poses to our operations. We rely on information technology and data to operate our business and develop, market and deliver our products and services to our customers.

Our cybersecurity risk management program is led by our Chief Technology Officer (“CTO”), who is directly responsible for establishing cybersecurity strategies and structures and managing ongoing cybersecurity risk management activities. Our CTO is part of the executive management team, and updates our CEO and executive management periodically on the cybersecurity enhancement and the development and implementation of our roadmap.

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

Cybersecurity Risk Management and Strategy

We believe this integrated approach allows cybersecurity considerations to be an integral part of our decision-making processes. Our day-to-day cybersecurity work is led by our CTO and a managed services provider with expertise in mitigating cyber risk. The CTO works closely with our executive management to continuously evaluate and address cybersecurity risks in alignment with our business and operational needs.

Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a combination of third-party assessments, internal audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things:

●	Proactively review threat intelligence and other information obtained from governmental, public or private sources,
●	Perform network vulnerability scans, cyber-hygiene assessments, and continually evaluate and address perceived gaps,
●	Conduct companywide cyber awareness training and on-going new employee cyber training,
●	Deploy a wide array of industry leading 3rd party solutions to continuously monitor network and endpoints,
●	On-going testing and evaluation of backup processes,
●	Perform disaster recovery tabletop exercises to assess readiness for possible events.

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

The plan also provides the process and workflow of communication for escalation of incidents to executive leadership to determine incident classification, impact severity, and if and what further actions are warranted. Incident responses are overseen by leaders from our internal Information Technology organization and third party managed services provider.

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

Our third party managed services providers offer insights and guidance to our Software, Infrastructure Engineering, and Executive teams. With backgrounds spanning: information technology, security, systems, programming, and corporate strategy, their team is equipped to oversee prevention, detection, mitigation, and remediation of cybersecurity incidents. They actively engage in managing our cybersecurity risk processes, including participating in our incident response plan, and regularly report relevant matters to the Chief Technology Officer and the Audit Committee.

We carry insurance that provides protection against the potential losses arising from a cybersecurity incident. However, there is no assurance that our insurance coverage will cover, or be sufficient to cover, all losses or claims that may result from a cybersecurity incident.

Last year

During the last fiscal year, 2025, the Company did not encounter any material cybersecurity incidents, nor did it incur any notable expenses as a result.

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

The Company relocated its corporate headquarters from Auburn Hills, Michigan to its existing operations office in Charlotte, North Carolina, in November of 2025. The Company also maintains its data processing center in Southfield, Michigan and its warehouse in Auburn Hills, Michigan, which was exited in January 2026 and entered a new arrangement in January of 2026 for an outsourced warehouse in Fort Lauderdale, Florida.

The following is a list of the headquarter locations for the Company subsidiaries:

Charlotte, North Carolina (Corporate Headquarters, Resource Plus) Southfield, Michigan (Data Center)

Vaughan, Ontario, Canada

Item 3. Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company management, resolution of these matters is not anticipated to have a material adverse effect on the Company or its estimated or desired affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally

SGRP's Certificate of Incorporation authorizes it to issue 47,000,000 shares of SGRP Common Stock ("SGRP Shares"), each with a par value of $0.01 per share, and which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market under the symbol "SGRP." On December 31, 2025, there were 24,129,991 SGRP Shares outstanding in the aggregate (which does not include those held as Treasury Shares), and there were approximately 11,708,769 SGRP Shares (or approximately 49%) beneficially owned by non-affiliates of SGRP in the aggregate on a non-diluted basis (i.e., SGRP's public float). See Item IA - Risk Factors - Our significant stockholders may take actions, subject to the restrictions of the Change of Control, Voting and Restricted Stock Agreement ("CIC Agreement") and our By-Laws, Security Ownership of Certain Beneficial Owners and Management, in Part III below, and Note 10 to the Company's Consolidated Financial Statements- Related Party Transactions, below.

SGRP's Certificate of Incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as Board of Directors of SGRP (the "Board") may establish in its discretion from time to time.

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

On January 28, 2022, pursuant to the CIC Agreement, SGRP issued to the Majority Stockholders 2,000,000 restricted shares of Series B Preferred Stock, which have all vested and automatically converted into 3,000,000 SGRP Shares pursuant to the 1:1.5 conversion ratio set forth in the Preferred Designation and the CIC Agreement. The CIC Agreement expires on January 28, 2027. See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions, below. All of the Preferred Stock issued under the CIC Agreement have been converted into SGRP Shares as of December 31, 2024, and there are no shares of Preferred Stock currently outstanding. Since there are no more shares of Series B Preferred Stock outstanding, SGRP may change or cancel the authorized Series B Preferred Stock, and to the extent it reduces such authorization without issuance, it can create other series of Preferred Stock with potentially different dividends, preferences and other terms.

Market Information

SGRP's Common Stock is traded on the Nasdaq Capital Market under the symbol "SGRP". As of December 31, 2025, there were approximately 148 stockholders of record, which includes DTC (on behalf of all street holders).  The Corporation estimates that there are currently a total of 1,600 holders of SGRP Shares, which includes the aggregate of those held of record and those held in street name through DTC. SGRP is currently under a Nasdaq notice respecting a potential delisting of the SGRP Shares that was received on January 12, 2026 (see below).

Failure to Maintain the Minimum Bid Price under Nasdaq Rules and Potential Delisting

On January 12, 2026, SGRP received a notification letter from Nasdaq that SGRP's common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of Nasdaq. The Company has been given a compliance period of 180 calendar days in which to regain compliance. Specifically, if at any time during this 180 day period the closing bid price of SGRP’s Shares security is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide SGRP written confirmation of compliance and this matter will be closed by Nasdaq. See Item 1A - Risk Factors - As a small company with stock price volatility, our stock may be delisted from Nasdaq.

Dividends

The Corporation has never declared or paid any cash dividends on the SGRP Shares and does not currently anticipate paying cash dividends on SGRP Shares in the foreseeable future. The Corporation historically has retained earnings to finance its operations and fund future growth of the business. Any payment of future dividends will be at the discretion of the Board and will depend upon, among other things, the Corporation's earnings, financial condition, capital requirements, cash flow, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that the Board deems relevant.

Equity Compensation

Information regarding the Company's equity compensation plans may be found in Item 11 of this Annual Report, which is hereby incorporated by reference.

Stock Repurchase Program

On March 28, 2024, the Board approved SGRP's repurchase of up to 2,500,000 SGRP's Shares under the 2024 Stock Repurchase Program (the "2024 Stock Repurchase Program"), under which repurchases were made from time to time over a one-year period in the open market and through privately-negotiated transactions, subject to cash availability and general market and other conditions. Pursuant to the 2024 Stock Repurchase Program, on May 3, 2024, the Board and its Audit Committee approved SGRP's Repurchase Agreement with William H. Bartels for SGRP's private repurchase of 1,000,000 shares of SGRP's Common Stock from William H. Bartels, dated and effective as of April 30, 2024, at a purchase price of $1.80 per share (the Nasdaq closing price on April 29, 2024). Upon their repurchase those shares became Treasury Shares.  Mr. Bartels was a Director at the time of such repurchase.  Mr. Bartels also is a significant stockholder of SGRP, one of the founders of SGRP, and is an affiliate and related party of SGRP. There were no other share repurchases to date under the 2024 Stock Repurchase Program, which expired on March 28, 2025.

SGRP Common Stock Issuances

During 2024 the Corporation issued 1,208,742 SGRP Shares (including Treasury Shares and new shares of SGRP Common Stock) in support of its requirement to satisfy the conversion of vested and surrendered Series B Preferred Stock (see above), benefit awards and stock purchase plans, including employee Restricted Stock Units that vested and settled with stock, and the exercise of vested employee stock options. See The Company's Capital Stock Generally, in Item 5 above, and Note 11 to the Company's Consolidated Financial Statements – Share Based Compensation, below.

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

As of December 31, 2025, the Company operated in the U.S. and Canada. During 2024, the Company strategically exited international operations in Mexico, Brazil, South Africa, China, Japan and India.

With more than 50 years of experience and a diverse network of merchandising specialists around the world, the Company continues to grow its relationships with some of the world’s leading businesses. The combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates the Company from the competition.

The Company is dedicated to delivering a spectrum of specialized services tailored to enhance retail operations and profitability. Our team collaborates closely with clients to identify their primary goals, ensuring the execution of strategies that boost sales and profit margins. With a focus on merchandising and brand marketing, our specialists deploy a variety of programs aimed at maximizing product sell-through to consumers. These initiatives range from launching new products and setting up promotional displays to assembling fixtures and ensuring consistent stock availability, thus facilitating efficient reordering processes. Furthermore, we extend our expertise to sales enhancement and customer service improvement. As the retail landscape evolves, our team is adept at undertaking comprehensive store renovations and preparing new locations for their grand openings, ensuring they meet the modern consumer's expectations. Additionally, our distribution associates play a pivotal role in retail and consumer goods distribution centers, preparing these facilities for operation, optimizing system functionality, managing product logistics, and providing essential staffing solutions to meet our clients' needs effectively.

The Company’s business is led and operated from its headquarters in Charlotte, North Carolina, with local leadership and offices in the U.S. and Canada.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). "EBITDA" is defined as net income before (i) depreciation and amortization, (ii) interest expense, net, and (iii) income tax expense. "Adjusted EBITDA" is defined as net (loss) income before (i) depreciation and amortization of long-lived assets, (ii) interest expense (iii) income tax expense, (iv) restructuring expenses, (v) impairment, (vi) nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations, (vii) special items as determined by management, and (viii) review of strategic alternatives, which includes primarily legal, consulting, and investment bank fees. This metric is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with, U.S. GAAP.

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

Our management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA to supplement U.S. GAAP measures of performance in the evaluation of the effectiveness of our business strategies and to make budgeting decisions.

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

Our loss from continuing operations was approximately $24.6 million and $1.8 million for the years ended December 31, 2025, and December 31, 2024. Our Consolidated EBITDA loss was approximately $16.5 million and income of $3.6 million for the years ended December 31, 2025 and 2024 respectively. The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Loss from continuing operations	$(24,626)	$(1,806)
Depreciation and amortization	1,634	1,553
Interest expense	2,415	2,191
Income tax expense	4,073	144
EBITDA of discontinued operations	-	1,475
Subtotal of adjustments to loss from continuing operations	8,122	5,363
Consolidated EBITDA	$(16,504)	$3,557
Review of strategic alternatives	525	5,221
Gain on sale of businesses	-	(2,536)
Restructuring costs and severance	4,765	-
Legal costs / settlements - non-recurring	1,277	100
Share-based compensation	140	137
Other one-time expense	1,235	171
Consolidated Adjusted EBITDA	$(8,562)	$6,650
Adjusted EBITDA attributable to non-controlling interest	-	(1,034)
Adjusted EBITDA attributable to SPAR Group, Inc.	$(8,562)	$5,616

Results of Operations

The following table sets forth selected financial data for the years indicated (dollars in millions):

	Year Ended December 31,
	2025	%	2024	%
Net revenues	$136.1	100.0%	$163.6	100.0%
Cost of revenues	114.4	84.1	130.0	79.5
Selling, general and administrative expense	32.2	23.7	33.9	20.7
Restructuring costs and severance	4.8	3.5	-	-
Gain on sale of business	-	-	(2.5)	(1.5)
Depreciation and amortization	1.6	1.2	1.5	0.9
Interest expense	2.4	1.8	2.2	1.3
Other expense, net	1.3	1.0	0.2	0.1
Loss from continuing operations before income tax expense	(20.6)	(15.1)	(1.7)	(1.0)
Income tax expense	4.0	2.9	0.1	0.1
Net loss from continuing operations	(24.6)	(18.1)	(1.8)	(1.1)
Net loss from discontinued operations	-	-	(0.9)	(0.6)
Net loss	(24.6)	(18.1)	(2.7)	(1.7)
Net income attributable to non-controlling interest	-	-	(0.5)	(0.3)
Net loss attributable to SPAR Group, Inc.	$(24.6)	(18.1%)	$(3.2)	(2.0%)

Results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Net Revenues

Consolidated net revenues for the year ended December 31, 2025, were $136.1 million compared to $163.6 million for the year ended December 31, 2024, a decrease of $27.5 million or 16.8%. This decrease in revenue was primarily driven by the sale of all international operations, except Canada, during various times throughout 2024.

U.S. net revenues totaled $122.1 million and $117.5 million for the years ended December 31, 2025 and 2024, respectively. The increase of $4.6 million or 3.9% is driven by continued growth in the U.S. market.

Canada net revenues totaled $14.0 million and $14.3 million for the years ended December 31, 2025 and 2024, respectively, a decrease of $0.3 million or 2.1%.

All Other net revenues totaled $31.8 million for the year ended December 31, 2024. The Company exited all international operations, except Canada, in 2024.

Cost of Revenue

The Company's cost of revenue consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 84.1% of net revenue for the year ended December 31, 2025 compared to 79.5% of net revenues for the year ended December 31, 2024. The decline in margin in 2025 was driven by significant growth in revenue from the remodel business, which is lower margin than the traditional merchandising business.

U.S. cost of revenue as a percent of net revenue was 85.6% and 79.5% for the years ended December 31, 2025 and 2024, respectively. The increase in cost of 6.1% was the result of higher costs in our U.S. business related to the high proportion of revenue growth in the remodel business.

The Canada cost of revenue as a percent of net revenue was 70.9% and 68.8% for the years ended December 31, 2025 and 2024, respectively. This increase in cost of  2.1% was the result of increased merchandising business with a large client which has a lower profit margin.

All Other cost of revenue as a percent of net revenues was 84.2% for the year ended December 31, 2024. The Company exited all international operations, except Canada in 2024.

Selling, General and Administrative Expense

Selling, general and administrative expense ("SG&A") for the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. SG&A expenses were approximately  $32.2 million, or  23.7% of net revenue, and approximately  $33.9 million, or  20.7% of net revenue for the years ended  December 31, 2025 and 2024, respectively. SG&A expenses for the year-ended  December 31, 2025 includes expenses of approximately $2.0 million related to strategic initiatives, legal costs, expenses incurred to resolve prior year restatements, and shareholder matters. For the year-ended December 31, 2024, includes expenses of approximately $5.5 million related to costs to execute sales of international operations and transaction costs associated with strategic initiatives.

U.S. SG&A expenses totaled $29.5 million and $25.2 million for the years ended December 31, 2025 and 2024, respectively. The increase in expense of 17.1% was the result of strategic initiatives, legal costs, expenses incurred to resolve prior year restatements, and shareholder matters.

Canada SG&A expenses totaled $2.7 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively.

All Other SG&A expenses totaled $6.0 million for the year ended December 31, 2024. The Company exited all international operations, except Canada in 2024.

Restructuring Costs and Severance

Restructuring costs and severance for the Company include costs related to relocating its corporate headquarters from Auburn Hills, Michigan to its existing operations office in Charlotte, North Carolina, in November of 2025 and the severance of certain Executives during this move. Restructuring costs and severance were approximately $4.8 million and $0.0 million for the year ended December 31, 2025 and 2024, respectively.

Depreciation and Amortization

Depreciation and amortization expense was approximately $1.6 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

Interest Expense

The Company's interest expense was $2.4 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively.

Other Expenses, Net

Other expenses, net was $1.2 and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

Income Tax Expense

The Company had income tax expense of $4.1 million, with an effective tax rate of (19.8%), and $0.1 million, with an effective rate of (8.7%) for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, our effective income tax rate varied from the U.S. federal statutory rate of 21.0% primarily as a result of the valuation allowance, executive compensation disallowed pursuant to Section 162(m), adjustments in tax credits, foreign rate differential and other permanent differences. For the year ended December 31, 2024, our effective income tax rate varied from the U.S. federal statutory rate of 21.0% primarily as a result of Brazilian withholding taxes, foreign disregarded income, and permanent differences.

Net Income Attributable to Non-Controlling Interest

Net income attributable to noncontrolling interest was $0.0 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.

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

Goodwill is subject to annual impairment tests and interim impairment tests if impairment indicators are present. The Company performs the annual impairment test on October 31 each year. The impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If it is determined that it is more likely than not, or if the Company elects not to perform a qualitative assessment, the Company proceeds with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill.

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

The Company’s merchandising services are provided over time, generally on a daily, weekly, or monthly basis, and transaction price is based on the contractually-specified rate-per-driver metric (i.e., rate per hour, rate per store visit, or rate per item assembled, or rate by task). The Company recognizes revenues for its contracts based on the contractually specified rate-per-driver metric(s) utilizing the right-to-invoice practical expedient because the Company has a right to consideration for merchandising services completed to date. Most of the Company’s contracts have a duration of one year or less and over 90% of the Company’s contracts are completed in less than 30 days.

Customer deposits, which are considered advances on future work, are deferred and recorded as revenue in the period in which the services are provided.

Allowance for Credit Losses

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance for credit losses based in part on management’s assessment of the current status of individual accounts.

Based on management’s assessment, the Company established an allowance for credit losses of $0.0 million and $0.4 million as of December 31, 2025 and 2024, respectively. Credit loss expense was $0.1 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

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

The Company capitalized approximately $2.4 million and $1.0 million of costs related to software developed for internal use for the years ended December 31, 2025 and 2024, respectively, and recognized approximately $1.4 million and $1.4 million of amortization of capitalized software for the years ended December 31, 2025 and 2024

Income Taxes

The Company records deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determinations, the Company considers all available evidence, including future reversals of existing deferred tax liabilities, projected future taxable income, feasible and prudent tax planning strategies, and recent financial operating results. If the Company determines that it will not be able to realize deferred income tax assets in the future, a valuation allowance is recorded. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

Valuation allowances of $7.6 million and $0.0 million at December 31, 2025 and 2024, respectively, related principally to deferred tax assets for net operating losses ("NOLs"), disallowed interest expense and tax credits that are uncertain as to realizability.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The unrecognized tax reserves at December 31, 2025 and 2024 were $0.16 million and $0.11 million respectively, excluding accrued interest and penalties.

The Company has historically calculated its quarterly tax provision based on its best estimate of the full year tax rate applicable to the quarter. The Company did not significantly change the methodology for calculating income tax expenses, deferred tax assets and liabilities and reserves for uncertain tax positions for the years presented. See Note 5, Income Taxes in the Notes to Consolidated Financial Statements for additional information."

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

The Company is a party to both U.S. and Canada credit facilities. These credit facilities require compliance with their respective financial covenants. For the year ended December 31, 2025, the Company was in compliance with all financial covenants under these arrangements. See Note 4 to the Company's Consolidated Financial Statements, Debt, included elsewhere in this Annual Report on Form 10-K.

Cash Flows for the Years Ended December 31, 2025 and 2024

Net cash used in operating activities was $18.4 million for the year ended December 31, 2025 and net cash used in operating activities was $0.7 million for the year ended December 31, 2024. The year-over-year increase in net cash used by operating activities was mainly driven by lower operating income and unfavorable changes in working capital, largely due to the timing of customer collections, partially offset by favorable timing of payments to suppliers.

Net cash used in investing activities was $1.1 million for the year ended December 31, 2025 compared to cash provided by investing activities of $9.9 million for the year ended December 31, 2024. The net use of cash for investing activities was primarily attributable to the costs associated with software developed for internal use, implementation of a new enterprise resource planning system, and expenditures related to outfitting the new corporate headquarters.

Net cash provided by financing activities was $4.5 million for the year ended December 31, 2025 compared to cash used in financing activities of $1.7 million for the year ended December 31, 2024. The year-over-year increase in cash from financing activities was driven by borrowings under the line of credits and sale of treasury shares.

For the year ended December 31, 2025, the Company experienced a net decrease in cash and cash equivalents amounting to approximately $15.0 million, net of the impact of foreign exchange rate fluctuations of $0.0 million. The year-over-year decrease in cash and cash equivalents was due to lower operating income and unfavorable changes in working capital, largely due to the timing of customer collections, the costs associated with software developed for internal use, expenditures related to outfitting the new corporate headquarters, offset by favorable timing of payments to suppliers.

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

Management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As previously described in the Explanatory Note to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, as amended and filed on July 17, 2025, the Company identified material weaknesses in internal control over financial reporting related to the financial statement close process (i) to ensure the completeness and accuracy of certain amounts and disclosures, specifically related to the preparation and review of balance sheet account reconciliations and presentation of segment disclosures; and (ii) over non-recurring transactions, including accounting for the deconsolidation and sale of the international components. The Company subsequently devoted significant resources to implementing remediation measures. During the fourth quarter of 2025, the Company concluded that, as of December 31, 2025, the previously identified material weaknesses had been remediated following the completion of its remediation plan. The remediation plan included the following: (i) implementing a modern and more efficient ERP system, (ii) hiring a new Corporate Controller and Chief Financial Officer, (iii) consolidating the finance team into a single office, and (iv) simplifying the organizational structure through the divesture of all international operations except Canada.

Changes in Internal Controls Over Financial Reporting

Other than remediation measures discussed above, there were no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control system over financial reporting.

Item 9B. Other Information

a. During the fourth quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

b. As previously disclosed in the Current Report on Form 8-K filed with the U.S. SEC on March 19, 2026, SPAR Marketing Force, Inc. ("SMF"), a wholly owned subsidiary of the Company, issued a Senior Unsecured Promissory Note (the "Original Note") to PC Group, Inc. ("PC Group") evidencing a $4,000,000 unsecured loan arrangement.

On March 27, 2026, SMF issued an Amended and Restated Senior Unsecured Promissory Note (the "New Note") to PC Group, which amends, restates and replaces, in its entirety, the Original Note. The New Note has substantially identical terms and conditions to the Original Note, except as follows: (a) the New Note is effective as of March 17, 2026 (the "Effective Date"); (b) at the maturity date of the New Note, $800,000, subject to adjustment as described in the New Note, will be credited against the outstanding loan amount; and (c) SMF will be required to make cash payments to maintain the value of the equity consideration issued pursuant to the New Note, up to a maximum of $800,000, if (x) the Company issues or sells common stock (or convertible equity securities) at a price below $0.80 per share and (y) on each anniversary of the Effective Date, if on such date the Company's common stock is trading at less than $0.80 per share.

The foregoing description of the New Note does not purport to be complete and is qualified in its entirety by the terms and conditions of the New Note, which is filed as Exhibits 10.77, to this Annual Report on Form 10-K and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

"Reference is made below to SGRP’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which SGRP plans to file pursuant to Regulation 14A on or about April 30, 2026, with the meeting scheduled to be held on or before June 11, 2026. For clarity (and without limitation), information appearing in the sections of such Proxy Statement entitled (a) "PROPOSAL 3 – TO APPROVE, ON AN ADVISORY BASIS, THE COMPENSATION OF THE NAMED EXECUSTIVE OFFICERS, AS DISCLOSED IN THE PROXY STATEMENT (I.E. "SAY ON PAY")”, (b) "PROPOSAL 4 – TO SELECT, ON AN ADVISORY BASIS, WHETHER THE CORPORATION SHOULD REQUEST AN ADVISORY VOTE FROM ITS STOCKHOLDERS RESPECTING COMPENSATION OF THE NAMED EXECUTIVE OFFICERS EVERY ONE, TWO OR THREE YEARS(I.E. "SAY ON FREQUENCY")", and (c) "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS” shall not be deemed to be incorporated by reference in this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth in the 2026 Proxy Statement under the captions: "DIRECTORS AND EXECUTIVE OFFICERS", INCLUDING (WITHOUT LIMITATION) "The Board of Directors of the Corporation”, and "Executives and Officers of the Corporation”, and "Corporate Governance”, including (without limitation) "Board Structure, Leadership and Risk Oversight", "Board Meetings", "Board Size, Quorum and Voting", "Board Committees", "Audit Committee", "Compensation Committee", "Governance Committee", "Director Nominations: Experience, Integrity, Diversity and other Criteria", "Director Independence", "Contractually Dedicated Seats", "2026 By-Laws", "significant Stockholder Governance Limitations", " Limitation of Liability and Indemnification Matters", and "Ethics Codes"; and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS", including (without limitation) "Security Ownership of Certain Beneficial Owners and Management:, "Section 16(a) Beneficial Ownership Reporting Compliance"; and "Audit and Compensation Committee Interlocks and Insider Participation".

Item 11. Executive Compensation

Reference is made to the information set forth in the 2026 Proxy Statement under the captions: "COMPENSATION OF EXECUTIVES AND DIRECTORS", including (without limitation) "Executive Compensation Summary", "Summary Compensation Table", "Narrative to Summary Compensation Table", "Chief Executive Officer (PEO) Pay Versus Performance Table", "2025, 2024, 2023 and 2022 Deferred Compensation Agreements", "Outstanding Equity Awards at Fiscal Year-End", "Compensation of Directors", and "Discussion of Directors' Compensation"; "COMPENSATION PLANS", including (without limitation) "Inducement Stock Based Award Summary", "2020, 2018 and 2008 Plans", "Share Based Compensation", "2008 Plan Summary", "2018 Plan Summary", "2020 Plan Summary", "CEO Inducement Award Summary", "CEO Inducement Award RSU Summary", "Share-Based Compensation Expense", and "Employee Stock Purchase Plans"; and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS", including (without limitation) "Security Ownership of Certain Beneficial Owners and Management", "Section 16(a) Beneficial Ownership Reporting Compliance"; and "Audit and Compensation Committee Interlocks and Insider Participation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth in the 2026 Proxy Statement under the captions: "COMPENSATION OF EXECUTIVES AND DIRECTORS", including (without limitation) "Executive Compensation Summary", "Summary Compensation Table", "Narrative to Summary Compensation Table", "Chief Executive Officer (PEO) Pay Versus Performance Table", "2025, 2024, 2023 and 2022 Deferred Compensation Agreements", "Outstanding Equity Awards at Fiscal Year-End", "Compensation of Directors", and "Discussion of Directors' Compensation"; "COMPENSATION PLANS", including (without limitation) "Inducement Stock Based Award Summary", "2020, 2018 and 2008 Plans", "Share Based Compensation", "2008 Plan Summary", "2018 Plan Summary", "2020 Plan Summary", "CEO Inducement Award Summary", "CEO Inducement Award RSU Summary", "Share-Based Compensation Expense", and "Employee Stock Purchase Plans"; and "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", including (without limitation) "Security Ownership of Certain Beneficial Owners and Management", "Section 16(a) Beneficial Ownership Reporting Compliance"; and "Audit and Compensation Committee Interlocks and Insider Participation".

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth in the 2026 Proxy Statement under the captions: "CORPORATE GOVERNANCE", including (without limitation) "Director Independence", "Contractually Dedicated Seats", "2026 By-Laws", "Significant Stockholder Governance Limitations"; and "TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS", including (without limitation) "Related Party Transactions", "Change of Control, Voting and Restricted Stock Agreement", "Other Domestic Related Party Transactions", "International Joint Venture Transactions to Sell the Company’s Ownership Interests to Related JV Parties", "Agreement to sell the Company’s ownership interest in its South African Joint Venture", "Agreement to sell the Company’s ownership interest in its Chinese Joint Venture", "Agreement to sell the Company’s Brazilian subsidiary that owns its interest in its Brazilian Joint Venture", "Agreement to sell SPAR's 100% ownership interest in SPAR Japan", "Agreement to sell SPAR's 51% ownership interest in its Indian Joint Venture", "Agreement to sell SPAR's 51% ownership interest in its Mexican Joint Venture", "Summary of Certain Related Party Transactions", and "Other Related Party Transactions and Arrangements".

Item 14. Principal Accountant Fees and Services

BDO USA, P.C. ("BDO"), an independent registered accounting firm, has served as the Company's principal independent registered accounting firm since October 2013 to audit the consolidated financial statements of the Company, including the Company’s consolidated financial statements for its year ending December 31, 2025, for the Company's business in the United States and Canada.

In the past, BDO audited certain foreign subsidiaries of SGRP through BDO's affiliates in those countries, but the Company has disposed of most of its foreign operating joint venture subsidiaries as described in the 2025 Annual Report and other SEC reports.

Audit Fees

The aggregate fees billed to the Company for professional accounting services by BDO, including the audit of the Company's annual financial statements for the years ended December 31, 2025 and 2024, are set forth in the table below (amounts in thousands):

	2025	2024
Audit fees	$886	$782
Audit-related fees	34	30
Tax fees	12	11
Total	$932	$823

For purposes of the preceding table professional fees are classified as follows:

●

Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent registered accounting firm in order for them to be able to form an opinion on the Company's consolidated financial statements. These fees also cover services that are normally provided by independent registered accounting firm in connection with statutory and regulatory filings or engagements.

●

Audit-related fees — These are fees for assurance and related services that traditionally are performed by an independent registered accounting firm that are reasonably related to the performance of the audit or review of the financial statements. Audit related fees in the above table represent fees for the audit of the Corporation's 401(k).

●

Tax fees — These are fees for all professional services performed by professional staff in our independent registered accounting firm's tax division, except those services related to the audit of the Company's financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues.

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

3.4

Amended and Restated By-Laws of SPAR Group, Inc., as adopted, restated, effective and dated January 22,2026 (incorporated by reference to Exhibit 3.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2026).

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

4.2	Form of SGRP's Series B Preferred Stock Certificate (incorporated by reference to SGRP’s Annual Report on Form 10-K, as filed with the SEC on April 17, 2023)

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

10.15

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

10.17

Inducement RSU Contract, between SGRP and Mike Matacunas, dated February 22, 2021 (incorporated by reference to Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022).

10.18

Inducement Nonqualified Stock Option Contract, between SGRP and Fay DeVriese, dated August 31, 2020 (incorporated by reference to Exhibit 4.4 to the Corporation’s Registration Statement on Form S-8 (Registration No. 33-80429) as filed with the SEC on April 2, 2021).

10.19	2024 Stock Repurchase Program (incorporated by reference to Exhibit 99.1 to SGRP's Current Report on Form 8-K as filed with the SEC on April 3, 2024).

10.20	2022 Stock Repurchase Program (incorporated by reference to Exhibit 99.1 to SGRP's Current Report on Form 8-K as filed with the SEC on May 24, 2022).

10.21	2001 Employee Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's annual stockholders meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.22	2001 Consultant Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.23	Independent Contractor's Agreement between SPAR Group, Inc. and Willliam Bartels dated as of October 1, 2025 (as filed herewith).

10.24	Consulting Services Agreement between SPAR Group, Inc. and Ron Lutz dated as of August 25, 2025 (incorporated by reference to Exhibit 10.6 to SGRP's Current Report on Form 8-K, as filed with the SEC on August 29, 2025).

10.25

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

10.26

Consulting Agreement dated January 25, 2022, and effective January 26, 2022, between SGRP and James R. Brown, Sr. (who retired as a SGRP director effective January 25, 2022) (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

10.27

Change of Control, Voting and Restricted Stock Agreement, effective January 28, 2022, by and among SGRP, Robert G. Brown, William H. Bartels, SPAR Administrative Services, Inc., a Nevada corporation, and SPAR Business Services, Inc., a Nevada corporation (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 28, 2022).

10.28

Change of Control Severance Agreement between SGRP and Antonio Calisto Pato dated as of February 28, 2023 (incorporated by reference to Exhibit 10.25 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

10.29

Corrective Global Amendment to Change of Control Severance Agreements between SGRP, Fay DeVriese, William Linnane and Ron Lutz made and entered into and effective as of August 10, 2022 (incorporated by reference to Exhibit 10.26 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024).

10.30

Amended and Restated Change of Control Severance Agreement (the "CICSA”) between SGRP and Fay DeVriese made and entered into effective as of August 13, 2021 (incorporated by reference to Exhibit 10.1 to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on November 15, 2021).

10.31

Change of Control Severance Agreement between SGRP and William Linnane dated as of July 12, 2021 (incorporated by reference to Exhibit 10.18 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022.

10.32

Change of Control Severance Agreement between SGRP and Ron Lutz dated as of July 12, 2021 (incorporated by reference to Exhibit 10.19 to the Corporation’s Annual Report on Form 10-K as filed with the SEC on April 15, 2022).

10.33

Change of Control Severance Agreement by and among SGRP, SPAR Marketing Force, Inc. and Mike Matacunas dated as of January 26, 2021 (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on February 16, 2021).

10.34

Amended and Restated Change of Control Severance Agreement between Kori G. Belzer and SGRP, dated as of August 10, 2022 (incorporated by reference to Exhibit 10.2 to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on August 15, 2022).

10.35

Amended and Restated Change of Control Severance Agreement between Lawrence David Swift and SGRP dated as of August 10, 2022 (incorporated by reference to Exhibit 10.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on August 14, 2022).

10.36
Departure Agreement between SPAR Group, Inc. and Kori Belzer dated as of August 25, 2025 (incorporated by reference to Exhibit 10.7 to SGRP’s Current Report on Form 8-K, as filed with the SEC on August 29, 2025).

10.37

Supplemental Mutual Release Pursuant to Change in Control Severance Agreement between SPAR Group, Inc. and Kori Belzer dated as of August 25, 2025 (incorporated by reference to Exhibit 10.8 to SGRP’s Current Report on Form 8-K, as filed with the SEC on August 29, 2025).

10.38	Severance Agreement and General Release between SPAR Group, Inc. and Antonio Calisto Pato dated as of December 12, 2025 (as filed herewith).

10.39	Employment Agreement between SPAR Group, Inc. and Steven Hennen dated as of December 8, 2025 (incorporated by reference to Exhibit 10.1 to SGRP’s Current Report on Form 8-K, as filed with the SEC on December 11, 2025).

10.40	Employment Agreement between SPAR Group, Inc. and William Linnane dated as of August 25, 2025 (incorporated by reference to Exhibit 10.3 to SGRP’s Current Report on Form 8-K, as filed with the SEC on August 29, 2025).

10.41	Departure Agreement between SPAR Group, Inc. and Ron Lutz dated as of August 25, 2025 (incorporated by reference to Exhibit 10.4 to SGRP’s Current Report on Form 8-K, as filed with the SEC on August 29, 2025).

10.42	Supplemental Mutual Release Pursuant to Change in Control Severance Agreement between SPAR Group, Inc. and Ron Lutz dated as of August 25, 2025 (incorporated by reference to Exhibit 10.5 to SGRP’s Current Report on Form 8-K, as filed with the SEC on August 29, 2025).

10.43	Transition Agreement between SPAR Group, Inc. and Michael R. Matacunas dated as of August 25, 2025 (incorporated by reference to Exhibit 10.1 to SGRP’s Current Report on Form 8-K, as filed with the SEC on August 29, 2025).

10.44	Mutual Release of Claims between SPAR Group, Inc and Michael R. Matacunas dated as of August 25, 2025 (incorporated by reference to Exhibit 10.2 to SGRP’s Current Report on Form 8-K, as filed with the SEC on August 29, 2025).

10.45

Trademark License Agreement dated as of July 8, 1999, by and between SPAR InfoTech, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.46

Trademark License Agreement dated as of July 8, 1999, by and between SPAR Marketing Services, Inc. (now known as SPAR Business Services, Inc.), and SPAR Trademarks, Inc. (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.47

Business Manager Agreement (re joint ownership of certain software) dated as of July 8, 1999, among SPAR Business Services, Inc. (f/k/a SPAR Marketing Services, Inc.), SPAR InfoTech, Inc., and SPAR Marketing Force, Inc.(incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, as filed with the SEC on May 1, 2000).

10.48

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

10.49	Share Purchase Agreement by and between on one side SPAR International Ltd. and SPAR Group International, Inc. as sellers, and, on the other side, JK Consultoria Empresarial Ltda. as purchaser, and, as intervening and consenting parties SGRP Brasil Participacoes Ltda. Jonathan Dagues Martins and, as guarantors SPAR Brasil Servicos De Merchandising E Tecnologia S.A., SGRP Servicos Ltda., SPAR Brasil Servicos Ltda., SPAR Brasil Servicos Temporarios Ltda., plus Trade Do Brasil Prestacao De Servicos Ltda. dated as of March 26, 2024 (as filed herewith).

10.50

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

10.51

Joint Venture Agreement dated as of September 3, 2012, by and between Combined Manufacturers National (Pty) Ltd and SGRP Meridian (Pty) Ltd, respecting SGRP's additional consolidated subsidiary in South Africa (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

10.52

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

10.53

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

10.54

Joint Venture Agreement dated as of March 29, 2006, by and between FACE AND COSMETIC TRADING SERVICES PTY LIMITED and SPAR International Ltd., respecting the Company's subsidiary in Australia (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.55

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

10.56	Sale of Shares Agreement among SPAR Group, International, Inc. (a SGRP subsidiary), as seller, and Friedshelf (Pty) Ltd. Lindicom Proprietary Limited, and Lindicom Empowerment Holdings Proprietary Limited as buyers, dated as of February 7, 2024 (incorporated by reference Exhibit 99.2 to SGRP’s Current Report on Form 8-K, as filed with the SEC on May 2, 2024).

10.57	$2,750,000.00 secured Promissory Note from SMF to Richard Justus dated as of April 18, 2024 (the "Richard Justus Note") (as filed herewith).

10.58	Securities Pledge and Escrow Agreement securing the Richard Justus Note between SMF and Richard Justus dated as of April 18, 2024 (as filed herewith).

10.59	Guaranty of the Richard Justus Note by SGRP, in favor of Richard Justus dated as of April 18, 2024 (as filed herewith).

10.60	Consent for Richard Justus Note from North Mill Capital, LLC dated as of April 26, 2024 (as filed herewith).

10.61	Securities Purchase Agreement between SMF and Richard Justus dates as of April 18, 2024 (as filed herewith).

10.62

Collateral Assignment (Security Agreement) (Trademarks) effective: April 10, 2019, from SPAR Trademarks, Inc., to North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.63

Collateral Pledge Agreement dated as of April 10, 2019, by SGRP, the US NM Borrower and SPAR Acquisition, Inc., in favor of North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.64

Corporate Guaranty dated as of April 10, 2019, from the NM Guarantors to North Mill, (incorporated by reference to SGRP's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, as filed with the SEC on April 24, 2019).

10.65

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

10.66

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

10.67

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

10.68

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

10.69

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

10.70

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

10.71

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

10.72
Seventh Modification Agreement entered into as of March 28, 2024, by and among North Mill Capital  LLC, d/b/a SLR Business Credit, SPAR Marketing Force, Inc., and SPAR Canada Company, as Borrowers, and confirmed by the following Guarantors, SPAR Group, Inc. ("SGRP"), and certain of its direct and indirect subsidiaries, namely SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (incorporated by reference to Exhibit 10.69 to SGRP's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 1, 2024).

10.73	Eighth Modification Agreement entered into as of October 9, 2025, by and among North Mill Capital LLC, d/b/a SLR Business Credit, SPAR Marketing Force, Inc., and SPAR Canada Company, as Borrowers, and confirmed by the following Guarantors, SPAR Group, Inc. ("SGRP"), and certain of its direct and indirect subsidiaries, namely SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (incorporated by reference to Exhibit 10.1 to SGRP’s Current Report on Form 8-K as filed with the SEC on October 16, 2025).

10.74

US$30 million Sixth Amended and Restated Revolving Credit Master Promissory Note executed and delivered by SMF to NM and dated as of October 9, 2025 (incorporated by reference to Exhibit 10.2 to SGRP’s Current Report on Form 8-K as filed with the SEC on October 16, 2025).

10.75

CDN$6 million Fifth Amended and Restated Revolving Credit Master Promissory Note executed and delivered by SCC to NM and dated as of October 9, 2025 (incorporated by reference to Exhibit 10.3 to SGRP’s Current Report on Form 8-K as filed with the SEC on October 16, 2025).

10.76

Limited Mutual Release Agreement, dated as of January 18, 2019, among Robert G. Brown, William H. Bartels, Christiaan Olivier, Lorrence T. Kellar, Jack W. Partridge, Arthur B. Drogue and R. Eric McCarthey (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.77	Text of Letter to SGRP, from the Nasdaq Stock Market, Inc. ("Nasdaq"), dated March 11, 2025 (incorporated by reference to Exhibit 99.1 to SGRP’s Current Report on Form 8-K, as filed with the SEC on March 17, 2025).

10.78	Amended and Restated Unsecured Promissory Note and Share Grant effective as of March 27, 2026, issued by SPAR Marketing Force, Inc., as borrower, and SPAR Group, Inc., as guarantor, to PC Group, Inc., as lender (as filed herewith).

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

SPAR Group, Inc.

By:	/s/ William Linnane
William Linnane
President and Chief Executive Officer

Dated as of: March 31, 2026

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Hennen and William Linnane and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for each of them in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ William Linnane	President, Chief Executive Officer and Director,
William Linnane	(Principal Executive Officer)
Dated as of: March 31, 2026

/s/ James R. Gillis	Director
James R. Gillis
Dated as of: March 31, 2026

/s/ John Bode	Director
John Bode
Dated as of: March 31, 2026

/s/ Linda Houston	Director
Linda Houston
Dated as of: March 31, 2026

/s/ Tim Cook	Director
Tim Cook
Dated as of: March 31, 2026

/s/ James R. Brown, Sr	Director
James R. Brown, Sr
Dated as of: March 31, 2026

/s/ Panagiotis Lazaretos	Director
Panagiotis Lazaretos
Dated as of: March 31, 2026

/s/ Steven Hennen	Chief Financial Officer,
Steven Hennen	Treasurer and Secretary (Principal Financial and Accounting Officer)
Dated as of: March 31, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

SPAR Group, Inc.

Charlotte, NC

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition

As indicated in Note 2 to the consolidated financial statements, the Company generates revenues by providing merchandising services to its customers, generally on a daily, weekly, or monthly basis. The Company recognizes revenues as the services are performed based on the contractually-specified rate-per-driver metric (i.e., rate per hour, rate per store visit, rate per item assembled, or rate by task). For the year ended December 31, 2025, the Company’s net revenues were $136.1 million.

We identified revenue recognition from merchandising services as a critical audit matter due to the large volume of customer contracts and transactions. Auditing merchandising services revenue was especially challenging due to the extent of audit effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

●

Testing the accuracy and existence of revenue recognized for a sample of revenue transactions by inspecting source documents such as customer contracts, invoices, cash receipts, and other documents for each applicable per-driver metric (i.e., hours worked, store visits, items assembled, or tasks performed).

●	Testing the cut off of revenue recognized for a sample of revenue transactions prior to and subsequent to December 31, 2025.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2013

Troy, Michigan

March 31, 2026

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Net revenues	$136,104	$163,629
Cost of revenue	114,411	130,032
Gross profit	21,693	33,597
Selling, general and administrative expense	32,197	33,880
Restructuring costs and severance	4,765	-
Gain on sale of business	-	(2,536)
Depreciation and amortization	1,634	1,553
Operating (loss) income	(16,903)	700
Interest expense	2,415	2,191
Other expenses, net	1,235	171
Loss before income tax expense	(20,553)	(1,662)
Income tax expense	4,073	144
Loss from continuing operations	(24,626)	(1,806)

Discontinued Operations
Income from discontinued operations	-	1,381
Loss on disposal of business	-	(1,188)
Income tax expense	-	(1,074)
Net loss from discontinued operations	-	(881)
Net loss	(24,626)	(2,687)
Net income attributable to non-controlling interest	-	(463)
Net loss attributable to SPAR Group, Inc.	$(24,626)	$(3,150)

Basic loss per common share attributable to SPAR Group, Inc. from continuing operations	(1.04)	(0.09)
Diluted loss per common share attributable to SPAR Group, Inc. from continuing operations	(1.04)	(0.09)
Basic loss per common share attributable to SPAR Group, Inc. from discontinued operations	-	(0.04)
Diluted loss per common share attributable to SPAR Group, Inc. from discontinued operations	-	(0.04)
Basic loss per common share attributable to SPAR Group, Inc.	(1.04)	(0.13)
Diluted loss per common share attributable to SPAR Group, Inc.	(1.04)	(0.13)

Weighted average common shares – basic	23,619	23,555
Weighted average common shares – diluted	23,619	23,555

Net loss	$(24,626)	$(2,687)
Other comprehensive loss:
Foreign currency translation adjustments	44	(1,553)
Comprehensive loss	(24,582)	(4,240)
Comprehensive income attributable to non-controlling interest	-	(172)
Comprehensive loss attributable to SPAR Group, Inc.	$(24,582)	$(4,412)

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,262	$18,221
Accounts receivable, net	27,006	24,766
Prepaid expenses and other current assets	1,168	3,009
Total current assets	31,436	45,996

Property and equipment, net	3,601	2,015
Operating lease right-of-use assets	4,861	630
Goodwill	856	856
Intangible assets, net	709	841
Deferred income taxes	18	4,259
Other assets	2,578	1,834
Total Assets	$44,059	$56,431

Liabilities and equity
Current liabilities:
Accounts payable	$9,342	$8,767
Accrued expenses and other current liabilities	5,576	3,533
Customer incentives and deposits	1,221	892
Lines of credit and short-term loans	20,442	16,082
Current portion of long-term debt	500	500
Current operating lease liabilities	643	276
Total current liabilities	37,724	30,050
Operating lease liabilities, less current portion	4,395	353
Deferred income taxes	34	–
Long-term debt	1,284	1,722
Total Liabilities	$43,437	$32,125

Commitments and contingencies – See Note 6

Equity:
SPAR Group, Inc. equity
Preferred stock, Series - B. $.01 par value:
Authorized and available shares– 2,000,000 Issued and outstanding shares– 0 at December 31, 2025 and 0 at December 31, 2024	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000 Issued and outstanding shares – 24,129,991 at December 31, 2025 and 23,449,701 at December 31, 2024	241	234
Treasury stock, at cost 632,485 shares at December 31, 2025 and 1,205,485 Shares at December 31, 2024	(1,047)	(2,075)
Additional paid-in capital	19,749	19,886
Accumulated other comprehensive loss	(1,154)	(1,198)
(Accumulated deficit)/Retained earnings	(17,167)	7,459
Total equity	622	24,306
Total liabilities and equity	$44,059	$56,431

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock		Series B Preferred Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain/(Loss)	Earnings	Interest	Equity

Balance at January 1, 2024	23,241	$232	650	$7	205	$(285)	$21,004	$(3,341)	$10,609	$12,020	$40,246

Share-based compensation	–	–	–	–	–	–	137	–	–	–	137
Conversion of Series B convertible preferred stock	975	10	(650)	(7)	–	–	(1)	–	–	–	2
Exercise of stock options	233	2	–	–	–	–	(398)	–	–	–	(396)
Purchase of treasury shares	(1,000)	(10)	–	–	1,000	(1,790)	–	–	–	–	(1,800)
Sale of international operations	–	–	–	–	–	–	–	3,524	–	(10,616)	(7,092)
Purchase of non-controlling interest	–	–	–	–	–	–	(856)	–	–	(1,695)	(2,551)
Other comprehensive (loss) income, net of tax	–	–	–	–	–	–	–	(1,381)	–	(172)	(1,553)
Net (loss) income	–	–	–	–	–	–	–	–	(3,150)	463	(2,687)
Balance at December 31, 2024	23,449	$234	-	$-	1,205	$(2,075)	$19,886	$(1,198)	$7,459	$-	$24,306

Share-based compensation	–	–	–	–	–	–	140	–	–	–	140
Sale of treasury shares	573	5	–	–	(573)	1,028	(277)	–	–	–	756
Issuance of shares for restricted stock units	107	2	–	–	–	–	–	–	–	–	2
Other comprehensive income, net of tax	–	–	–	–	–	–	–	44	–	–	44
Net loss	–	–	–	–	–	–	–	–	(24,626)	–	(24,626)
Balance at December 31, 2025	24,129	$241	$-	$-	632	$(1,047)	$19,749	$(1,154)	$(17,167)	$-	$622

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(24,626)	$(2,687)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,634	1,553
Loss on property, plant and equipment disposal	47	-
Amortization of operating lease assets	476	545
Amortization of debt issuance cost	62	-
Provision for expected credit losses	-	128
Deferred income tax expense (benefit)	3,819	(1,500)
Share based compensation	140	137
Gain on disposal of business	-	(2,536)
Changes in operating assets and liabilities, net of business disposals:
Accounts receivable	(3,903)	(2,089)
Prepaid expenses and other assets	1,099	416
Accounts payable	414	7,459
Operating lease liabilities	(408)	(541)
Accrued expenses, other current liabilities and customer incentives and deposits	2,803	(1,124)
Net cash used in continuing operations	(18,443)	(239)
Net cash used in discontinued operations	-	(426)
Net cash used in operating activities	(18,443)	(665)
Cash flows from investing activities:
Proceeds from sale of international operations, net of cash transferred	1,918	7,259
Purchases of property and equipment and internal use software	(2,978)	(1,129)
Net cash (used in) provided by investing activities of continuing operations	(1,060)	6,130
Net cash provided by investing activities of discontinued operations	-	3,751
Net cash (used in) provided by investing activities	(1,060)	9,881
Cash flows from financing activities:
Borrowings under lines of credit	134,812	132,133
Repayments under lines of credit	(130,542)	(128,347)
Payment of notes to seller	(500)	(1,843)
Proceeds from the sale of treasury shares	756	-
Repurchase of common stock	-	(1,800)
Payments to acquire noncontrolling interests	-	(500)
Proceeds from long-term debt	-	15
Net cash provided by (used in) financing activities of continuing operations	4,526	(341)
Net cash used in financing activities of discontinued operations	-	(1,315)
Net cash provided by (used in) financing activities	4,526	(1,656)

Effect of foreign exchange rate changes on cash	18	(58)
Net (decrease)/increase in cash and cash equivalents	(14,959)	7,502
Cash and cash equivalents at beginning of year	18,221	10,719
Cash and cash equivalents at end of year	$3,262	$18,221

Supplemental disclosure of cash flows information
Interest paid	$2,412	$2,059
Noncash investment in internal use software, included in accounts payable	$154	$-
Income taxes paid	$149	$277
Promissory notes issued to Resource Plus non-controlling interest	$-	$2,500

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of the Business

SPAR Group, Inc. ("SGRP" or the "Corporation"), and its subsidiaries (and SGRP together with its subsidiaries may be referred to as "SPAR Group", the "Company", "SPAR", "We", or "Our") is a merchandising and brand marketing services company, providing a broad range of services to retailers, consumer goods manufacturers and distributors around the world.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates its 100%-owned subsidiaries. All significant intercompany transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the amounts disclosed for contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Significant balances subject to such estimates and assumptions include carrying amounts of property and equipment and intangible assets, valuation allowances for receivables, carrying amounts for deferred tax assets and liabilities, and liabilities incurred from operations and customer incentives. Actual results could differ from those estimates.

Segment Reporting

Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM”) in assessing performance and deciding how to allocate resources. The Company's CODM is the Chief Executive Officer ("CEO").

In November 2025, the Company appointed a new CEO, William Linnane. During the fourth quarter of 2025, revised internal reporting began to be provided to and reviewed by the CODM. The Company provides similar merchandising, marketing, and business services in the United States ("U.S.") and Canada, and the CODM now reviews financial information by two geographic components: (i) U.S. and (ii) Canada, for purposes of allocating resources and assessing performance. As a result, beginning in the fourth quarter of 2025, the Company determined that it has two reportable segments: U.S. and Canada. For the first three quarters of 2025, the previous CODM managed all business activities on a consolidated basis (as the Company exited substantially all of its international operations during the year ended December 31, 2024), and as a result, the Company had one reportable segment. Segment information for the year ended December 31, 2024 has been recast to reflect this reportable segment structure.

For the year ended December 31, 2024, the Company operated in three reportable geographic segments: (i) Americas, comprised of U.S., Canada, and Mexico; (ii) Asia-Pacific ("APAC”), comprised of Japan, China, and India; and (iii) Europe, Middle East and Africa ("EMEA”), comprised of South Africa. Brazil was previously included in the Americas segment; however, as a result of the reclassification of the Brazilian joint venture as discontinued operations in 2024, Brazil was excluded from the Company’s segment reporting for the year ended December 31, 2024.

For comparative purposes, prior-period segment information has been recast to conform to the current period presentation.

Variable Interest Entities

The Company consolidates all entities where a controlling financial interest exists. The Company has considered its relationships with its 51%-owned joint ventures to determine whether the Company has a variable interest in these entities, and if so, whether the Company is the primary beneficiary of the relationship. U.S. GAAP requires variable interest entities ("VIEs”) to be consolidated if an entity’s interest in the VIE is a controlling financial interest. Under the variable model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and (ii) the obligations to absorb losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. The consolidation status of a VIE may change as a result of such reassessments. Changes in consolidation status are applied prospectively in accordance with U.S. GAAP.

All these entities have been disposed of by December 31, 2024.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. There are no cash equivalents at December 31, 2025 or 2024.

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

Two clients each individually accounted for more than 10% of the Company’s net revenue for the years ended December 31, 2025 (Client 1, 16.8%, or approximately $22.8 million and Client 2, 10.8%, or approximately $14.7 million, both in the U.S. segment), and one client whose revenue represented more than 10% of revenue for the year ended  December 31, 2024 (10.5%, or approximately $17.3 million in the U.S. segment). No customer accounted for more than 10% of the Company’s accounts receivable, net as of December 31, 2025 and December 31, 2024.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

The Company’s merchandising services are provided over time, generally on a daily, weekly, or monthly basis, and transaction price is based on the contractually-specified rate-per-driver metric (i.e., rate per hour, rate per store visit, rate per item assembled, or rate by task). The Company recognizes revenues for its contracts based on the contractually-specified rate-per-driver metric(s) utilizing the right-to-invoice practical expedient because the Company has a right to consideration for merchandising services completed to date. In general, (i) Standard Merchandising Service Contracts have a duration of 1 to 3 years with indexed rate increases while individual brand projects can be added with less than 6 months duration. (ii) Retail Remodel Contracts typically auto-renew with annual project SOWs, with regional awards typically granted 6 to 12 months in advance and individual projects assigned quarterly/monthly. (iii) Fulfillment Contracts are typically an annual award and selected projects can be less than 6 months. (iv) Standard Assembly Service Agreements are 1 to 3 years in duration with indexed rates increases. Customer deposits, which are considered advances on future work, are deferred and recorded as revenue in the period in which the services are provided.

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

Leases

The Company determines if a contract contains a lease at inception. The Company’s material operating leases consist of office space and equipment. The Company recognizes a right-of-use ("ROU”) asset and lease liability for operating leases with a term of greater than one year. The ROU asset is measured as the sum of (1) the present value of all remaining fixed and in-substance fixed payments using the rate implicit in the lease whenever that is readily determinable or the Company’s incremental borrowing rate, (2) any lease payments made at or before the commencement date (less any lease incentives received) and (3) any initial direct costs incurred. The lease liability is measured similarly to the ROU asset, but excludes any payments made before the commencement date and initial direct costs incurred. Lease terms include options to extend or terminate the lease if it is reasonably certain the Company will exercise these options. Expense for operating leases and leases with a term of one year or less is recognized on a straight-line basis over the term of the lease, unless another systematic and rational basis is more representative of the derivation of benefit from use of the leased property. Variable lease payments are recognized in the period in which the related obligation is incurred and consist primarily of payments for insurance and property taxes. Operating lease expense and variable lease payments are recorded in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value from the Company’s common stock and to reflect any excess of cost over par value as a reduction to additional paid-in capital (to the extent created by previous issuances of the shares). Upon reissuance or sale of treasury shares, any difference between the proceeds received and the cost of shares is recognized in equity. Gains are credited to additional paid-in capital and losses are first offset against any existing additional paid-in capital related to treasury shares, with any excess charged to retained earnings.

Noncontrolling Interest

The Company recognizes noncontrolling interest related to VIEs, in which the Company is the primary beneficiary, as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income or loss attributable to noncontrolling interests is included in consolidated net income on the face of the consolidated statements of operations and comprehensive loss. Changes in the parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss. Because these transactions take place between entities under common control, any gains or losses attributable to these transactions are required to be included within additional paid-in-capital on the consolidated balance sheets. During 2024 the Company deconsolidated its entire controlling interest in all its VIEs. As of December 31, 2025, the Company has no continuing involvement in these entities.

Advertising and Promotional Expenses

Advertising and promotional expenses are included in selling, general and administrative expenses within the consolidated statements of operations and comprehensive loss and are expensed when incurred. Advertising and promotional expenses were $258,301 and $41,352 during the years ended December 31, 2025, and 2024, respectively.

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

The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. The Company made a policy election to estimate the number of share-based compensation awards that are expected to vest to determine the amount of compensation expense recognized in earnings. Forfeiture estimates are revised if subsequent information indicates that the actual number of forfeitures is likely to differ from previous estimates.

Excess tax benefits are realized from the exercise of stock options and are reported as a financing cash inflow in the consolidated statement of cash flows.

Fair Value Measurements

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The U.S. GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

Restructuring Costs and Severance

The Company periodically undertakes restructuring initiatives to optimize its cost structure and operations. These activities may include employee termination benefits, facility closures, lease exit costs, and contract termination costs and other one-time expenses. The Company’s restructuring accruals require the use of significant estimates and judgments, particularly with respect to the timing and amount of expected cash outflows and the identification of costs directly associated with exit activities. These estimates are evaluated on a regular basis and may be adjusted as new information becomes available. Changes in estimates are recognized in the period in which they are identified and may result in increases or decreases to previously recorded restructuring liabilities. Actual results could differ from these estimates due to changes in market conditions, negotiations with third parties, or variations in the execution of restructuring plans.

Restructuring costs and severance costs for the Company include severance costs paid in connection with the reorganization of the Company's executive team and expenses related to the move of the Company's headquarters from Auburn Hills, Michigan to its existing operations office in Charlotte, North Carolina, in November 2025. For the year ended December 31, 2025, the Company recognized expense of $4.8 million, which consist of $4.2 million for termination and severance costs and $0.6 million for relocation expense. The costs are presented within "Restructuring costs and severance" in the Consolidated Statements of Operations and Comprehensive Loss. Liabilities of $0.4 million for employee severance is included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of December 31, 2025. There was no restructuring activity for the year ended December 31, 2024.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to report specific categories of rate reconciliation, certain details of income taxes paid and certain information by tax jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company implemented this ASU prospectively for the fiscal year ending December 31, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information

For the Year Ended December 31,
Summary of Results from Discontinued Operations:	2024
(in thousands)
Net revenues	$33,185
Cost of revenues	28,325
Gross Profit	4,860
Selling, general, and administrative expenses	3,385
Loss on disposal of business	1,188
Depreciation and amortization	63
Income from operations before tax	224
Income tax expense	1,074
Interest expense	31
Loss from discontinued operations, net of tax	$(881)

	December 31,
Accounts receivable, net, consists of the following:	2025	2024
(in thousands)
Trade	$17,774	$12,059
Unbilled	8,841	9,284
Non-trade	391	3,834
Gross accounts receivable	27,006	25,177
Less allowance for credit losses	-	(411)
Accounts Receivable, net	$27,006	$24,766

	December 31,
Activity in allowance for credit losses	2025	2024
(in thousands)
Beginning balance in allowance for credit losses	$411	$1,461
Current provision for expected credit losses	-	128
Allowances associated with businesses sold	-	(12)
Write-offs charged against the allowance	(411)	(1,166)
Ending balance in allowance for credit losses	$-	$411

	December 31,
Property and equipment consist of the following:	2025	2024
(in thousands)
Equipment	$3,904	$4,060
Furniture and fixtures	1,027	591
Leasehold improvements	538	384
Capitalized internal use software costs	21,329	18,967
Capitalized software in development	92	-
	26,890	24,002
Less accumulated depreciation and amortization	(23,289)	(21,987)
Property and equipment, net	$3,601	$2,015

Depreciation expense (including amortization of internal use software and intangible assets as described below) was $1.6 million and $1.6 million for the years ended  December 31, 2025 and 2024, respectively. The Company capitalized $2.4 million and $1.0 million of costs related to internal use software in the years ended December 31, 2025 and 2024. The Company recognized approximately $1.4 million and $1.3 million of amortization expense related to internal use software for the years ended December 31, 2025 and 2024, respectively.

Goodwill consist of the following:	U.S.	All Other	Total
(in thousands)
Balance at January 1, 2024
Aggregate goodwill acquired	$856	$438	$1,294
Sale of business	-	(438)	(438)
Balance at December 31, 2024	856	-	856
Balance at December 31, 2025	$856	$-	$856

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information (continued)

	December 31,
Intangible assets consist of the following:	2025	2024
(in thousands)
Trade names	$900	$900
Patents	870	870
Gross intangible assets	1,770	1,770
Less accumulated amortization	(1,061)	(929)
Intangible assets, net	$709	$841

The Company is amortizing its intangible assets over lives ranging from 5 to 25 years. Amortization expense for the years ended  December 31, 2025 and 2024 was approximately $0.1 million and $0.2 million, respectively.

The annual amortization for each of the following years succeeding  December 31, 2025 is summarized as follows (in thousands):

(in thousands)
Year	Amount
2026	$133
2027	36
2028	36
2029	36
2030	36
Thereafter	432
Total	$709

	December 31,
Accrued expenses and other current liabilities:	2025	2024
(in thousands)
Taxes payable	$1,607	$137
Accrued salaries and wages	1,905	1,644
Accrued third party labor	198	131
Other	1,866	1,621
Accrued expenses and other current liabilities	$5,576	$3,533

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

On October 9, 2025, the NM Loan Parties and NM executed and delivered an Eighth Modification Agreement, effective immediately (the "Eight Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to and extend the NM Credit Facility from  October 9, 2025 to  October 10, 2027, to increase the amount of the US Revolving Credit Facility to $30.0 million, and increase the Canada Revolving Credit Facility to $6.0 million. In addition, the Eight Modification Agreement increased the cap on unbilled accounts in the borrowing base for SMF to $15.0 million from $7.0 million and increased the cap on eligible unbilled accounts in the Canadian Borrower's borrowing base to $2.0 million (from the prior cap of CDN$800,000). The Eighth Modification Agreement also converted the balance to USD from CAD and modified the minimum interest charges payable under the Canadian Revolving Credit Facility, which are now based on a minimum outstanding balance of $1.0 million (increased from $0.5 million).

To evidence the increase in the US Revolving Credit Facility, SMF executed and delivered to NM a $30 million Sixth Amended and Restated Revolving Credit Master Promissory Note (the "Restated US Note"), which amends, restates, supersedes and replaces the prior US$ note. To evidence the increase in the Canadian Revolving Credit Facility, SCC executed and delivered to NM a $6 million Fifth Amended and Restated Revolving Credit Master Promissory Note (the "Restated Canadian Note"), which amends, restates, supersedes and replaces the prior CDN$ note.

The Restated US Note and Restated Canadian Note (together, the "NM Notes") and the NM Loan Agreement together require the NM Borrowers to pay interest on the loans thereunder equal to: (i) the Prime Rate designated from time to time by Wells Fargo Bank; plus (ii) one and one quarter percentage points (1.25%,) or an aggregate minimum of 6.75% per annum. In addition, the NM Borrowers are paying a facility fee to NM in an amount equal to: (i) For the US facility, for the year commencing on October 10, 2025, 0.60% of the applicable US Benchmark Advance Amount ($24.0 million), with an additional $6,000 charged at the first occurrence of each $1.0 million increment above the benchmark (up to the US advance limit) and (ii) for the Canadian Facility for the year commencing on October 10, 2025, 0.60% calculated on $2.0 million, and thereafter on the Canadian Benchmark Advance Amount ($2.0 million), with an additional $6,000 charged at the first occurrence of each $1.0 million increment above the benchmark (up to the Canadian advance limit).

As of December 31, 2025, the aggregate interest rate was 8.00% per annum and the aggregate outstanding loan balance was approximately $20.4 million, which is included within lines of credit and short-term loans in the consolidated balance sheets. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility was approximately $17.3 million; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility was approximately $3.1 million.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each the NM Borrowers (i.e., SMF and SCC) and imposes limits on all of the NM Loan Parties (including SGRP) on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, increases in executive, officer or director compensation, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of December 31, 2025. The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties, however, the obligations are not secured by any equity in, financial asset respecting or asset of any Excluded Subsidiary meaning each of the following direct or indirect subsidiaries of SGRP: (i) Resource Plus of North Florida, Inc. (“Resource Plus”), Mobex of North Florida, Inc., and Leasex, LLC, and their respective subsidiaries; (ii) NMS Retail Services ULC, which is an inactive Nova Scotia ULC; (iii) SPAR Group International, Inc.; (iv) SPAR FM Japan, Inc.; (v) SPAR International, Ltd.; (vi) SPAR Group International, Inc., (vii) NMS Retail Services, ULC (viii) BDA Resources, LLC, (ix) SPAR, Inc., (x) SPAR NMS Holdings, Inc,. (xi) SPAR Merchandising & Assembly, Inc. (xii) SPAR Field Administration, Inc., (xiii) each other subsidiary formed outside of the United States or Canada; and (xiv) any other entity in which any such subsidiary is a partner, joint venture or other equity investor.

Resource Plus – Seller Notes

On  April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3.0 million in annual payments over a five-year period. $0.25 million was paid within the five business days of closing, and the remaining $2.75 million will be paid pursuant to a Secured Promissory Note. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for three years post-closing and specific mutual releases were provided. The purchase was closed and completed on  May 1, 2024. As of  December 31, 2025, $1.0 million has been paid and the remaining $2.0 million Promissory Note is outstanding and is reported on the balance sheet (net of discount) in current portion of long-term debt and long-term debt, net of current portion.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Debt (continued)

Summary of the Company’s lines of credit (dollars in thousands):

	Interest Rate as of	Balance as of	Interest Rate as of	Balance as of
	December 31, 2025	December 31, 2025	December 31, 2024	December 31, 2024
USA / Canada North Mill Capital	8.00%	20,442	9.40%	16,082
Total		$20,442		$16,082

The effective interest rate on these instruments is not materially different from the stated rate.

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	December 31, 2025	December 31, 2024
Unused Availability:
United States / Canada	13,935	13,310
Total Unused Availability	$13,935	$13,310

Summary of the Company's Seller Notes (dollars in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	December 31, 2025	December 31, 2025	December 31, 2024	December 31, 2024
USA - Resource Plus Seller Notes (Current)	4.30%	500	4.30%	500
USA - Resource Plus Seller Notes (Long-term)	4.30%	1,284	4.30%	1,722
		$1,784		$2,222

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes

Income Taxes

On July 4, 2025, President Donald J. Trump enacted legislation officially titled “An Act to provide for reconciliation pursuant to title II of H.Con. Res. 14”—commonly known as the One Big Beautiful Bill Act (OBBBA). The bill implemented three main changes to business taxes: 1. 100% bonus depreciation has been reinstated for assets placed in service after January 19, 2025, 2. The deduction for domestic section 174 expenses has been permanently restored and unamortized domestic costs from tax years 2022-2024 may be deducted in 2025 or split between 2025 and 2026, and 3. The addbacks for depreciation, amortization, and depletion when calculated adjusted taxable income for purposes of section 163(j) have been permanently restored. The Company has concluded to continue to capitalize and amortize their domestic section 174 expenses.

Loss from continuing operations before income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(21,131)	$668
Foreign	578	(2,330)
Total:	$(20,553)	$(1,662)

The income tax expense from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current tax expense:
Federal	$-	$21
Foreign	457	1,401
State and local	(203)	222
Total current tax expense	254	1,644

Deferred tax expense (benefit):
Federal	3,425	(1,196)
Foreign	-	(114)
State and local	394	(190)
Total deferred tax expense (benefit)	3,819	(1,500)

Total income tax expense:
Federal	3,425	(1,175)
Foreign	457	1,287
State and local	191	32
Total income tax expense	$4,073	$144

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2025	Rate

US federal statutory tax rate	$(4,316)	21.0%
State and local income taxes, net of federal income tax effect (1)	210	(1.0%)
Foreign Tax Effects:
Foreign tax rate differential	32	(0.2%)
Effect of cross-border tax laws	526	(2.6%)
Tax credits	-	0.0%
Changes in valuation allowance	6,927	(33.7%)

Nontaxable or nondeductible items:
Executive compensation disallowed under Section 162(m)	654	(3.2%)
Other permanent differences	136	(0.7%)
Other adjustments:
Return to provision	68	(0.3%)
Other	(164)	0.8%
Effective Tax Rate:	$4,073	(19.8%)
(1) State taxes in Illinois, Texas, Michigan, and California for 2025 made up the majority (greater than 50 percent) of the tax effect in this category.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

	Year Ended December 31,
	2024	Rate
(in thousands)
Provision for income taxes at federal statutory rate	$(349)	21.0%
State income taxes, net of federal benefit	32	(1.9%)
Permanent differences	(136)	8.2%
Section 162(m) adjustment	245	(14.7%)
Return to provision adjustment	(10)	0.6%
Foreign tax rate differential	(288)	17.3%
GILTI tax	284	(17.1%)
Sale of foreign entities	(369)	22.2%
Transaction costs	118	(7.1%)
Withholding tax	1,046	(62.9%)
Subpart F Income	213	(12.8%)
Foreign tax credit	(556)	33.5%
Foreign disregarded income	292	(17.6%)
Change in valuation allowance	(2)	0.1%
Discontinued operations SG&A allocation	(430)	25.9%
Other	54	(3.3%)
Net expense	$144	(8.7%)

Components of income taxes paid, net of refunds consist of the following (in thousands):	Year Ended December 31,
2025
Federal	$15
State
Indiana	14
Mississippi	8
New Jersey	8
North Carolina	14
Pennsylvania	23
Texas	53
Other U.S. States	14
Foreign	-
Total	$149

Deferred taxes from continuing operations consist of the following (in thousands):	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$4,693	$389
Federal research and development credit	240	164
Foreign withholding tax	796	872
Accrued payroll	110	4
Transaction costs	–	753
Allowance for credit losses and other receivable	–	93
Share-based compensation expense	250	258
Business interest limitation	1,237	889
Operating lease liability	1,134	128
Capitalized software development costs	–	277
Other	695	891
Total deferred tax assets, gross	9,155	4,718
Valuation allowance	(7,622)	-
Total deferred tax assets	1,533	4,718

Deferred tax liabilities:
Goodwill & intangible assets of subsidiaries	334	291
Allowance for credit losses and other receivable	2	-
Right to use asset	1,094	127
Capitalized software development costs	28	-
Depreciation	91	41
Total deferred tax liabilities	1,549	459
Net deferred income taxes	$(16)	$4,259

As of December 31, 2025, the Company’s deferred tax assets were primarily the result of the business interest limitation and net operating losses. The Company has gross U.S. Federal NOL carryforwards of $20.6 million and tax effected amount of $4.3 million. $20.0 million of the U.S Federal NOL carryforward has no expiration date. The remaining $0.6 million has expiration dates beginning in 2026 through 2035. The Company has a U.S. State NOL deferred tax asset of $0.4 million of varying expiration dates from 2025 to 2041. The Company has $0.2 million of U.S. Research and Development credits with expiration dates ranging from 2031 to 2035. The Company has $0.8 million of U.S. foreign tax credits with expiration dates ranging from 2033 to 2034.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized in a particular tax jurisdiction. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Judgement must be used in considering the relative impact of negative and positive evidence. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025.  Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on the weight of the available evidence, the Company provided a valuation allowance against its US and state deferred tax assets. The valuation allowance was $7.6 million and $0.0 million as of December 31, 2025 and 2024 respectively. A valuation allowance was not provided for the foreign deferreds.

(in thousands):	2025	2024
Valuation allowance, beginning of year	$-	$-
Income tax expense:
Decrease/(increase) in valuation allowance	(7,622)	-
Valuation allowance, end of year	$(7,622)	$-

A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$114	$54
Additions based on tax positions related to the current year	43	60
Ending balance	$157	$114

The provision for income taxes includes the impact of uncertain tax position reserves and changes to reserves that are considered appropriate. As of December 31, 2025, included in the balance of uncertain tax position reserves are $0.16 million of reserves that, if recognized, would affect the effective rate of income from continuing operations. Interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense. We accrued penalties of $0.6 thousand and interest of $3 thousand during 2025 and in total, as of December 31, 2025 recognized a liability related to the uncertain tax position reserves noted above for penalties of $16 thousand and interest of $23 thousand. During 2024, we accrued penalties of $0.8 thousand and interest of $3 thousand and in total, as of December 31, 2024, recognized a liability of penalties of $16 thousand and interest of $20 thousand.

In management's view, the Company's tax reserves at December 31, 2025 and 2024, for potential domestic state tax liabilities were sufficient.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. states and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2022 through the present. Foreign entities are subject to tax audits that vary based on jurisdiction. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

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

7. Common Stock

As of December 31, 2025, the Corporation's certificate of incorporation authorized the Corporation to issue 47,000,000 shares of common stock, par value $0.01 per share. The voting, dividend and liquidation rights of the holders of the Corporation's common stock are subject to and qualified by the rights, powers and preferences of the holders of the Corporation's Series B convertible preferred stock. Each share of the Corporation's common stock is entitled to one vote on all matters submitted to a vote of the Corporation's stockholders. Holders of the Corporation's common stock are entitled to receive dividends as may be declared by the Corporation's board of directors (the "Board"), if any, subject to the preferential dividend rights of the Corporation's Series B convertible preferred stock. No cash dividends had been declared or paid during the periods presented.

On  March 28, 2024, the Board approved SGRP's repurchase of up to 2,500,000 of SGRP's Shares of Common Stock ("SGRP Shares") under the 2024 Stock Repurchase Program (the "2024 Stock Repurchase Program"), which repurchases would be made from time to time over a one-year period in the open market and through privately-negotiated transactions, subject to cash availability and general market and other conditions. Pursuant to the 2024 Stock Repurchase Program, on  May 3, 2024, SGRP's Board and its Audit Committee approved SGRP's Repurchase Agreement with William H. Bartels for SGRP's private repurchase of 1,000,000 shares of SGRP's Common Stock from William H. Bartels, dated and effective as of  April 30, 2024, at a purchase price of $1.80 per share (the Nasdaq closing price on  April 29, 2024). Upon their repurchase those shares became Treasury Shares. Mr. Bartels is a Director and significant stockholder of SGRP, is one of the founders of the Company, and is an affiliate and related party of SGRP. There have been no other share repurchases to date under the 2024 Stock Repurchase Program, which expired on March 28, 2025.

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

9. Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible domestic employees. The Company made discretionary contributions of $0.0 million and $0.1 million for the years ended  December 31, 2025 and 2024, respectively.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions

Domestic Related Party Transactions

On  December 1, 2021, the Company entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc., which later became Qantm Creative (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of former President and Chief Executive Officer, Michael R. Matacunas. Mr. Matacunas is also a minority owner of the Agent. The service fees paid to Qantm Creative for the years ended December 31, 2025 and 2024, were $229,000 and $104,000, respectively. The Company cancelled this agreement in November 2025.

On December 22, 2023, the Company entered into an agreement with National Retail Remodel Services (the "Buyer") to sell its 51% ownership interest in National Merchandising Services, LLC ("NMS") to the Buyer for total consideration of $1,441,004. The transaction closed on December 31, 2023. Per the agreement, the purchase price is due from the Buyer as follows: (1) a payment of $700,000 due immediately to the escrow agent upon closing, releasable to the Company in January 2024; (2) $523,000 in the form of the Buyer's promissory note due and payable on  January 31, 2024; and (3) a payment of up to $209,004 contingent upon collection of an outstanding receivable. The $700,000 and $523,000 portions of consideration for this transaction are recorded in "Other Receivables" at December 31, 2023 and were received in first quarter of 2024. The Company’s December 31, 2023 financial results include a loss on this sale of approximately $427,000, primarily reflecting the write-off of remaining goodwill related to NMS. As of December 31, 2025, payment upon collection of the outstanding receivables has not been made and attempts to collect are ongoing. The Company has not included the receivables related to this collection on its balance sheet.

Summary of Certain Related Party Transactions

The following costs of affiliates were charged to the Company (in thousands):

	Year Ended December 31,
	2025	2024
Services provided by affiliates:
Advertising and promotional materials (Qantm Creative) (1)	$229	$-
Office lease expenses (RJ Holdings) (1)	-	4
Consulting and administrative services (RJ Holdings) (1)	-	161
Other (1)	-	50
Total services provided by affiliates	$229	$215

(1)     These expenses are reflected in "Selling, general, and administrative expense" in the consolidated statements of operations and comprehensive loss.

Bartels' Retirement and Director Compensation

William H. Bartels retired as an employee of the Company as of January 1, 2020. Mr. Bartels is a significant stockholder of SGRP, is one of the founders of the Company, and is an affiliate and related party of SGRP. Mr. Bartels retired from the Board on August 12, 2025.

Effective as of January 18, 2020, SPAR's Governance Committee proposed and unanimously approved retirement benefits for Mr. Bartels, for the five-year period commencing January 1, 2020, and ending December 31, 2024 (the "Five-Year Period"), for Mr. Bartels. The aggregate value of benefits payable to Mr. Bartels is approximately $0.2 million per year and a total of $1.1 million for the Five-Year Period.  As of December 31, 2025, all retirement benefits have been paid.

Pursuant to the 2024 Stock Repurchase Program, on  May 3, 2024, SGRP's Board and its Audit Committee approved SGRP's Repurchase Agreement with William H. Bartels for SGRP's private repurchase of 1,000,000 shares of SGRP's Common Stock from William H. Bartels, dated and effective as of  April 30, 2024, at a purchase price of $1.80 per share (the Nasdaq closing price on  April 29, 2024).

Willliam H. Bartels Independent Contractor Agreement

On October 1, 2025, the Company entered into an Independent Contractor Agreement with Mr. William H. Bartels (the "Bartels Consulting Agreement”), following his retirement from the Board. Mr. Bartels’ Consulting Agreement provides for monthly payments of $10,000 and expires on December 31, 2026, but may be extended by the parties in writing in their discretion. Under the Bartels Consulting Agreement, Mr. Bartels will provide consulting services from time to time at the request of the Company’s executive management or the Chairman of the Board.

Other Related Party Transactions and Arrangements

On   April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a five-year period. $0.3 million was paid within the five business days of closing, and the remaining $2.8 million will be paid pursuant to a Secured Promissory Note. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for three years post-closing and specific mutual releases were provided. The purchase was closed and completed on  May 1, 2024. As of  December 31, 2025, $1.0 million has been paid and the remaining $2.0 million Promissory Note is outstanding and is reported on the balance sheet (net of discount) in current portion of long-term debt and long-term debt, net current portion.

International Transactions

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

The closing conditions under that agreement were satisfied in all material respects by  March 31, 2024. and on  April 29, 2024 the Company received 144,560,000 South African Rand from the Local Buyers (or approximately $7.7 million). The remaining purchase price of approximately $1.9 million was received as of  December 31, 2025. The Company has also licensed certain technology (including SPARView) and trademarks to Meridian in connection with the sale. The Company recognized a pre-tax gain of approximately $7.2 million on this transaction, which is presented within “Gain on sale of business” in the Consolidated Statements of Operations and Comprehensive Loss. The Company has no continuing involvement in Meridian.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

Agreement to sell the Company’s ownership interest in its Chinese Joint Venture

On  February 23, 2024, the Company entered into an agreement to sell its 51% ownership interest in SPAR (Shanghai) Marketing Management Co., Ltd. to Shanghai Jingbo Enterprise Consulting Co., Ltd. and Shanghai Wedone Marketing Management Co. Ltd.  The total price paid to the Company is $200,000. The sale was completed in April 2024. The Company has recognized a loss of $1.1 million in the second quarter of 2024 as a result of this transaction, which is presented within “Gain on sale of business” in the Consolidated Statements of Operations and Comprehensive Loss. The Company has no continuing involvement in SPAR (Shanghai) Marketing Management Co., Ltd.

Agreement to sell the Company’s Brazilian subsidiary that owns its interest in its Brazilian Joint Venture

On  March 26, 2024, the Company signed a share purchase agreement with JK Consultoria Empresarial Ltda. ("JKC") for JKC to acquire the Company's Brazilian holding company (which in turn owns the Company's 51 percent interest in its Brazilian joint venture subsidiary) for BRL 58.9 million or approximately $11.8 million. Closing of the sale occurred in  June 2024. The Company has recognized a loss of $1.2 million in the second quarter of 2024 as a result of this transaction, which is presented within “Loss on disposal of business” in the Consolidated Statements of Operations and Comprehensive Loss. The Company has no continuing involvement in the Brazilian Joint Venture.

Agreement to sell SPAR's 100% ownership interest in SPAR Japan

On  July 23, 2024, the Company entered into an agreement to sell its 100% ownership interest in SPAR Japan for $500,000. The sale closed on  August 30, 2024. The Company has recognized a loss of $0.7 million in the third quarter of 2024 as a result of this transaction, which is presented within “Gain on sale of business” in the Consolidated Statements of Operations and Comprehensive Loss. The Company has no continuing involvement in SPAR Japan.

Agreement to sell SPAR's 51% ownership interest in its Indian Joint Venture

On  August 31, 2024, the Company closed on an agreement to sell its 51% ownership interest in its Indian Joint venture for $500,000. The sale closed on  September 25, 2024. The Company has recognized a loss of $1.4 million in the third quarter of 2024 as a result of this transaction, which is presented within “Gain on sale of business” in the Consolidated Statements of Operations and Comprehensive Loss. The Company has no continuing involvement in the Indian Joint Venture.

Agreement to sell SPAR's 51% ownership interest in its Mexican Joint Venture

On December 19, 2024, the Company closed on an agreement to sell its 51% ownership interest in its Mexican Joint venture for $417,000. The sale closed on  December 19, 2024. The Company has recognized a loss of $1.1 million in the fourth quarter of 2024 as a result of this transaction, which is presented within “Gain on sale of business” in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2025, the Company had a receivable of $390,000 included in accounts receivable, net in the accompanying consolidated balance sheets. The Company has no continuing involvement in the Mexican Joint Venture.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Share Based Compensation

As of December 31, 2025, the Company has outstanding stock options and unvested restricted stock units granted under its 2008 Stock Compensation Plan, 2018 Stock Compensation Plan, 2020 Stock Compensation Plan and 2021 Stock Compensation Plan, which generally permitted stock-based awards under terms determined by the Company’s board of directors. Stock options and RSUs generally provided for vesting over service periods of one to four years, with option exercise prices generally equal to fair market value on the date of grant. As of December 31, 2025, no further shares were available under these plans for future awards. The Company also granted stock options and restricted stock units as inducements under contracts with selected executives.

Stock options

2008 Plan Summary

The Company’s 2008 Stock Compensation Plan, as amended, provides for equity-based awards to employees, directors, and eligible consultants. Awards under the Plan may take the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (RSUs), stock appreciation rights (SARs), or other stock-based awards, all of which are classified as equity. Awards are generally settled by issuing shares of the Company’s common stock. Stock options and SARs are granted with exercise prices at least equal to the fair market value of the common stock on the grant date and typically have a contractual term of up to ten years. In accordance with ASC 718, the Company measures stock-based compensation expense for awards under the Plan at the grant-date fair value and recognizes it over the awards’ requisite service or performance period (generally the vesting period). The fair value of stock option and SAR grants is estimated on the grant date using the Black-Scholes option pricing model, while the fair value of restricted stock and RSUs is based on the market price of the Company’s stock at grant. Awards generally vest over a multi-year period of continuous service (e.g. four-year graded vesting for stock options) or upon achievement of specified performance goals, as applicable. Unvested awards are generally forfeited upon termination of employment or service, unless the Company’s Compensation Committee exercises its discretion to accelerate vesting or provide for alternative vesting arrangements in certain cases. The 2008 Plan Stock option award activity for the years ended   December 31, 2025 and 2024 is summarized below for the periods presented.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2024	222,000	$1.01	3.27	$12
Granted	–	–	–	–
Exercised / cancelled	(79,000)	0.97	–	98
Forfeited or expired	(56,000)	–	–	–
Outstanding at December 31, 2024	87,000	$1.01	2.66	$73
Granted	–	–	–	–
Exercised / cancelled	–	–	–	–
Forfeited or expired	(10,000)	1.05	–	–
Outstanding at December 31, 2025	77,000	$1.11	1.60	$-
Exercisable at December 31, 2025	77,000	$1.11	1.60	$-

The Company recognized no stock-based compensation expense relating to stock option awards during the years ended December 31, 2025 and 2024 for the 2008 plan. There were no shares exercised in 2025. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended  December 31, 2025 and 2024, was $0.

2018 Plan Summary

SPAR Group’s 2018 Stock Compensation Plan provides for stock-based awards including stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units (“RSUs”). All awards under the plan are classified as equity instruments and are generally settled by issuing shares of the Company’s common stock. Stock options are granted with exercise prices at least equal to the fair market value of the stock on the grant date and have a contractual term of up to ten years. The fair value of stock option and SAR awards is measured on the grant date using the Black-Scholes option pricing model, and the fair value of restricted stock and RSU awards is determined based on the market price of the Company’s common stock on the grant date. Awards generally vest over the recipients’ requisite service period, often in equal annual installments over four years from the grant date. Stock-based compensation cost is measured at the grant-date fair value of awards and recognized as expense on a straight-line basis over the vesting period, net of estimated forfeitures. If an award is forfeited before it vests, any previously recognized compensation expense is reversed. The plan also provides for accelerated vesting of outstanding awards under certain conditions such as the participant’s death, disability, or a change in control, which would result in immediate recognition of any remaining unrecognized compensation cost. 2018 Plan Stock option award activity for the years ended  December 31, 2025 and 2024 are summarized below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2024	145,000	$0.94	4.79	$26
Granted	–	–	–	–
Exercised/cancelled	(75,000)	0.99	–	90
Forfeited or expired	(30,000)	–	–	–
Outstanding at December 31, 2024	40,000	$0.93	3.80	$40
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2025	40,000	$0.93	2.80	$3
Exercisable at December 31, 2025	40,000	$0.93	2.80	$3

The Company recognized no stock-based compensation expense relating to stock option awards during the years ended December 31, 2025 and 2024 under the 2018 plan. There were no shares exercised in 2025. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended  December 31, 2025 and 2024, was $0.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Share Based Compensation (continued)

2020 Plan Summary

Under the 2020 Stock Compensation Plan, SPAR Group grants equity-classified stock-based awards exclusively in the form of non-qualified stock options (NQSOs). The plan does not authorize incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. Each option award is settled by issuing shares of the Company’s common stock upon exercise. In accordance with ASC 718, the Company measures stock-based compensation expense for stock options at the grant-date fair value of the award (estimated using the Black-Scholes option pricing model) and recognizes it over the requisite service period (generally the vesting period) on a straight-line basis. The total expense is adjusted for estimated forfeitures of awards to reflect only those options expected to vest. Stock options under the 2020 Plan generally vest in annual installments over approximately four years of continuous service. The options have a contractual term of five years from the grant date. If a participant’s service terminates before an option is fully vested, any unvested portion is forfeited (no acceleration occurs on termination). Vested options typically remain exercisable for up to three months following termination of service, including in cases of retirement, death, or disability. In the event of a participant’s death, any remaining unvested options become fully vested immediately and are exercisable for up to three months thereafter by the participant’s estate or legal representative. 2020 Plan Stock option award activity for the years ended  December 31, 2025 and 2024 are summarized below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2024	355,000	$1.55	2.10	$-
Granted	–	–	–	–
Exercised/cancelled	(22,500)	1.55	–	17
Forfeited or expired	(220,000)	–	–	–
Outstanding at December 31, 2024	112,500	$1.55	1.10	$44
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	(12,500)	1.55	–	–
Outstanding at December 31, 2025	100,000	$1.55	0.10	$-
Exercisable at December 31, 2025	100,000	$1.55	0.10	$-

The Company recognized $2,200 and $19,500 in stock-based compensation expense relating to stock option awards during the years ended  December 31, 2025 and 2024, respectively. There were no shares exercised in 2025.

As of  December 31, 2025, there was no remaining unrecognized stock-based compensation expense related to stock options. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended  December 31, 2025, and 2024, was $559 and $5,800, respectively.

CEO Inducement Plan Summary

The Company granted a nonqualified stock option as an inducement award to the prior CEO, outside of the Company’s stockholder-approved equity plan. This stock option is classified as an equity award and carries a ten-year term. The grant-date fair value of the option was measured using the Black-Scholes option pricing model. The resulting compensation cost is recognized over the award’s requisite service period (the vesting period) on a straight-line basis. Vesting and Forfeiture Provisions: The option vested 100% on February 22, 2022. Upon vesting, any exercised portions were settled in shares of the Company’s common stock. The CEO Inducement Plan stock option award activity for the years ended  December 31, 2025 and 2024 are summarized below.

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2024	630,000	$1.90	7.15	$-
Granted	-	-	-	-
Exercised/cancelled	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2024	630,000	$1.90	6.15	$25
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2025	630,000	$1.90	5.15	$-
Exercisable at December 31, 2025	630,000	$1.90	5.15	$-

The Company recognized $0 stock-based compensation expense relating to stock option awards during the years ended  December 31, 2025 and 2024. The recognized tax benefit on stock-based compensation expense related to stock options during the years ended  December 31, 2025 and 2024, was $0.

As of  December 31, 2025, there was no unrecognized share-based compensation expense related to stock options granted under the CEO Inducement Plan.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Share Based Compensation (continued)

Restricted Stock Units

The following table summarizes the activity for Restricted Stock Unit ("RSUs") awards during the years ended  December 31, 2025 and 2024.
		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at January 1, 2024	226,276	$1.19
Granted	57,143	1.75
Vested	(226,276)	1.19
Forfeited	–	-
Unvested at December 31, 2024	57,143	$1.75
Granted	96,154	1.04
Vested	(153,297)	1.30
Forfeited	–	-
Unvested at December 31, 2025	–	$-

During the years ended December 31, 2025 and 2024, the Company recognized approximately $140,000 and $117,500, respectively, of stock-based compensation expense related to RSUs. During the years ended December 31, 2025 and 2024, the total fair value of RSUs vested was $174,000 and $315,000, respectively. As of December 31, 2025, stock-based compensation expense related to unvested RSUs awards was fully recognized.

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

On and effective as of  March 24, 2022, the Corporation issued an award of 111,111 Phantom Stock Units to each of its executives: Kori G. Belzer; William Linnane; and Ron Lutz. Each Phantom Stock Unit represents the right of the grantee to receive cash payments based on the fair market value of SGRP's Common Stock at the time of vesting. Vesting will occur in three tranches of one-third each over the three (3) year period following the Grant Date, provided that (i) the Grantee is an employee of the Company at the time and (ii) the Corporation has achieved 90% of the agreed upon the applicable financial target for the year commencing with 2022 (which was EBITDA for 2022), but tranches will rollover to the following year and be payable upon achievement of 120% of the agreed upon the applicable financial target for such following year. The Phantom Stock Units do not possess the rights of common stockholders of the Corporation, including any voting or dividend rights, and cannot be exercised or traded for the SGRP's Common Stock. Due to the cash settlement feature, the Phantom Stock Units are classified as liabilities in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheet. Accrued expenses and other current liabilities on the Consolidated Balance Sheet included $36,000 and $0 related to Phantom Stock Units as of  December 31, 2025 and December 31, 2024, respectively. During the year ended December 31, 2025, the Company recognized approximately $0.6 million of stock-based compensation expense related to Phantom Stock Units.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Segment Information

The Company has two reportable segments: (i) U.S. and (ii) Canada. These operating segments, which also form the Company's reportable segments, are identified in accordance with the changes in the CODM internal review of financial results and the CODM uses this information to evaluate the Company's performance and allocate resources.

The CODM assesses performance of the segments based on gross margin. The CODM uses gross margin to develop the annual operating plan and regular forecasting process. Additionally, the CODM considers budget-to-actual variances for this measure on a quarterly basis as well as segment-specific forecasting when making decisions about the allocation of operating and capital resources to each segment.

	Year Ended December 31, 2025
(in thousands)	U.S.	Canada	Total

Net revenues	$122,053	$14,051	$136,104
Cost of revenue	104,482	9,929	114,411
Segment gross profit	17,571	4,122	21,693

Reconciling items (income) expense:
Selling, general, and administrative expense			$32,197
Restructuring costs and severance			4,765
Depreciation and amortization			1,634
Interest expense			2,415
Other expenses, net			1,235
Loss before income tax expense			$(20,553)

	Year Ended December 31, 2024
(in thousands)	US	Canada	Total

Net revenues	$117,507	$14,305	$131,812
Other net revenues (a)			31,817
Consolidated net revenues			163,629
Cost of revenue	93,397	9,848
Segment gross profit	24,109	4,457	60,384

Reconciling items (income) expense:
Other cost of revenue (a)			$26,787
Selling, general, and administrative expense			33,880
Gain on sale of business			(2,536)
Depreciation and amortization			1,553
Interest expense			2,191
Other expenses, net			171
Loss before income tax expense			$(1,662)
(a) Other net revenues and other cost of revenue includes all international operations that were sold in 2024 that did not qualify for discontinued operation presentation.

There were no inter-segment sales for 2025 or 2024.

	December 31,
(in thousands)	2025	2024
Assets:
United States	$38,482	$53,767
Canada	5,577	2,664
Total assets	$44,059	$56,431

Geographic Data

	Year Ended December 31,
	2025		2024
(in thousands)		% of consolidated net revenue		% of consolidated net revenue
Net revenue:
United States	$122,053	89.7%	$117,507	71.8%
Canada	14,051	10.3%	14,305	8.7%
South Africa	-	-	8,277	5.1%
Mexico	-	-	12,235	7.5%
China	-	-	2,698	1.6%
Japan	-	-	3,778	2.3%
India	-	-	4,829	3.0%
Total net revenue	$136,104	100.0%	$163,629	100.0%

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands)	2025	2024
Numerator:
Net loss attributable to SPAR Group, Inc.	$(24,626)	$(3,150)

Denominator:
Shares used in basic net loss per share calculation	23,619	23,555
Effect of diluted securities:
Stock options and unvested restricted shares	–	–
Shares used in diluted net loss per share calculations	23,619	23,555

Basic loss per common share attributable to SPAR Group, Inc.	($1.04)	($0.13)
Diluted loss per common share attributable to SPAR Group, Inc.	($1.04)	($0.13)

The Company excluded 21,000 stock options and 32,000 RSUs from the computation of diluted net loss per share for the year ended December 31, 2025 because including them would have had an anti-dilutive effect. The Company excluded 103,000 stock options and 71,000 RSUs from the computation of consolidated diluted net loss per share for the year ended December 31, 2024 because including them would have had an anti-dilutive effect.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14. Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Year Ended	Year Ended
Lease Costs	Classification	December 31, 2025	December 31, 2024
Operating lease cost	Selling, General and Administrative Expense	$827	$545
Short-term lease cost	Selling, General and Administrative Expense	24	370
Total lease cost		$851	$915

The following includes supplemental information for the periods presented (in thousands):

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Operating cash flows from operating leases	$476	$545

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$4,715	$-

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

	December 31, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$4,861	$630
Liabilities:
Current portion of operating lease liabilities	643	276
Non-current portion of operating lease liabilities	4,395	353
Total operating lease liabilities	$5,038	$629

Weighted average remaining lease term - operating leases (in years)	5.58	2.64
Weighted average discount rate - operating leases	8.5%	7.7%

The following table summarizes the maturities of lease liabilities as of December 31, 2025 (in thousands):

For the Year Ended December 31,	Amount
2026	$1,084
2027	1,201
2028	1,039
2029	950
2030	977
Thereafter	1,094
Total future operating lease liability	$6,345
Less: present value discount	(1,307)
Present value of operating lease liabilities	$5,038

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Subsequent Events

Unsecured Loan Agreement and Share Grant

On March 13, 2026, the Company entered into a $4,000,000 unsecured loan agreement (the "Loan") with PC Group, Inc (“PC Group”). The Loan bears interest at a fixed rate of 8% per annum, with interest-only payments required monthly for a term of 36 months.

The Loan provides for a staggered funding schedule as follows:

●	Initial Drawdown: $3,000,000 was drawn by the Company on March 16, 2026.
●	Additional Drawdown: The remaining $1,000,000 is available for drawdown in July 2026.

In connection with the Loan, the Company granted PC Group 1,000,000 shares of the Company’s common stock at a deemed value of $0.80 per share, totaling $800,000. Under the terms of the agreement, this $800,000 deemed value will be applied as a reduction to the final principal payoff amount due at the end of the 36-month term.

The Company has evaluated all subsequent events through March 31, 2026, the date the consolidated financial statements were available to be issued, noting no additional events occurring subsequent to December 31, 2025, that require consideration as adjustments to or disclosures in the consolidated financial statement.