Form 10-Q
period 2026-03-31
SPAR Group, Inc.
filed 2026-05-12
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2026

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

As of May 5, 2026, the Registrant had 25,129,991 shares of common stock, par value $0.01 per share, outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025

Net revenues	$30,518	$34,041
Cost of revenue	23,706	26,766
Gross profit	6,812	7,275
Selling, general and administrative expense	6,199	5,872
Restructuring costs and severance	245	-
Depreciation and amortization	410	367
Operating (loss) income	(42)	1,036
Interest expense	499	469
Other income, net	(16)	(9)
(Loss) income before income tax expense	(525)	576
Income tax expense	28	114
Net (loss) income	$(553)	$462

Basic (loss) earnings per common share	$(0.02)	$0.02
Diluted (loss) earnings per common share	$(0.02)	$0.02
Weighted-average common shares outstanding – basic	24,130	23,450
Weighted-average common shares outstanding – diluted	24,130	23,552

Net (loss) income	$(553)	$462
Other comprehensive (loss) income
Foreign currency translation adjustments	(10)	(89)
Comprehensive (loss) income	$(563)	$373

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$4,310	$3,262
Accounts receivable, net	33,877	27,006
Prepaid expenses and other current assets	589	1,168
Total current assets	38,776	31,436
Property and equipment, net	3,843	3,601
Operating lease right-of-use assets, net	4,381	4,861
Goodwill	856	856
Intangible assets, net	675	709
Deferred income taxes	13	18
Other assets	2,483	2,578
Total assets	$51,027	$44,059
Liabilities and equity
Current liabilities:
Accounts payable	$6,507	$9,342
Accrued expenses and other current liabilities	9,770	5,576
Customer incentives and deposits	3,871	1,221
Lines of credit	22,938	20,442
Current portion of long-term debt	500	500
Current portion of operating lease liabilities	636	643
Total current liabilities	44,222	37,724
Operating lease liabilities, net of current portion	3,991	4,395
Deferred income taxes	32	34
Long-term debt, net of current portion	2,723	1,284
Total liabilities	50,968	43,437
Commitments and contingencies – See Note 4
Equity:
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 24,129,991 shares issued and outstanding as of March 31, 2026 and December 31, 2025	241	241
Treasury stock, at cost, 632,485 shares as of March 31, 2026 and December 31, 2025	(1,047)	(1,047)
Additional paid-in capital	19,749	19,749
Accumulated other comprehensive loss	(1,164)	(1,154)
Retained deficit	(17,720)	(17,167)
Total equity	59	622
Total liabilities and equity	$51,027	$44,059

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Deficit	Stockholders’ Equity
Balance at January 1, 2026	24,129	$241	632	$(1,047)	$19,749	$(1,154)	$(17,167)	$622
Other comprehensive loss	-	-	-	-	-	(10)	-	(10)
Net loss	-	-	-	-	-	-	(553)	(553)
Balance at March 31, 2026	24,129	$241	632	$(1,047)	$19,749	$(1,164)	$(17,720)	$59

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Stockholders’ Equity
Balance at January 1, 2025	23,449	$234	1,205	$(2,075)	$19,886	$(1,198)	$7,459	$24,306
Share-based compensation expense	-	-	-	-	27	-	-	27
Other comprehensive loss	-	-	-	-	-	(89)	-	(89)
Net income	-	-	-	-	-	-	462	462
Balance at March 31, 2025	23,449	$234	1,205	$(2,075)	$19,913	$(1,287)	$7,921	$24,706

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(553)	$462
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	410	382
Amortization of operating lease right-of-use assets	118	92
Amortization of debt issuance cost	39	-
Deferred income tax expense	-	102
Share-based compensation expense	-	27
Changes in operating assets and liabilities:
Accounts receivable, net	(6,897)	(11,929)
Prepaid expenses and other current assets	674	108
Accounts payable	(2,720)	5,071
Operating lease liabilities	(151)	(185)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	5,162	1,826
Net cash used in operating activities	(3,918)	(4,044)

Cash flows from investing activities
Purchases of property and equipment and capitalized software	(503)	(525)
Net cash used in investing activities	(503)	(525)

Cash flows from financing activities
Borrowings under line of credit	31,508	31,553
Repayments under line of credit	(28,991)	(27,263)
Proceeds from long term debt	3,000	-
Net cash provided by financing activities	5,517	4,290

Effect of foreign exchange rate changes on cash and cash equivalents	(48)	-
Net change in cash and cash equivalents	1,048	(279)
Cash and cash equivalents at beginning of period	3,262	18,221
Cash and cash equivalents at end of period	4,310	17,942

Supplemental disclosure of cash flows information:
Cash paid for interest	$434	$429
Cash paid for income taxes	$10	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the Business

SPAR Group, Inc. ("SGRP" or the "Corporation"), and its subsidiaries (and SGRP together with its subsidiaries may be referred to as ("SPAR Group", the "Company", "SPAR", "We", or "Our") is a global merchandising and brand marketing services company, providing a broad range of services to retailers, consumer goods manufacturers and distributors around the world.

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the 2025 Annual Report on Form 10-K that was filed with the SEC on March 31, 2026, the ("2025 Annual Report"). Certain Items in the 2025 Annual Report cross-reference and incorporate by reference indicated parts of the Corporation's Proxy Statement on Schedule DEF 14A for its 2026 Annual Stockholders Meeting the ("2026 Proxy Statement"), which was filed with the SEC on April 30, 2026.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2026, consolidated results of operations and comprehensive (loss) income for the three months ended  March 31, 2026 and 2025, and consolidated cash flows for the three months ended  March 31, 2026 and 2025. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2026.

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

In  November 2025, the Company appointed a new CEO, William Linnane. During the fourth quarter of 2025, revised internal reporting began to be provided to and reviewed by the CODM. The Company provides similar merchandising, marketing, and business services in the United States of America ("U.S.") and Canada, and the CODM now reviews financial information by two geographic components: (i) U.S. and (ii) Canada, for purposes of allocating resources and assessing performance. As a result, beginning in the fourth quarter of 2025, the Company determined that it has two reportable segments: U.S. and Canada. For the first three quarters of 2025, the previous CODM managed all business activities on a consolidated basis, and as a result, the Company had one reportable segment. Segment information for the three months ended March 31, 2025 has been recast to reflect this reportable segment structure.

Deferred Taxes

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

Based on the evaluation of positive and negative evidence, the Company determined that it is more likely than not that its deferred tax assets will not be realized as of December 31, 2025.  Accordingly, a valuation allowance of $7.6 million, related principally to deferred tax assets for net operating losses ("NOLs"), disallowed interest expense, and tax credits that are uncertain as to realizability. As of  March 31, 2026, the facts have not changed, and a valuation allowance is still appropriate. The Company will continue to monitor its operating results and evaluate the need for and amount of the valuation allowance for each reporting period.

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

Supplemental Balance Sheet Information

	March 31,	December 31,
Accounts receivable, net, consists of the following:	2026	2025
(in thousands)
Trade	$22,501	$17,774
Unbilled	11,023	8,841
Non-trade	353	391
Gross accounts receivable	33,877	27,006
Less allowance for credit losses	-	-
Accounts receivable, net	$33,877	$27,006

	March 31,	December 31,
Activity in allowance for credit losses	2026	2025
(in thousands)
Balance in allowance for credit losses as of January 1	$-	$411
Write-offs charged against the allowance	-	(411)
Ending balance in allowance for credit losses	$-	$-

	March 31,	December 31,
Property and equipment consist of the following:	2026	2025
(in thousands)
Equipment	$3,146	$3,904
Furniture and fixtures	897	1,027
Leasehold improvements	538	538
Capitalized internal use software costs	21,524	21,329
Capitalized software in development	186	92
Gross property and equipment	26,291	26,890
Less accumulated depreciation and amortization	(22,448)	(23,289)
Property and equipment, net	$3,843	$3,601

	March 31,	December 31,
Intangible assets consist of the following:	2026	2025
(in thousands)
Trade names	$900	$900
Patents	870	870
Gross intangible assets	1,770	1,770
Less accumulated amortization	(1,095)	(1,061)
Intangible assets, net	$675	$709

The remaining amortization for each of the following years succeeding December 31, 2026 is summarized as follows: (in thousands)
Year	Amount
2026	$99
2027	36
2028	36
2029	36
2030	36
Thereafter	432
Total	$675

	March 31,	December 31,
Accrued expenses and other current liabilities:	2026	2025
(in thousands)
Taxes payable	$3,501	$1,607
Accrued salaries and wages	3,045	1,905
Accrued third party labor	106	198
Other	3,118	1,866
Accrued expenses and other current liabilities	$9,770	$5,576

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

The fair value of the long-term portion of the PC Group Unsecured Loan is determined using a discounted cash flow methodology. Under this approach, the expected future cash flows of the notes are discounted to their present value using a discount rate derived from observable market data, such as current interest rates or yield curves for similar instruments. This valuation technique utilizes inputs classified as Level 2 under the ASC 820 fair value hierarchy. Accordingly, the carrying amount of the long-term portion of the Unsecured Loan approximates its fair value, as it represents the present value of the notes’ future cash flows. The Company measures certain financial liabilities at fair value on a recurring basis, including the contingent cash settlement feature associated with the Unsecured Loan. The fair value of this liability is determined using a valuation model that incorporates significant unobservable inputs, including expected future stock price performance, volatility assumptions, and probability-weighted settlement scenarios. As such, this liability, which was determined to be effective as of April 2026, based on the issuance of common shares, is classified within Level 3 of the fair value hierarchy. Changes in the fair value of this liability will be recognized in earnings in the period in which they occur.

Restructuring costs and severance

Restructuring costs and severance include severance costs paid in connection with the reorganization of the Company's executive team and expenses related to the move of the Company's headquarters to Charlotte, NC.  For the three months ended  March 31, 2026 the Company recognized expense of $0.2 million.  The costs are presented separately on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

On  October 9, 2025, the NM Loan Parties and NM executed and delivered an Eighth Modification Agreement, effective immediately (the "Eight Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to and extend the NM Credit Facility from   October 9, 2025 to   October 10, 2027, to increase the amount of the US Revolving Credit Facility to $30.0 million, and increase the Canada Revolving Credit Facility to $6.0 million. In addition, the Eight Modification Agreement increased the cap on unbilled accounts in the borrowing base for SMF to $15.0 million from $7.0 million and increased the cap on eligible unbilled accounts in the Canadian Borrower's borrowing base to $2.0 million (from the prior cap of CDN$800,000). The Eighth Modification Agreement also converted the balance, availability and other measurements to USD from CAD and modified the minimum interest charges payable under the Canadian Revolving Credit Facility, which are now based on a minimum outstanding balance of $1.0 million (increased from $0.5 million).

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

As of  March 31, 2026, the aggregate interest rate was 8.00% per annum and the aggregate outstanding loan balance was approximately $22.9 million, which is included within lines of credit in the condensed consolidated balance sheets. The aggregate outstanding loan balance is divided between the US Revolving Credit Facility and the Canada Revolving Credit Facility as follows: (i) the outstanding loan balance under the US Revolving Credit Facility was approximately $21.1 million; and (ii) the outstanding loan balance under the Canada Revolving Credit Facility was approximately $1.8 million.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each of the NM Borrowers and imposes limits on all of the NM Loan Parties on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of  March 31, 2026. The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties.

Summary of the Company’s lines of credit (dollars in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	March 31, 2026	March 31, 2026	December 31, 2025	December 31, 2025
USA / Canada North Mill Capital	8.00%	$22,938	8.00%	$20,442
Total		$22,938		$20,442

Resource Plus – Seller Notes

On  April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3.0 million in annual payments over a five-year period. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for three years post-closing and specific mutual releases were provided.  As of March 31, 2026, the Company had a principal balance of $2.0 million owed for this Promissory Note, which is included within long-term debt, net of current portion and current portion of long-term debt in the condensed consolidated balance sheets.

PC Group - Unsecured Loan Agreement and Share Grant

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

In connection with the Loan, the Company granted PC Group 1,000,000 shares of the Company’s common stock on April 10, 2026 (the "Equity Consideration") at a deemed value of $0.80 per share, for an aggregate deemed value of $800,000. Pursuant to the terms of the agreement, the aggregate deemed value of the Equity Consideration will be applied as a reduction to the final principal payment due upon maturity of the Loan at the end of the 36-month term.

The Equity Consideration also includes an equity price protection provision pursuant to which, if the Company issues or sells shares of its common stock, securities convertible into common stock, at a price per share below the deemed value of $0.80 per share during the 36-month term, the Company will pay PC Group, an amount in cash equal to the difference in value within 30 days of such issuance. Any cash settlement amounts paid during the term of the Loan will adjust the final loan payment due at maturity, such that the aggregate amount owed under the arrangement remains at $4,000,000.

Summary of the Company’s Unsecured Debt (dollars in thousands):

	Interest Rate	Balance	Interest Rate	Balance
	as of	as of	as of	as of
	March 31, 2026	March 31, 2026	December 31, 2025	December 31, 2025
Unsecured Debt:
USA - PC Group Unsecured Loan	8.00%	$3,000	-	$-
USA - Resource Plus Seller Notes	4.30%	2,000	4.30%	2,000
Total unsecured debt		5,000		2,000
Less: unamortized discount
USA - PC Group Unsecured Loan		(1,576)		-
USA - Resource Plus Seller Notes		(201)		(216)
Total debt		3,223		1,784
Less: current portion of long-term debt
USA - Resource Plus Seller Notes		(500)		(500)
Total long-term debt, net of current portion		$2,723		$1,284

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	March 31,	December 31,
	2026	2025
Unused Availability:
United States / Canada	$11,369	$13,935
Total Unused Availability	$11,369	$13,935

4.	Commitments and Contingencies

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

As of March 31, 2026, the Corporation’s certificate of incorporation authorized the Corporation to issue 47,000,000 shares of common stock, par value $0.01 per share.  The voting, dividend and liquidation rights of the holders of the Corporation's common stock are subject to and qualified by the rights, powers and preferences of the holders of the Corporation's Series B convertible preferred stock. Each share of the Corporation's common stock is entitled to one vote on all matters submitted to a vote of the Corporation's stockholders. Holders of the Corporation's common stock are entitled to receive dividends as  may be declared by the Corporation's board of directors (the "Board"), if any, subject to the preferential dividend rights of the Corporation's Series B convertible preferred stock. No cash dividends had been declared or paid during the periods presented.

6.	Preferred Stock

The Corporation’s certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share, which  may have such preferences and priorities over the Corporation’s common stock and other rights, powers and privileges as the Board  may establish in its discretion.  There is no preferred stock outstanding as of March 31, 2026.

7.	Share-Based Compensation

Stock Options

For the three months ended  March 31, 2026 and 2025, the Company recognized share-based compensation expense related to stock options of $0 and $2,237, respectively. For the three months ended  March 31, 2026 and 2025, the tax benefit available from share-based compensation expense related to stock options was $0.

Restricted Stock Units

For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expense related to restricted stock units of $0 and $24,590, respectively. For the three months ended  March 31, 2026 and 2025, the tax benefit available from share-based compensation expense related to restricted stock units was $0 and $6,148, respectively.

Phantom Stock Awards

The Corporation from time to time has awarded to its executives deferred compensation in the form of Phantom Stock Units ("PSUs"), which correspond to an equal number of shares of the Corporation's Common Stock ("SGRP Shares"). The number of PSUs received equals the dollar value of the incentive award divided by the per share market price of SGRP shares on the date of award. Each PSU represents the right of the grantee to receive cash payments based on the fair market value of SGRP Shares at the time of vesting, but not to receive SGRP Shares themselves. The number of the Grantee's PSUs will be automatically adjusted to reflect the specified events respecting the SGRP Shares as provided in the applicable Phantom Stock Agreement. The PSUs do not possess the rights of common stockholders of the Corporation, including any voting or dividend rights, and cannot be exercised or traded for SGRP Shares. Due to the cash settlement feature, the PSUs are classified as liabilities in accrued expenses and other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.

During the three months ended  March 31, 2026 and 2025, the Company recognized compensation expense of $11,969 and $52,727, respectively, related to the 2022 and 2023 Phantom Stock Awards. There are no remaining amounts owed reflected within accrued expenses and other current liabilities in the condensed consolidated balance sheets as of March 31, 2026.

8.	Related Party Transactions

Domestic Related Party Transactions

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

Other Related Party Transactions and Arrangements

On April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a five-year period. $0.3 million was paid within the five business days of closing, and the remaining $2.7 million will be paid pursuant to a Secured Promissory Note. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for three years post-closing and specific mutual releases were provided. The purchase was closed and completed on  May 1, 2024. As of March 31, 2026, $1.0 million has been paid and the remaining $2.0 million Promissory Note is outstanding and is included within long-term debt, net of current portion and current portion of long-term debt in the condensed consolidated balance sheets.

On  December 1, 2021, the Company entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc., which later became Qantm Creative (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of former President and Chief Executive Officer, Michael R. Matacunas. Mr. Matacunas is also a minority owner of the Agent. The service fees paid to Qantm Creative for the three months ended March 31, 2025, was $229,000. The Company cancelled this agreement in  November 2025.

9.	Segment Information

The Company has two reportable segments: (i) U.S. and (ii) Canada. These operating segments, which also form the Company's reportable segments, are identified in accordance with the changes in the CODM internal review of financial results and the CODM uses this information to evaluate the Company's performance and allocate resources.

The CODM assesses performance of the segments based on gross profit. The CODM uses gross profit to develop the annual operating plan and regular forecasting process. Additionally, the CODM considers budget-to-actual variances for this measure on a quarterly basis as well as segment-specific forecasting when making decisions about the allocation of operating and capital resources to each segment.

	Three Months Ended March 31, 2026
	US	Canada	Total

Net revenues	$27,262	$3,256	$30,518
Cost of revenue	21,276	2,430	23,706
Segment gross profit	5,986	826	6,812

Reconciling items (income) expense:
Selling, general, and administrative expense			6,199
Restructuring costs and severance			245
Depreciation and amortization			410
Interest expense			499
Other income, net			(16)
Loss before income tax expense			$(525)

	Three Months Ended March 31, 2025
	US	Canada	Total

Net revenues	$30,876	$3,165	$34,041
Cost of revenue	24,694	2,072	26,766
Segment gross profit	6,182	1,093	7,275

Reconciling items (income) expense:
Selling, general, and administrative expense			5,872
Depreciation and amortization			367
Interest expense			469
Other income, net			(9)
Income before income tax expense			$576

Long-lived assets of the Company as of the periods presented were (in thousands):

	March 31,	December 31,
	2026	2025
Assets:
United States	$46,267	$38,482
Canada	4,760	5,577
Total assets	$51,027	$44,059

Geographic Data (dollars in thousands)

	Three Months Ended March 31,
	2026		2025
		% of		% of
	Net	consolidated	Net	consolidated
	Revenues	net revenue	Revenues	net revenue
United States	$27,262	89.3%	$30,876	90.7%
Canada	3,256	10.7%	3,165	9.3%
Total net revenue	$30,518	100.0%	$34,041	100.0%

10.	Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented (in thousands):

		Three Months Ended
		March 31,
Lease Costs	Classification	2026	2025
Operating lease cost	Selling, general and administrative expense	$340	$72
Short-term lease cost	Selling, general and administrative expense	1	62
Total lease cost		$341	$134

The following includes supplemental information for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Operating cash flows from operating leases	$118	$92

Right-of-use assets obtained in exchange for lease obligations
Operating lease	$-	$-

Balance sheet information related to leases consisted of the following as of the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$4,381	$4,861
Liabilities:
Current portion of operating lease liabilities	636	643
Non-current portion of operating lease liabilities	3,991	4,395
Total Operating lease liabilities	$4,627	$5,038

Weighted average remaining lease term - operating leases (in years)	5.65	5.58
Weighted average discount rate - operating leases	8.5%	8.5%

The following table summarizes the maturities of lease liabilities as of March 31, 2026 (in thousands):

Period Ending December 31,	Amount
2026	$722
2027	1,000
2028	988
2029	947
Thereafter	2,152
Total Lease payments	5,809
Less: imputed interest	(1,182)
Total	$4,627

11.	Earnings Per Share

The following table sets forth the computations of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net (loss) income	$(553)	$462

Denominator:
Shares used in basic net income per share calculation	24,130	23,450
Effect of diluted securities:
Stock options and unvested restricted shares	-	102
Shares used in diluted net income per share calculations	24,130	23,552

Basic (loss) earnings per common share	$(0.02)	$0.02
Diluted (loss) earnings per common share	$(0.02)	$0.02

The Company excluded 3,851 stock options from the computation of diluted new loss per share for the three months ended March 31, 2026 because including them would have had an anti-dilutive effect.

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation",) and its subsidiaries (SGRP together with its subsidiaries may be referred to as "SPAR Group" or the "Company"). There also are forward-looking statements contained in: (a) SGRP's 2025 Annual Report on Form 10-K for the year ended December 31, 2025 the ("2025 Annual Report"), which was filed with the Securities and Exchange Commission the ("SEC") on March 31, 2026; (b) the Corporation's Proxy Statement on Schedule DEF 14A for its 2026 Annual Stockholders Meeting, the ("2026 Proxy Statement"), which was filed with the SEC on April 30, 2026; and (c) SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the 2025 Annual Report, and the 2026 Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended the ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

Readers can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as "may," "will," "expect," "intend," "believe," "estimate," "anticipate," "continue," "plan," "project," or the negative of these terms or other similar expressions also identify forward-looking statements. Forward-looking statements made by the Company in this Quarterly Report and the Annual Report may include (without limitation) statements regarding: risks, uncertainties, cautions, circumstances and other factors ("Risks").  Those Risks include (without limitation): the costs and effects of changing the Company's principal independent registered accounting firm; satisfying Nasdaq's required minimum market value of listed securities, minimum net income from continuing operations or minimum market price in a timely fashion; potential or continued revenue growth, gross margin expansion, and continued favorable shift in service mix from remodeling toward merchandising services; continued and new long-standing relationships with retailers, distributors and makers of consumer goods; successful results from merchandising partnerships and relationships with other companies, borrowing, repaying or guarantying the Company's recent unsecured loans or paying interest thereon; issuing the shares of the Corporation's 'Common Stock; the departure in 2025 of various of the Corporation's executives previously reported and the agreements made with them; potential non-compliance with applicable Nasdaq rules regarding minimum bid prices, the filing of periodic financial reports, director independence, holding annual meetings, or other rules; the impact of the Company's strategic review process or any resulting action or inaction; the impact of selling certain of the Company's subsidiaries; the impact of adding new directors or new finance team members; the potential negative effects of any stock repurchase and/or payment; the potential continuing negative effects of the COVID pandemic on the Company's business; the Company's potential non-compliance with applicable Nasdaq director independence, bid price or other rules; the Company's cash flow or financial condition; plans, intentions, expectations, guidance or other information respecting the pursuit or achievement of the Company's corporate objectives; and or any resulting impact on revenues, earnings, cash or financial condition resulting from our related to any such Risk. The Company's forward-looking statements also include (without limitation) statements made (as applicable) in this Quarterly Report and in the 2025 Annual Report in "Business", "Risk Factors", "Cybersecurity", "Legal Proceedings", "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Controls and Procedures", "Directors, Executive Officers and Corporate Governance", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", and "Certain Relationships and Related Transactions, and Director Independence".

You should carefully review and consider the Corporation's forward-looking statements (including all Risks and other cautions and uncertainties) and other information made, contained, noted or referenced in or incorporated by reference into this Current Report, but you should not place undue reliance on any of them. The results, actions, levels of activity, performance, achievements or condition of the Company (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, indebtedness, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation, vendors, or other achievement, results, risks, trends or condition) and other events and circumstances planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "Expectations"), and our forward-looking statements (including all Risks) and other information reflect the Corporation's current views about future events and circumstances. Although the Corporation believes those Expectations and views are reasonable, the results, actions, levels of activity, performance, achievements or condition of the Company or other events and circumstances may differ materially from our Expectations and views, and they cannot be assured or guaranteed by the Corporation, since they are subject to Risks and other assumptions, changes in circumstances and unpredictable events (many of which are beyond the Corporation's control). In addition, new Risks arise from time to time, and it is impossible for the Corporation to predict these matters or how they may arise or affect the Company. Accordingly, the Corporation cannot assure you that its Expectations will be achieved in whole or in part, that it has identified all potential Risks, or that it can successfully avoid or mitigate such Risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Corporation's common stock.

These forward-looking statements reflect the Corporation's Expectations, views, Risks and assumptions only as of the date hereof, and the Corporation does not intend, assume any obligation, or promise to publicly update or revise any forward-looking statements (including any Risks or Expectations) or other information (in whole or in part), whether as a result of new information, new or worsening Risks or uncertainties, changed circumstances, future events, recognition, or otherwise.

SPAR Group, Inc. and Subsidiaries

Overview of Our Business

SPAR Group is a leading merchandising and brand marketing services company, providing a broad range of sales enhancing services to retailers across most classes of trade and consumer goods manufacturers, distributors, and retailers in the United States ("U.S.") and Canada. The Company’s goal is to be the most creative, energizing and effective retail services company that drives sales, margins and operating efficiency for our clients.

As of March 31, 2026, the Company operated in the U.S. and Canada.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
●	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
●	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Consolidated net (loss) income	$(553)	$462
Depreciation and amortization	410	367
Interest expense	499	469
Income tax expense	28	114
Subtotal of Adjustments to Consolidated Net Income	937	950
Consolidated EBITDA	$384	$1,412
Share based compensation	-	27
Restructuring costs and severance	245	-
Other one time expenses	(9)	57
Legal costs/settlements - non-recurring	117	-
Adjusted EBITDA	$737	$1,496

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of Net revenues for the periods indicated (dollars in thousands):

For the three months ended March 31, 2026, compared to the three months ended March 31, 2025

	Three Months Ended March 31,
	2026		2025
Net revenues	$30,518	100.0%	$34,041	100.0%
Cost of revenue	23,706	77.7	26,766	78.6
Gross profit	6,812	22.3	7,275	21.4
Selling, general and administrative expense	6,199	20.3	5,872	17.2
Restructuring costs and severance	245	0.8	-	-
Depreciation and amortization	410	1.3	367	1.1
Operating (loss) income	(42)	(0.1)	1,036	3.0
Interest expense	499	1.6	469	1.4
Other income, net	(16)	(0.1)	(9)	-
(Loss) income before income tax benefit	(525)	(1.7)	576	1.7
Income tax expense	28	0.1	114	0.3
Net (loss) income	$(553)	(1.8)%	$462	1.4%

Net Revenues

Net revenues for three months ended March 31, 2026 were $30.5 million, compared to $34.0 million for the three months ended March 31, 2025, a decrease of $3.5 million, or 10.3%. Net revenues decreased during the quarter primarily due to lower volume in the remodel business.

U.S. net revenues totaled $27.2 million and $30.8 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $3.4 million or 11.7% is driven by a soft quarter in our remodel business.

Canada net revenues totaled $3.3 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 77.7% of net revenue for the three months ended March 31, 2026 compared to 78.6% of net revenues for the three months ended March 31, 2025.

Cost of revenues for the three months ended March 31, 2026 were $23.7 million, compared to $26.8 million for the three months ended March 31, 2025.  The decrease is in line with the reduction of revenue and driven by the mix of services in the U.S.

U.S. cost of revenues totaled $21.3 million and $24.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $3.2 million is in line with the reduction of revenue and driven by the mix of services in the U.S.

Canada cost of revenues totaled $2.4 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $6.2 million, or 20.3% of net revenue, and approximately $5.9 million, or 17.2% of net revenue for the three months ended March 31, 2026 and 2025, respectively. The increase in selling, general and administrative expenses was primarily due to higher expenses related to legal and accounting services as a result of timing, subscription expenses related to the enterprise resource planning system that went live in early 2025 and increased consulting fees.

U.S. SG&A expenses totaled $5.7 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively.

Canada SG&A expenses totaled $0.5 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

Restructuring Costs and Severance

Restructuring costs and severance include severance costs paid in connection with the reorganization of the Company's executive team and expenses related to the move of the Company's headquarters to Charlotte, NC.  For the three months ended March 31, 2026 the Company recognized expense of $0.2 million.

Depreciation and Amortization

For the three months ended March 31, 2026 and 2025, depreciation and amortization was approximately $0.4 million and $0.4 million, respectively.

Interest Expense

For the three months ended March 31, 2026 and 2025, interest expense was approximately $0.5 million and $0.5 million, respectively.

Other Income, Net

For the three months ended March 31, 2026 and 2025, other income, net was immaterial.

Income Tax Expense (Benefit)

For the three months ended March 31, 2026 income tax expense was $28 thousand with an effective rate of (5.3%), compared to expense of $114 thousand with an effective rate of 19.8% for the three months ended March 31, 2025. The first quarter 2026 effective tax rate differs from the statutory rate of 21% mostly due to permanent differences and a recording of a valuation allowance on deferred tax assets to the extent the Company believes that these assets are more likely than not to be realized.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Critical Accounting Estimates section of the MD&A in the 2025 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2026.

Liquidity and Capital Resources

Funding Requirements

Cash from operations could be affected by various risks and uncertainties, including, but not limited to risks detailed in the section titled "Risk Factors" included elsewhere in our 2025 Annual Report. The Company believes that based upon the continuation of the Company's existing credit facilities (for which the Company closed on a two year extension from its lender in October 2025), projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing working capital and capital expenditure requirements over the next 12 months. However, delays in collection of receivables due from any of the Company's major clients, a significant reduction in business from such clients, or a negative economic downturn, could have a material adverse effect on the Company's business, cash resources, and ongoing ability to fund operations.

The Company is a party to various domestic and international credit facilities. These various domestic and international credit facilities require compliance with their respective financial covenants. See Note 3 to the Company's unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows for the For the Three months ended March 31, 2026 and 2025

Net cash used in operating activities was $3.9 million compared to $4.0 million used in operating activities for the three months ended March 31, 2026 and 2025, respectively. The immaterial change was primarily due to the decrease in accounts receivable which correlates to the decrease in revenue period over period, offset by the decrease in accounts payable.

Net cash used in investing activities was approximately $0.5 million compared to $0.5 million used in investing activities for the three months ended March 31, 2026 and 2025, respectively.

Net cash provided by financing activities was approximately $5.5 million compared to $4.3 million provided by financing activities for the three months ended March 31, 2026 and 2025, respectively. This was primarily due to proceeds from the PC Group unsecured note during the three months ended March 31, 2026, offset by changes in the net borrowings under the line of credit.

Reflecting the impact of foreign exchange rate changes on the activity above resulted in a decrease in cash and cash equivalents for the three months ended March 31, 2026 and 2025 of approximately $(48) thousand and $0 thousand, respectively.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2025 Annual Report on Form 10-K for the year ended December 31, 2025, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q for the three months ended March 31, 2026.

There have been no material changes in the Company's risk factors since the 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

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

Date: May 12, 2026	SPAR Group, Inc., Registrant

By: /s/ Steven Hennen
Steven Hennen Chief Financial Officer, Treasurer and Secretary