Form 10-Q
period 2026-06-30
SPAR Group, Inc.
filed 2026-08-13
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended June 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SGRP	OTCQB

As of August 6, 2026, the Registrant had 28,398,560 shares of common stock, par value $0.01 per share, outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenue	$36,906	$38,629	$67,424	$72,671
Cost of revenue	28,497	29,567	52,203	56,333
Gross profit	8,409	9,062	15,221	16,338

Operating expenses:
Selling, general and administrative expense	6,767	7,934	12,966	13,807
Restructuring costs and severance	-	-	245	-
Depreciation and amortization	433	413	843	780
Total operating expenses	7,200	8,347	14,054	14,587

Operating income	1,209	715	1,167	1,751

Interest expense, net	642	589	1,141	1,058
Other expense (income), net	46	7	30	(2)
Income (loss) before income tax expense	521	119	(4)	695
Provision for income taxes	112	120	140	234
Net income (loss)	$409	$(1)	$(144)	$461

Earnings (loss) per share:
Basic	$0.02	$(0.00)	$(0.01)	$0.02
Diluted	$0.02	$(0.00)	$(0.01)	$0.02

Weighted-average shares outstanding:
Basic	26,240	23,470	25,191	23,460
Diluted	26,242	23,499	25,191	23,532

Net income (loss)	$409	$(1)	$(144)	$461
Other comprehensive income (loss):
Foreign currency translation adjustments	(139)	160	(149)	71
Total comprehensive income (loss)	$270	$159	$(293)	$532

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,947	$3,262
Accounts receivable, net	35,198	27,006
Prepaid expenses and other current assets	2,493	1,168
Total current assets	40,638	31,436

Property and equipment, net	4,070	3,601
Operating lease right-of-use assets, net	4,212	4,861
Goodwill	856	856
Intangible assets, net	642	709
Deferred income taxes	-	18
Other assets	2,546	2,578
Total Assets	$52,964	$44,059

Liabilities and Equity
Current liabilities:
Accounts payable	$5,040	$9,342
Accrued expenses and other current liabilities	6,046	5,576
Customer incentives and deposits	3,068	1,221
Lines of credit	26,723	20,442
Current portion of long-term debt	500	500
Current portion of operating lease liabilities	646	643
Total current liabilities	42,023	37,724

Operating lease liabilities, net of current portion	3,820	4,395
Deferred income taxes	24	34
Embedded derivative liability	287	-
Long-term debt, net of current portion	3,576	1,284
Total Liabilities	49,730	43,437

Commitments and contingencies – See Note 4

Equity
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 28,398,560 and 24,129,991 shares issued and outstanding as of June 30, 2026 and December 31, 2025	284	241
Treasury stock, at cost, 554,485 and 632,485 shares as of June 30, 2026 and December 31, 2025	(907)	(1,047)
Additional paid-in capital	22,471	19,749
Accumulated other comprehensive loss	(1,303)	(1,154)
Retained deficit	(17,311)	(17,167)
Total Equity	3,234	622
Total Liabilities and Equity	$52,964	$44,059

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2026	24,129	$241	632	$(1,047)	$19,749	$(1,154)	$(17,167)	$622
Other comprehensive loss	-	-	-	-	-	(10)	-	(10)
Net loss	-	-	-	-	-	-	(553)	(553)
Balance at March 31, 2026	24,129	$241	632	$(1,047)	$19,749	$(1,164)	$(17,720)	$59
Issuance of shares for restricted stock units	4,191	42	-	-	2,813	-	-	2,855
Sale of treasury shares	78	1	(78)	140	(91)	-	-	50
Other comprehensive loss	-	-	-	-	-	(139)	-	(139)
Net income	-	-	-	-	-	-	409	409
Balance at June 30, 2026	28,398	$284	554	$(907)	$22,471	$(1,303)	$(17,311)	$3,234

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at January 1, 2025	23,449	$234	1,205	$(2,075)	$19,886	$(1,198)	$7,459	$24,306
Share-based compensation expense	-	-	-	-	27	-	-	27
Other comprehensive loss	-	-	-	-	-	(89)	-	(89)
Net income	-	-	-	-	-	-	462	462
Balance at March 31, 2025	23,449	$234	1,205	$(2,075)	$19,913	$(1,287)	$7,921	$24,706
Share-based compensation	-	-	-	-	27	-	-	27
Issuance of shares for restricted stock units	40	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	160	-	160
Net loss	-	-	-	-	-	-	(1)	(1)
Balance at June 30, 2025	23,489	$234	-	$-	$19,940	$(1,127)	$7,920	$24,892

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(144)	$461
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	843	811
Amortization of operating lease right-of-use assets	348	174
Amortization of discount on notes payable	109	-
Bad debt expense, net of recoveries	95	-
Deferred income tax expense	140	204
Share-based compensation expense	-	54
Changes in operating assets and liabilities:
Accounts receivable, net	(8,515)	(19,012)
Prepaid expenses and other current assets	495	754
Accounts payable	(4,298)	1,859
Operating lease liabilities	(189)	(272)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	2,414	3,067
Net cash used in operating activities	(8,702)	(11,900)

Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(1,035)	(959)
Net cash used in investing activities	(1,035)	(959)

Cash flows from financing activities:
Borrowings under line of credit	69,124	69,136
Repayments under line of credit	(62,737)	(60,589)
Proceeds from the sale of treasury shares	50	-
Proceeds from long term debt	3,000	-
Net cash provided by financing activities	9,437	8,547

Effect of foreign exchange rate changes on cash and cash equivalents	(15)	20
Net change in cash and cash equivalents	(315)	(4,292)
Cash and cash equivalents at beginning of period	3,262	18,221
Cash and cash equivalents at end of period	$2,947	$13,929

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,221	$982
Cash paid for income taxes	$10	$-

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

Recent Developments

On March 29, 2026, the Company entered into an amendment with ReposiTrak, Inc. (“TRAK”), an affiliate of PC Group, Inc (“PC Group”) (the “Amendment”), to that certain Services Agreement, dated March 13, 2026 (the “Agreement”), entered into and between the Company and TRAK. Under the terms of the Agreement, the Company agreed to provide certain services to the Company related to (i) data analytics and internal reporting of the Company’s merchandising services that support consumer brands and retailers; (ii) out-of-stocks verification and remediation; (iii) scanned based trading merchandising; (iv) merchandising route optimization; (v) IT and technical optimization; and (v) consulting and training (together, the “Services”) for a one-year term beginning March 13, 2026 with an aggregate contract value of $2,325,000. In accordance with the terms of the Agreement, the Company was to pay TRAK in cash for the Services provided thereunder.

Under the terms of the Amendment, TRAK had the option to elect to receive payment for the Services in cash, shares of common stock of the Company, or a combination thereof. Any issuance of common stock pursuant to the Amendment was valued based upon the volume weighted average price (“VWAP”) of common stock for the five trading days immediately preceding the applicable issuance date.

On May 29, 2026, TRAK elected to receive payment of the outstanding balance owed to TRAK under the Amendment in shares of common stock, resulting in the issuance by the Company to the TRAK of 3,190,569 shares of common stock at a deemed value of $0.728710119 per share, in consideration of the payment of $2,325,000 otherwise payable to TRAK under the terms of the Agreement.

Effective June 1, 2026, the Company and TRAK entered into a further IT & Development Services Agreement for a term beginning on June 1, 2026 through May 31, 2027 (“IT Agreement”).  Under the terms of the IT Agreement, TRAK will (i) develop, configure, and implement the TRAK application framework to support the functional capabilities of the SPAR View; (ii) evaluate the SPAR View application and define the technical approach for migrating its functionality to the upgraded platform; (iii) access the capabilities, skills, and organizational fit of current IT and development personnel; (iv) review SPAR’s existing IT organization, systems and processes; and (v) provide recommendations regarding SPAR’s technology architecture, staffing and suggest operational improvements (together, “IT Services”).  The consideration to be paid for the IT Services is $151,500 per month.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2026, consolidated results of operations and comprehensive income (loss) for the six months ended  June 30, 2026 and 2025, and consolidated cash flows for the six months ended  June 30, 2026 and 2025. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the six months ended June 30, 2026 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2026.

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

In  November 2025, the Company appointed a new CEO, William Linnane. During the fourth quarter of 2025, revised internal reporting began to be provided to and reviewed by the CODM. The Company provides similar merchandising, marketing, and business services in the United States of America ("U.S.") and Canada, and the CODM now reviews financial information by two geographic components: (i) U.S. and (ii) Canada, for purposes of allocating resources and assessing performance. As a result, beginning in the fourth quarter of 2025, the Company determined that it has two reportable segments: U.S. and Canada. For the first three quarters of 2025, the previous CODM managed all business activities on a consolidated basis, and as a result, the Company had one reportable segment. Segment information for the six months ended June 30, 2025 has been recast to reflect this reportable segment structure.

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

Based on the evaluation of positive and negative evidence, the Company determined that it is more likely than not that its deferred tax assets will not be realized as of December 31, 2025.  Accordingly, a valuation allowance of $7.6 million, related principally to deferred tax assets for net operating losses ("NOLs"), disallowed interest expense, and tax credits that are uncertain as to realizability. As of  June 30, 2026, the facts have not changed, and a valuation allowance is still appropriate. The Company will continue to monitor its operating results and evaluate the need for and amount of the valuation allowance for each reporting period.

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

Supplemental Balance Sheet Information

Accounts receivable, net consists of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accounts Receivable, Net:
Trade	$20,707	$17,774
Unbilled	13,617	8,841
Non-trade	874	391
Gross accounts receivable	35,198	27,006
Less: allowance for credit losses	-	-
Total accounts receivable, net	$35,198	$27,006

Property and equipment, net consists of the following:

(in thousands)	June 30, 2026	December 31, 2025
Property and Equipment, Net:
Equipment	$356	$3,904
Furniture and fixtures	448	1,027
Leasehold improvements	225	538
Capitalized internal use software costs	21,640	21,329
Capitalized software in development	582	92
Gross property and equipment	23,251	26,890
Less: accumulated depreciation and amortization	(19,181)	(23,289)
Total property and equipment, net	$4,070	$3,601

Intangible assets, net consists of the following:

(in thousands)	June 30, 2026	December 31, 2025
Intangible Assets, Net:
Trade names	$900	$900
Patents	870	870
Gross intangible assets	1,770	1,770
Less: accumulated amortization	(1,128)	(1,061)
Total intangible assets, net	$642	$709

The remaining amortization for each of the following years succeeding December 31, 2026 is summarized as follows:

(in thousands)	Amount
Year
2026	$66
2027	36
2028	36
2029	36
2030	36
Thereafter	432
Total	$642

Accrued expenses and other current liabilities consists of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued Expenses and Other Current Liabilities:
Taxes payable	$1,914	$1,607
Accrued salaries and wages	1,913	1,905
Accrued third party labor	233	198
Other	1,986	1,866
Total accrued expenses and other current liabilities	$6,046	$5,576

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

The fair value of the Company's lines of credit approximates the carrying value reflected on the condensed consolidated balance sheets, due to their short-term nature.

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

The fair value of the long-term portion of the PC Group Unsecured Loan is determined using a Monte Carlo simulation model due to the complex nature of the conversion and price protection provisions contained in the financing agreement. This model utilizes multiple simulated paths of the Company's stock price over the expected term of the instrument and incorporates assumptions for stock price volatility, risk-free interest rates, expected term, and other contractual features. The model calculates the probability-weighted present value of expected future cash flows under a large number of simulated scenarios. The resulting fair value estimate reflects the average outcome of these simulations and represents management's estimate of the amount that would be received or paid in an orderly transaction between market participants at the measurement date. As such, this liability, which was determined to be effective as of April 2026, based on the issuance of common shares, is classified within Level 3 of the fair value hierarchy. Changes in the fair value of this liability will be recognized in earnings in the period in which they occur.

Restructuring Costs and Severance

Restructuring costs and severance include severance costs paid in connection with the reorganization of the Company's executive team and expenses related to the move of the Company's headquarters to Charlotte, NC.  For the three and six months ended June 30, 2026, the Company recognized expense of $0 million and $0.2 million, respectively. No restructuring expense was recognized in 2025.  The costs are presented separately on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

On  October 9, 2025, the NM Loan Parties and NM executed and delivered an Eighth Modification Agreement, effective immediately (the "Eight Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to and extend the NM Credit Facility from   October 9, 2025 to   October 10, 2027, to increase the amount of the US Revolving Credit Facility to $30.0 million and increase the Canada Revolving Credit Facility to $6.0 million. In addition, the Eight Modification Agreement increased the cap on unbilled accounts in the borrowing base for SMF to $15.0 million from $7.0 million and increased the cap on eligible unbilled accounts in the Canadian Borrower's borrowing base to $2.0 million (from the prior cap of CDN$800,000). The Eighth Modification Agreement also converted the balance, availability and other measurements to USD from CAD and modified the minimum interest charges payable under the Canadian Revolving Credit Facility, which are now based on a minimum outstanding balance of $1.0 million (increased from $0.5 million).

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

The Restated US Note and Restated Canadian Note (together, the "NM Notes") and the NM Loan Agreement together require the NM Borrowers to pay interest on the loans thereunder equal to: (i) the Prime Rate designated from time to time by Wells Fargo Bank; plus (ii) one and nine-tenths percentage points (1.90%) or an aggregate minimum of 6.75% per annum. In addition, the NM Borrowers are paying a facility fee to NM in an amount equal to: (i) for the year commencing on  October 10, 2024, approximately 0.80% of the sum of (i) the prior year’s “Benchmark Advance Amount” plus (ii) any additional advances outside the US Revolving Credit Facility.  This facility fee is payable in twelve equal monthly installments during the contract year. Further, an incremental facility fee of $15,000 is assessed upon the first occurrence that the outstanding balance under the US Revolving Credit Facility exceeds the prior year’s Benchmark Advance Amount by each $1.0 million increment, up to the applicable maximum advance limit. The “Benchmark Advance Amount” is defined as the highest daily balance under the US Revolving Credit Facility during the immediately preceding contract year.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each of the NM Borrowers and imposes limits on all of the NM Loan Parties on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of  June 30, 2026. The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties.

Summary of the Company’s Lines of Credit:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Interest Rate	Balance	Interest Rate	Balance
Lines of Credit:
United States	8.00%	$23,771	8.00%	$17,350
Canada	8.00%	2,952	8.00%	3,092
Total lines of credit		$26,723		$20,442

Resource Plus – Seller Notes

On  April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3.0 million in annual payments over a five-year period. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for three years post-closing and specific mutual releases were provided.  As of June 30, 2026, the Company had a principal balance of $2.0 million owed for this Promissory Note, which is included within long-term debt, net of current portion and current portion of long-term debt in the condensed consolidated balance sheets.

PC Group - Unsecured Loan Agreement, Services Agreement and Share Grant

On  March 13, 2026, the Company entered into a $4.0 million unsecured loan agreement (the "Loan") with PC Group. The Loan bears interest at a fixed rate of 8% per annum, with interest-only payments required monthly for a term of 36 months.

The Loan provides for a staggered funding schedule as follows:

●	Initial Drawdown: $3.0 million was drawn by the Company on March 16, 2026.
●	Additional Drawdown: $1.0 million was drawn by the Company on July 15, 2026.

In connection with the Loan, the Company issued 1,000,000 shares of the Company’s common stock to PC Group on April 10, 2026 (the "Equity Consideration") at a deemed value of $0.80 per share, for an aggregate value of $0.8 million. The aggregate deemed value of the Equity Consideration will be applied as a reduction to the final principal payment due upon maturity of the Loan at the end of the 36-month term.

The Equity Consideration also includes an equity price protection provision pursuant to which, if the Company issues or sells shares of its common stock, securities convertible into common stock, at a price per share below the deemed value of $0.80 per share during the 36-month term, the Company will pay PC Group, an amount in cash equal to the difference in value within 30 days of such issuance. Any cash settlement amounts paid during the term of the Loan will adjust the final loan payment due at maturity, such that the aggregate amount owed under the arrangement remains at $4.0 million.

The Company evaluated the equity price protection provision and determined that it meets the criteria to be accounted for as an embedded derivative liability. Accordingly, the fair value of the embedded derivative was bifurcated from the debt instrument and is recognized as a derivative liability on the Company's condensed consolidated balance sheets. The derivative liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. Refer to Note 12 – Fair Value Measurements for additional information regarding the valuation of the embedded derivative liability.

On March 29, 2026, the Company entered into an amendment with TRAK, an affiliate of PC Group (the “Amendment”), to that certain Services Agreement dated March 13, 2026 (the “Agreement”) entered into and between the Company and TRAK. Under the terms of the Agreement, the Company agreed to provide certain services to the Company related to (i) data analytics and internal reporting of the Company’s merchandising services that support consumer brands and retailers; (ii) out-of-stocks verification and remediation; (iii) scanned based trading merchandising; (iv) merchandising route optimization; (v) IT and technical optimization; and (v) consulting and training (together, the “Services”) for a one-year term beginning March 13, 2026, with an aggregate contract value of $2,325,000. In accordance with the terms of the Agreement, the Company was to pay TRAK in cash for the Services provided thereunder.

Under the terms of the Amendment, TRAK had the option to elect to receive payment for the Services in cash, shares of common stock of the Company, or a combination thereof. Any issuance of common stock pursuant to the Amendment was valued based upon the volume weighted average price (“VWAP”) of common stock for the five trading days immediately preceding the applicable issuance date.

On May 29, 2026, TRAK elected to receive payment of the outstanding balance owed to TRAK under the Amendment in shares of common stock, resulting in the issuance by the Company to the TRAK of 3,190,569 shares of common stock at a deemed value of $0.728710119 per share, in consideration of the payment of $2,325,000 otherwise payable to TRAK under the terms of the Agreement.

Effective June 1, 2026, the Company and TRAK entered into a further IT & Development Services Agreement for a term beginning on June 1, 2026 through May 31, 2027 (“IT Agreement”). The consideration to be paid to TRAK by the Company under the terms of the IT Agreement is $151,500 per month during the term of the IT Agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results from Operations – Overview of our Business – Recent Developments” for a description of the services to be provided under the IT Agreement.

Summary of the Company’s Unsecured Debt:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Interest Rate	Balance	Interest Rate	Balance
Unsecured Debt:
USA - PC Group Unsecured Loan	8.00%	$3,000	-	$-
USA - Resource Plus Seller Notes	4.30%	2,000	4.30%	2,000
Total unsecured debt		5,000		2,000

Less: unamortized discount
USA - PC Group Unsecured Loan		(739)		-
USA - Resource Plus Seller Notes		(185)		(216)
Total discount		4,076		1,784

Less: current portion of long-term debt
USA - Resource Plus Seller Notes		(500)		(500)
Total long-term debt, net of current portion		$3,576		$1,284

Summary of Unused Company Credit and Other Debt Facilities:

(in thousands)	June 30, 2026	December 31, 2025
Unused Availability:
United States	$6,229	$12,650
Canada	1,269	1,285
Total Unused Availability	$7,498	$13,935

4.	Commitments and Contingencies

Legal Matters

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, resolution of these matters is not anticipated to have a material adverse effect on the Company or its estimated or desired affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition. “Part II, Item 1. Legal Proceedings” for disclosure regarding legal proceedings commenced subsequent to the end of the fiscal quarter covered by this Quarterly Report.

5.	Common Stock

As of June 30, 2026, the Corporation’s certificate of incorporation authorized the Corporation to issue 47,000,000 shares of common stock, par value $0.01 per share.  The voting, dividend and liquidation rights of the holders of the Corporation's common stock are subject to and qualified by the rights, powers and preferences of the holders of the Corporation's Series B convertible preferred stock. Each share of the Corporation's common stock is entitled to one vote on all matters submitted to a vote of the Corporation's stockholders. Holders of the Corporation's common stock are entitled to receive dividends as  may be declared by the Corporation's board of directors (the "Board"), if any, subject to the preferential dividend rights of the Corporation's Series B convertible preferred stock. No cash dividends had been declared or paid during the periods presented.

6.	Preferred Stock

The Corporation’s certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share, which  may have such preferences and priorities over the Corporation’s common stock and other rights, powers and privileges as the Board  may establish in its discretion.  There is no preferred stock outstanding as of June 30, 2026.

7.	Share-Based Compensation

Stock Options

For the three months ended June 30, 2026 and 2025, the Company recognized no share-based compensation expense related to stock options. For the six months ended  June 30, 2026 and 2025, the Company recognized share-based compensation expense related to stock options of $0 and $2,237, respectively. For the three and six months ended  June 30, 2026 and 2025, the tax benefit available from share-based compensation expense related to stock options was $0.

Restricted Stock Units

For the three months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense related to restricted stock units of $0 and $24,590, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense related to restricted stock units of $0 and $49,667, respectively. For the three months ended  June 30, 2026 and 2025, the tax benefit available from share-based compensation expense related to restricted stock units was $0 and $6,148, respectively. For the six months ended  June 30, 2026 and 2025, the tax benefit available from share-based compensation expense related to restricted stock units was $0 and $12,417, respectively.

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

The Company recognized no expense for the six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company recognized compensation expense of $413,574 and $466,301, respectively, related to the 2022 and 2023 Phantom Stock Awards. There are no remaining amounts owed reflected within accrued expenses and other current liabilities in the condensed consolidated balance sheets as of June 30, 2026.

8.	Related Party Transactions

Domestic Related Party Transactions

PC Group Unsecured Loan Agreement and Share Grant

PC Group is controlled by TRAK, a significant shareholder of the Company. During the period, the Company issued a Loan and shares of common stock, and entered into a Services Agreement. For further details regarding the Loan and Services Agreement, see Note 3 - Debt and Note 12 - Fair Value Measurements.

Willliam H. Bartels Independent Contractor Agreement

On  October 1, 2025, the Company entered into an Independent Contractor Agreement with Mr. William H. Bartels (the "Bartels Consulting Agreement”), following his retirement from the Board. Mr. Bartels’ Consulting Agreement provides for monthly payments of $10,000 and expires on  December 31, 2026, but  may be extended by the parties in writing in their discretion. Under the Bartels Consulting Agreement, Mr. Bartels will provide consulting services from time to time at the request of the Company’s executive management or the Chairman of the Board.  This agreement was terminated on July 28, 2026.

Other Related Party Transactions and Arrangements

On April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a five-year period. $0.3 million was paid within the five business days of closing, and the remaining $2.7 million will be paid pursuant to a Secured Promissory Note. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for three years post-closing and specific mutual releases were provided. The purchase was closed and completed on  May 1, 2024. As of June 30, 2026, $1.0 million has been paid and the remaining $2.0 million Promissory Note is outstanding and is included within long-term debt, net of current portion and current portion of long-term debt in the condensed consolidated balance sheets.

On  December 1, 2021, the Company entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc., which later became Qantm Creative (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of former President and Chief Executive Officer, Michael R. Matacunas. Mr. Matacunas is also a minority owner of the Agent. The service fees paid to Qantm Creative for the six months ended June 30, 2025 was $229,000. The Company cancelled this agreement in  November 2025.

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

	Three Months Ended June 30, 2026
(in thousands)	US	Canada	Total
Net revenue	$32,506	$4,400	$36,906
Cost of revenue	25,124	3,373	28,497
Segment gross profit	7,382	1,027	8,409

Reconciling items (income) expense:
Selling, general and administrative expense			6,767
Depreciation and amortization			433
Interest expense, net			642
Other expense, net			46
Income before income tax expense			$521

	Three Months Ended June 30, 2025
(in thousands)	US	Canada	Total
Net revenue	$35,258	$3,371	$38,629
Cost of revenue	27,047	2,520	29,567
Segment gross profit	8,211	851	9,062

Reconciling items (income) expense:
Selling, general and administrative expense			7,934
Depreciation and amortization			413
Interest expense, net			589
Other expense, net			7
Income before income tax expense			$119

	Six Months Ended June 30, 2026
(in thousands)	US	Canada	Total
Net revenue	$59,768	$7,656	$67,424
Cost of revenue	46,400	5,803	52,203
Segment gross profit	13,368	1,853	15,221

Reconciling items (income) expense:
Selling, general and administrative expense			12,966
Restructuring costs and severance			245
Depreciation and amortization			843
Interest expense, net			1,141
Other expense, net			30
Loss before income tax expense			$(4)

	Six Months Ended June 30, 2025
(in thousands)	US	Canada	Total
Net revenue	$66,135	$6,536	$72,671
Cost of revenue	51,741	4,592	56,333
Segment gross profit	14,394	1,944	16,338

Reconciling items (income) expense:
Selling, general and administrative expense			13,807
Depreciation and amortization			780
Interest expense, net			1,058
Other income, net			(2)
Income before income tax expense			$695

Long-lived assets of the Company as of the periods presented were:

(in thousands)	June 30, 2026	December 31, 2025
Assets:
United States	$47,204	$38,482
Canada	5,760	5,577
Total assets	$52,964	$44,059

Geographic Data

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net Revenue:
United States	$32,506	$35,258	$59,768	$66,135
Canada	4,400	3,371	7,656	6,536
Total net revenue	$36,906	$38,629	$67,424	$72,671

10.	Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Lease Expense:
Operating lease expense	$173	$57	$513	$269
Short-term lease expense	7	272	8	299
Total lease expense	$180	$329	$521	$568

The following includes supplemental information for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Supplemental Cash Flow Information:
Operating cash flows used from operating leases	$230	$82	$348	$174
Operating lease assets obtained in exchange for lease obligations	-	-	-	-

Balance sheet information related to leases consisted of the following as of the periods presented:

(in thousands)	June 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$4,212	$4,861

Liabilities:
Current portion of operating lease liabilities	646	643
Non-current portion of operating lease liabilities	3,820	4,395
Total operating lease liabilities	$4,466	$5,038

Weighted-average remaining lease term - operating leases (in years)	5.43	5.58
Weighted-average discount rate - operating leases	8.5%	8.5%

The following table summarizes the maturities of lease liabilities as of June 30, 2026:

(in thousands)	Amount
Fiscal Year:
2026	$717
2027	995
2028	984
2029	948
Thereafter	2,152
Total	5,796
Less: imputed interest	(1,330)
Present value of net future minimum lease payments	$4,466

11.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share)	2026	2025	2026	2025
Numerator:
Net income (loss)	$409	$(1)	$(144)	$461

Denominator:
Weighted-average basic shares outstanding	26,240	23,470	25,191	23,460
Effect of dilutive share-based awards	2	29	-	72
Weighted-average dilutive shares outstanding	26,242	23,499	25,191	23,532

Basic earnings (loss) per share	$0.02	$-	$(0.01)	$0.02
Diluted earnings (loss) per share	$0.02	$-	$(0.01)	$0.02

The Company excluded 2,748 stock options and unvested restricted shares from the computation of diluted net loss per share for the six months ended June 30, 2026, and 28,565 for the three months ended June 30, 2025, because including them would have had an anti-dilutive effect.

12.	Fair Value Measurements

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

Recurring Fair Value Measurements

The Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, by level within the fair value hierarchy as follows:

	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded derivative	$-	$-	$287	$287
Total liability	$-	$-	$287	$287

December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded derivative	$-	$-	$-	$-
Total liability	$-	$-	$-	$-

Summary of Level 3 Input Changes

A summary of changes to those fair value measures using Level 3 inputs is as follows:

(in thousands)	Embedded Derivative Liabilities
Balance at December 31, 2025	$-
Initial recognition	287
Change in fair value recognized in earnings	-
Balance as June 30, 2026	$287

Significant Assumptions

The valuation mythology and key assumptions used to fair value the embedded derivative is as follows:

Level 3
Monte Carlo:
Closing Stock Price	$0.74
Equivalent term (years)	3.0
Expected volatility	65.0%
Risk -free rate	3.61%

13.	Subsequent Events

At the end of the fiscal quarter covered by this Report, on June 5, 2026, a purported shareholder derivative action was filed against certain of the Company's current and former directors and officers, naming the Company as a nominal defendant, in the Delaware Court of Chancery on behalf of the Company (“Complaint”). The Complaint was filed by Robert G. Brown, who purports to be a shareholder of the Company (“Brown”).  Brown subsequently filed an amended Complaint on July 24, 2026.  The amended Complaint asserts claims against certain current and former directors and officers of the Company, and generally alleges breach of fiduciary duty, unjust enrichment, and requests for declaratory and equitable relief relating to allegedly void or voidable Board actions. Neither the Company nor the individual defendants have filed a responsive pleading to the amended Complaint.

Separately, on July 30, 2026, Brown filed an arbitration action against the Company, seeking to enforce a Settlement Agreement and Release dated as of May 1, 2026 (“Settlement Agreement”), which resolved a prior arbitration between Brown and the Company. As part of that settlement, the Company agreed to cooperate with Brown’s effort to convert certain shares held by Spar Business Services, Inc. to book-entry form and to facilitate the registration of such shares. The Company has refused to approve such transfer, asserting that Brown breached and repudiated both the Change-in-Control Agreement, dated January 28, 2022, and the Settlement Agreement by filing his stockholder derivative suit, which releases the Company from any further obligations under the Settlement Agreement. Brown seeks an order compelling the Company to specifically perform its obligations under the Settlement Agreement and awarding Brown damages for the Company’s alleged failure to do so.

The Company believes there is no merit to the allegations asserted by Brown, and intends to defend the actions vigorously, and to assert certain counterclaims in its response to the Complaint, and in arbitration.   Because these matters are in their preliminary stages, the Company is unable to predict their outcome or estimate a range of any reasonably possible loss, if any, and no assurance can be given that these matters will not have a material adverse effect on the Company's business, financial condition, or results of operations.

Separately, on July 30, 2026, Brown filed an arbitration action against the Company (the “Arbitration”), seeking to enforce a Settlement Agreement and Release dated as of May 1, 2026 (“Settlement Agreement”), which resolved a prior arbitration between Brown and the Company. As part of that settlement, the Company agreed to cooperate with Brown’s effort to convert certain shares held by Spar Business Services, Inc. to book-entry form and to facilitate the registration of such shares. The Company has refused to approve such transfer, asserting that Brown breached and repudiated both the Change-in-Control Agreement, dated January 28, 2022 (“CIC Agreement”), and the Settlement Agreement by filing the Complaint, which releases the Company from any further obligations under the Settlement Agreement. Brown seeks an order compelling the Company to specifically perform its obligations under the Settlement Agreement and awarding Brown damages for the Company’s alleged failure to do so.

On August 7, 2026, the Company filed its answer to Brown’s demand for Arbitration, asserted affirmative defenses and requested judgment in the Company’s favor on all counts related to Brown’s demand for Arbitration. The Company also asserted certain counterclaims, including for damages related to, among other counterclaims, (i) for breach of the CIC Agreement and the Settlement Agreement; (ii) breach of the implied covenant of good faith and fair dealing; and (iii) disgorgement of short-swing profits under Section 16(b) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”). The Company also seeks declarations that the Brown has repudiated the Settlement Agreement and the CIC Agreement. In its answer, the Company requests damages for, among other damages, (u) Brown’s breaches of the CIC Agreement and the Settlement Agreement; (v) restitution of all amounts paid to Brown under the Settlement Agreement; (w) all costs and expenses in defending both Complaint and the Arbitration; (x) all consequential and incidental damages proximately caused by Brown’s breaches of the CIC Agreement and Settlement Agreement; (y) specific performance of Brown’s obligations under the CIC Agreement and the Settlement Agreement; and (z) disgorgement of all short-swing profits realized by Brown as required under the Exchange Act.

The Company believes there is no merit to the allegations asserted by Brown, and intends to vigorously defend the actions, and vigorously pursue its counterclaims in its response to the Complaint, and in Arbitration.   Because these matters are in their preliminary stages, the Company is unable to predict their outcome or estimate a range of any reasonably possible loss or recovery, if any, and no assurance can be given that these matters will not have a material adverse effect on the Company's business, financial condition, or results of operations.

The Company has evaluated this matter in accordance with ASC 855, Subsequent Events, and has concluded that it is a non-recognized subsequent event, as the underlying conduct predates the balance sheet date but the triggering event (the filing) occurred afterward, and no adjustment to the condensed consolidated financial statements as of June 30, 2026 is required as a result. The Company believes there is no merit to the allegations asserted by Brown, and intends to vigorously defend the actions, and to vigorously pursue its counterclaims in its response to the Complaint, and in Arbitration

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

As of June 30, 2026, the Company operated in the U.S. and Canada.

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

Recent Developments

On March 29, 2026, the Company entered into an amendment with ReposiTrak, Inc., an affiliate of PC Group (the “TRAK”) (the “Amendment”), to that certain Services Agreement dated March 13, 2026 (the “Agreement”) entered into and between the Company and TRAK. Under the terms of the Agreement, the Company agreed to provide certain services to the Company related to (i) data analytics and internal reporting of the Company’s merchandising services that support consumer brands and retailers; (ii) out-of-stocks verification and remediation; (iii) scanned based trading merchandising; (iv) merchandising route optimization; (v) IT and technical optimization; and (v) consulting and training (together, the “Services”) for a one-year term beginning March 13, 2026 with an aggregate contract value of $2,325,000. In accordance with the terms of the Agreement, the Company was to pay TRAK in cash for the Services provided thereunder.

Under the terms of the Amendment, TRAK had the option to elect to receive payment for the Services in cash, shares of common stock of the Company, or a combination thereof. Any issuance of common stock pursuant to the Amendment was valued based upon the volume weighted average price (“VWAP”) of common stock for the five trading days immediately preceding the applicable issuance date.

On May 29, 2026, TRAK elected to receive payment of the outstanding balance owed to TRAK under the Amendment in shares of common stock, resulting in the issuance by the Company to the TRAK of 3,190,569 shares of common stock at a deemed value of $0.728710119 per share, in consideration of the payment of $2,325,000 otherwise payable to TRAK under the terms of the Agreement.

Effective June 1, 2026, the Company and TRAK entered into a further IT & Development Services Agreement for a term beginning on June 1, 2026 through May 31, 2027 (“IT Agreement”).  Under the terms of the IT Agreement, TRAK will (i) develop, configure, and implement the TRAK application framework to support the functional capabilities of the SPAR View; (ii) evaluate the SPAR View application and define the technical approach for migrating its functionality to the upgraded platform; (iii) access the capabilities, skills, and organizational fit of current IT and development personnel; (iv) review SPAR’s existing IT organization, systems and processes; and (v) provide recommendations regarding SPAR’s technology architecture, staffing and suggest operational improvements (together, “IT Services”).  The consideration to be paid for the IT Services is $151,500 per month.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA is a non-GAAP measure of our operating performance and should not be considered as an alternative to net income as a measure of financial performance or any other performance measure derived in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). "EBITDA" is defined as net income before (i) depreciation and amortization, (ii) interest expense, net, and (iii) income tax expense. "Adjusted EBITDA" is defined as net income (loss) before (i) depreciation and amortization of long-lived assets, (ii) interest expense (iii) income tax expense, (iv) restructuring expenses, (v) impairment, (vi) nonrecurring legal settlement costs and associated legal expenses unrelated to the Company's core operations, (vii) special items as determined by management, and (viii) review of strategic alternatives, which includes primarily legal, consulting, and investment bank fees. This metric is a supplemental measure of our operating performance that is neither required by, nor presented in accordance with, U.S. GAAP.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
●	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
●	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$409	$(1)	$(144)	$461
Add back:
Depreciation and amortization	433	413	843	780
Interest expense, net	642	589	1,141	1,058
Provision for income taxes	112	120	140	234
Subtotal of add backs to net income (loss)	1,187	1,122	2,124	2,072

EBITDA	$1,596	$1,121	$1,980	$2,533

Adjustments:
Share based compensation	-	27	-	54
Restructuring costs and severance	-	-	245	-
Other one time expenses	341	151	340	208
Legal costs/settlements - non-recurring	202	14	319	14
Total adjustments	543	192	904	276
	-	-	-	-
Adjusted EBITDA	$2,139	$1,313	$2,884	$2,809

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of Net revenues for the periods indicated:

For the three months ended June 30, 2026, compared to the three months ended June 30, 2025

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Net revenue	$36,906	$38,629	$(1,723)	(4.5%)
Cost of revenue	28,497	29,567	(1,070)	(3.6%)
Gross profit	8,409	9,062	(653)	(7.2%)

Operating expenses:
Selling, general and administrative expense	6,767	7,934	(1,167)	(14.7%)
Depreciation and amortization	433	413	20	4.8%
Total operating expenses	7,200	8,347	(1,147)	(13.7%)

Operating income	1,209	715	494	69.1%

Interest expense, net	642	589	53	9.0%
Other expense, net	46	7	39	NM
Income before income tax expense	521	119	402	NM
Provision for income taxes	112	120	(8)	(6.7%)
Net income (loss)	$409	$(1)	$410	NM

Percent of net revenue:
Gross profit	22.8%	23.5%
Selling, general and administrative expense	18.3%	20.5%
Depreciation and amortization	1.2%	1.1%
Total operating expenses	19.5%	21.6%

Net Revenues

Net revenues for three months ended June 30, 2026 were $36.9 million, compared to $38.6 million for the three months ended June 30, 2025, a decrease of $1.7 million, or 4.5%. Net revenues decreased during the quarter primarily due to lower volume in the remodel business.

U.S. net revenues totaled $32.5 million and $35.2 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $2.7 million or 7.7% is driven by a soft quarter in our remodel business.

Canada net revenues totaled $4.4 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $1.0 million or 29.4% is driven by the merchandising business.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 77.2% of net revenue for the three months ended June 30, 2026 compared to 76.7% of net revenues for the three months ended June 30, 2025.

Cost of revenues for the three months ended June 30, 2026 were $28.5 million, compared to $29.6 million for the three months ended June 30, 2025.  The decrease is in line with the reduction of revenue and driven by the mix of services in the U.S. partially offset by a reduction in the field management expenses.

U.S. cost of revenues totaled $25.1 million and $27.1 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $2.0 million is in line with the reduction of revenue and driven by the mix of services in the U.S. partially offset by a reduction in the field management expenses.

Canada cost of revenues totaled $3.4 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $0.9 million is driven by the increased revenue for the quarter along with a mix in services.

Selling, General and Administrative Expense

Selling, general and administrative expense ("SG&A") of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expense was approximately $6.8 million, or 18.3% of net revenue, and approximately $7.9 million, or 20.5% of net revenue for the three months ended June 30, 2026 and 2025, respectively. The decrease in selling, general and administrative expense was primarily due to cost savings measures that have been implemented.

U.S. SG&A expense totaled $6.2 million and $7.1 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $0.9 million was primarily driven by lower compensation costs and lower consulting expenses.

Canada SG&A expense totaled $0.6 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was driven by lower compensation costs.

Restructuring Costs and Severance

Restructuring costs and severance include severance costs paid in connection with the reorganization of the Company's executive team and expenses related to the move of the Company's headquarters to Charlotte, NC.  For the three months ended June 30, 2026 the Company recognized no expense.

Depreciation and Amortization

For the three months ended June 30, 2026 and 2025, depreciation and amortization was approximately $0.4 million and $0.4 million, respectively.

Interest Expense, Net

For the three months ended June 30, 2026 and 2025, interest expense was approximately $0.6 million and $0.6 million, respectively.

Other Expense, Net

For the three months ended June 30, 2026 and 2025, other expense, net was immaterial.

Provision for Income Taxes

For the three months ended June 30, 2026 income tax expense was $0.1 million with an effective rate of 21.5%, compared to expense of $0.1 million with an effective rate of 100.8% for the three months ended June 30, 2025.

For the six months ended June 30, 2026, compared to the six months ended June 30, 2025

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Net revenue	$67,424	$72,671	$(5,247)	(7.2%)
Cost of revenue	52,203	56,333	(4,130)	(7.3%)
Gross profit	15,221	16,338	(1,117)	(6.8%)

Operating expenses:
Selling, general and administrative expense	12,966	13,807	(841)	(6.1%)
Restructuring costs and severance	245	-	245	NM
Depreciation and amortization	843	780	63	8.1%
Total operating expenses	14,054	14,587	(533)	(3.7%)

Operating income	1,167	1,751	(584)	(33.4%)

Interest expense, net	1,141	1,058	83	7.8%
Other expense (income), net	30	(2)	32	NM
(Loss) income before tax expense	(4)	695	(699)	NM
Provision for income taxes	140	234	(94)	(40.2%)
Net (loss) income	$(144)	$461	$(605)	NM

Percent of net revenue:
Gross profit	22.6%	22.5%
Selling, general and administrative expense	19.2%	19.0%
Restructuring costs and severance	0.4%	0.0%
Depreciation and amortization	1.3%	1.1%
Total operating expenses	20.8%	20.1%

Net Revenues

Net revenues for six months ended June 30, 2026 were $67.4 million, compared to $72.7 million for the six months ended June 30, 2025, a decrease of $ 5.3 million, or 7.2%. Net revenues decreased primarily due to lower volume in the remodel business.

U.S. net revenues totaled $59.7 million and $66.2 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $6.5 million or 9.8% is driven by a soft quarter in our remodel business.

Canada net revenues totaled $7.7 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $1.2 million or 18.5% is driven by the merchandising business.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 77.4% of net revenue for the six months ended June 30, 2026 compared to 77.4% of net revenues for the six months ended June 30, 2025.

Cost of revenues for the six months ended June 30, 2026 were $52.2 million, compared to $56.3 million for the six months ended June 30, 2025.  The decrease is in line with the reduction of revenue and driven by the mix of services in the U.S.

U.S. cost of revenues totaled $46.4 million and $51.7 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $5.3 million is in line with the reduction of revenue and driven by the mix of services in the U.S. partially offset by a reduction in the field management expenses.

Canada cost of revenues totaled $5.8 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $1.2 million is driven by the increased revenue for the quarter along with a mix of services.

Selling, General and Administrative Expense

Selling, general and administrative expense ("SG&A") of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expense was approximately $13.0 million, or 19.2% of net revenue, and approximately $13.8 million, or 19.0% of net revenue for the six months ended June 30, 2026 and 2025, respectively. The decrease in selling, general and administrative expense was primarily due to cost savings measures that have been implemented.

U.S. SG&A expense totaled $11.9 million and $12.2 million for the six months ended June 30, 2026 and 2025, respectively.

Canada SG&A expense totaled $1.1 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was driven by lower compensation costs.

Restructuring Costs and Severance

Restructuring costs and severance include severance costs paid in connection with the reorganization of the Company's executive team and expense related to the move of the Company's headquarters to Charlotte, NC.  For the six months ended June 30, 2026 the Company recognized expense of $0.2 million.  The Company incurred no restructuring charges for the six months ended June 30, 2026.

Depreciation and Amortization

For the six months ended June 30, 2026 and 2025, depreciation and amortization was approximately $0.8 million and $0.8 million, respectively.

Interest Expense, Net

For the six months ended June 30, 2026 and 2025, interest expense was approximately $1.1 million and $1.1 million, respectively.

Other Expense (Income), Net

For the six months ended June 30, 2026 and 2025, other expense (income), net was immaterial.

Provision for Income Taxes

For the six months ended June 30, 2026 income tax expense was $0.1 million with an effective rate of (3,500.0%), compared to expense of $0.2 million with an effective rate of 33.7% for the six months ended June 30, 2025.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and related notes thereto. However, we believe we have used reasonable estimates and assumptions in preparing the unaudited condensed consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

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

Cash Flows for the Six months ended June 30, 2026 and 2025

Net cash used in operating activities was $8.7 million compared to $11.9 million used in operating activities for the six months ended June 30, 2026 and 2025, respectively. The change was primarily due to the decrease in accounts receivable which correlates to the decrease in revenue period over period and improved collection of outstanding customer balances, offset by the decrease in accounts payable.

Net cash used in investing activities was approximately $1.0 million compared to $1.0 million used in investing activities for the six months ended June 30, 2026 and 2025, respectively.

Net cash provided by financing activities was approximately $9.4 million compared to $8.5 million provided by financing activities for the six months ended June 30, 2026 and 2025, respectively. This was principally due to proceeds received from PC Group under the terms of an unsecured promissory note in the principal amount of $3.0M, which was offset by changes in borrowings under the Company’s line of credit.

Reflecting the impact of foreign exchange rate changes on the activity above resulted in a decrease in cash and cash equivalents for the six months ended June 30, 2026 and 2025 of approximately $15 thousand and increase of $20 thousand, respectively.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal proceedings and claims that arise in the ordinary course of business. While the outcomes of these matters cannot be predicted with certainty, management does not believe that the resolution of any currently pending ordinary course matters will have a material adverse effect on the Company's financial condition, results of operations, or cash flows, whether individually or in the aggregate.

Subsequent to the end of the fiscal quarter covered by this Quarterly Report, on June 5, 2026, a purported shareholder derivative action was filed against certain of the Company's current and former directors and officers, naming the Company as a nominal defendant, in the Delaware Court of Chancery on behalf of the Company (“Complaint”). The Complaint was filed by Robert G. Brown, who purports to be a shareholder of the Company (“Brown”).  Brown subsequently filed an amended Complaint on July 24, 2026.  The amended Complaint asserts claims against certain current and former directors and officers of the Company, and generally alleges breach of fiduciary duty, unjust enrichment, and requests for declaratory and equitable relief relating to allegedly void or voidable Board actions. Neither the Company nor the individual defendants have filed a responsive pleading to the amended Complaint.

Separately, on July 30, 2026, Brown filed an arbitration action against the Company (the “Arbitration”), seeking to enforce a Settlement Agreement and Release dated as of May 1, 2026 (“Settlement Agreement”), which resolved a prior arbitration between Brown and the Company. As part of that settlement, the Company agreed to cooperate with Brown’s effort to convert certain shares held by Spar Business Services, Inc. to book-entry form and to facilitate the registration of such shares. The Company has refused to approve such transfer, asserting that Brown breached and repudiated both the Change-in-Control Agreement, dated January 28, 2022 (“CIC Agreement”), and the Settlement Agreement by filing the Complaint, which releases the Company from any further obligations under the Settlement Agreement. Brown seeks an order compelling the Company to specifically perform its obligations under the Settlement Agreement and awarding Brown damages for the Company’s alleged failure to do so.

On August 7, 2026, the Company filed its answer to Brown’s demand for Arbitration, asserted affirmative defenses and requested judgment in the Company’s favor on all counts related to Brown’s demand for Arbitration. The Company also asserted certain counterclaims, including for damages related to, among other counterclaims, (i) for breach of the CIC Agreement and the Settlement Agreement; (ii) breach of the implied covenant of good faith and fair dealing; and (iii) disgorgement of short-swing profits under Section 16(b) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”). The Company also seeks declarations that the Brown has repudiated the Settlement Agreement and the CIC Agreement. In its answer, the Company requests damages for, among other damages, (u) Brown’s breaches of the CIC Agreement and the Settlement Agreement; (v) restitution of all amounts paid to Brown under the Settlement Agreement; (w) all costs and expenses in defending both Complaint and the Arbitration; (x) all consequential and incidental damages proximately caused by Brown’s breaches of the CIC Agreement and Settlement Agreement; (y) specific performance of Brown’s obligations under the CIC Agreement and the Settlement Agreement; and (z) disgorgement of all short-swing profits realized by Brown as required under the Exchange Act.

The Company believes there is no merit to the allegations asserted by Brown, and intends to vigorously defend the actions, and vigorously pursue its counterclaims in its response to the Complaint, and in Arbitration.   Because these matters are in their preliminary stages, the Company is unable to predict their outcome or estimate a range of any reasonably possible loss or recovery, if any, and no assurance can be given that these matters will not have a material adverse effect on the Company's business, financial condition, or results of operations.

Item 1A.	Risk Factors

Existing Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except as set forth below. The risk factor described below should be read in conjunction with the risk factors and other information disclosed in our Annual Report on Form 10-K, which are incorporated herein by reference.

We are subject to a shareholder derivative lawsuit that could result in substantial costs and a diversion of management's attention and resources.

Following the end of the fiscal quarter covered by this Quarterly Report, a purported shareholder derivative action was filed against certain of our current and former directors and officers, naming the Company as a nominal defendant, alleging breach of fiduciary duty, unjust enrichment, and requests for declaratory and equitable relief relating to allegedly void or voidable Board actions.  For additional information regarding this matter, see Part II, Item 1, "Legal Proceedings" and Note 13 - Subsequent Events, to the condensed consolidated financial statements included in this Quarterly Report. We intend to defend the action vigorously, but litigation of this nature is inherently uncertain, and we cannot predict its outcome at this stage. Regardless of the outcome, the litigation could result in substantial costs to us, including costs associated with indemnification obligations to current and former directors and officers, and could divert the attention and resources of our management and board of directors from the operation of our business. Derivative litigation of this kind may also lead to reputational harm, increased scrutiny of our corporate governance practices and public disclosures, and volatility in the trading price of our common stock. In addition, our directors' and officers' liability insurance may not be sufficient to cover the costs of defending or resolving this matter, and any amounts we are required to pay in excess of available insurance coverage, or any adverse outcome not covered by insurance, could have a material adverse effect on our business, financial condition, and results of operations. Even if we are ultimately successful in defending against this lawsuit, the process of doing so may be costly and time-consuming and may adversely affect our reputation and relationships with customers, shareholders, employees, and other stakeholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2026, the Company entered into a $4.0 million unsecured loan agreement (the "Loan") with PC Group.  In connection with the Loan, the Company granted PC Group 1,000,000 shares of the Company’s common stock on April 10, 2026 (the "Equity Consideration") at a deemed value of $0.80 per share, for an aggregate value of $0.8 million. Pursuant to the terms of the agreement, the aggregate deemed value of the Equity Consideration will be applied as a reduction to the final principal payment due upon maturity of the Loan at the end of the 36-month term.

On March 29, 2026, the Company entered into an amendment (the "Amendment") to that certain Services Agreement dated March 13, 2026 (the "Agreement"), by and between the Company and ReposiTrak, Inc., an affiliate of PC Group ("TRAK"), pursuant to which TRAK agreed to provide the Company with certain data analytics, merchandising, IT, and consulting services (the "Services") for a one-year term beginning March 13, 2026, for an aggregate contract value of $2,325,000. Pursuant to the Amendment, TRAK had the option to elect to receive payment for the Services in cash, shares of the Company's common stock, or a combination thereof, with any shares issued valued based on the volume weighted average price of the Company's common stock for the five trading days immediately preceding the applicable issuance date.

On May 29, 2026, TRAK elected to receive payment of the outstanding balance owed to it under the Amendment in shares of common stock. As a result, the Company issued 3,190,569 shares of its common stock to TRAK at a deemed price of $0.728710119 per share, in full satisfaction of the $2,325,000 owed to TRAK under the Agreement.

The issuance of the foregoing shares was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. TRAK represented that it was acquiring the shares for investment purposes only and not with a view toward distribution, and appropriate legends were affixed to the certificates representing the shares.

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

Date: August 13, 2026	SPAR Group, Inc., Registrant

By: /s/ Steven Hennen
Steven Hennen Chief Financial Officer, Treasurer and Secretary