Form 10-Q
period 2026-09-30
SPAR Group, Inc.
filed 2026-11-13
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SGRP	OTCQB

As of November 4, 2026, the Registrant had 28,398,560 shares of common stock, par value $0.01 per share, outstanding.

SPAR Group, Inc.

Index

PART I:	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	2

	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	3

	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4	Controls and Procedures	21

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Mine Safety Disclosures	23

Item 5	Other Information	23

Item 6	Exhibits	24

SIGNATURES		25

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenue	$33,544	$41,416	$100,968	$114,087
Cost of revenue	27,215	33,726	79,418	90,059
Gross profit	6,329	7,690	21,550	24,028

Operating expenses:
Selling, general and administrative expense	5,607	9,187	18,573	22,994
Restructuring costs and severance	67	4,018	312	4,018
Depreciation and amortization	423	404	1,266	1,185
Total operating expenses	6,097	13,609	20,151	28,197

Operating income (loss)	232	(5,919)	1,399	(4,169)

Interest expense, net	686	663	1,827	1,721
Other (income) expense, net	(212)	463	(182)	460
Loss before income tax expense	(242)	(7,045)	(246)	(6,350)
Provision for income taxes	(292)	1,719	(152)	1,953
Net income (loss)	$50	$(8,764)	$(94)	$(8,303)

Earnings (loss) per share:
Basic	$0.00	$(0.37)	$(0.00)	$(0.35)
Diluted	$0.00	$(0.37)	$(0.00)	$(0.35)

Weighted-average shares outstanding:
Basic	28,399	23,648	26,272	23,523
Diluted	28,400	23,696	26,272	23,567

Net income (loss)	$50	$(8,764)	$(94)	$(8,303)
Other comprehensive income (loss):
Foreign currency translation adjustments	(22)	(64)	(171)	7
Total comprehensive income (loss)	$28	$(8,828)	$(265)	$(8,296)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,696	$3,262
Accounts receivable, net	35,766	27,006
Prepaid expenses and other current assets	2,202	1,168
Total current assets	42,664	31,436

Property and equipment, net	5,272	3,601
Operating lease right-of-use assets, net	4,049	4,861
Goodwill	856	856
Intangible assets, net	609	709
Deferred income taxes	-	18
Other assets	2,532	2,578
Total Assets	$55,982	$44,059

Liabilities and Equity
Current liabilities:
Accounts payable	$5,751	$9,342
Accrued expenses and other current liabilities	9,045	5,576
Customer incentives and deposits	2,156	1,221
Lines of credit	27,500	20,442
Current portion of long-term debt	350	500
Current portion of operating lease liabilities	669	643
Total current liabilities	45,471	37,724

Operating lease liabilities, net of current portion	3,644	4,395
Deferred income taxes	22	34
Embedded derivative liability	287	-
Long-term debt, net of current portion	3,296	1,284
Total Liabilities	52,720	43,437

Commitments and contingencies – See Note 4

Equity
Common stock, $0.01 par value per share: 47,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 28,398,560 and 24,129,991 shares issued and outstanding as of September 30, 2026 and December 31, 2025	284	241
Treasury stock, at cost, 554,485 and 632,485 shares as of September 30, 2026 and December 31, 2025	(907)	(1,047)
Additional paid-in capital	22,471	19,749
Accumulated other comprehensive loss	(1,325)	(1,154)
Retained deficit	(17,261)	(17,167)
Total Equity	3,262	622
Total Liabilities and Equity	$55,982	$44,059

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2026	24,129	$241	632	$(1,047)	$19,749	$(1,154)	$(17,167)	$622
Other comprehensive loss	-	-	-	-	-	(10)	-	(10)
Net loss	-	-	-	-	-	-	(553)	(553)
Balance at March 31, 2026	24,129	$241	632	$(1,047)	$19,749	$(1,164)	$(17,720)	$59
Issuance of shares for restricted stock units	4,191	42	-	-	2,813	-	-	2,855
Sale of treasury shares	78	1	(78)	140	(91)	-	-	50
Other comprehensive loss	-	-	-	-	-	(139)	-	(139)
Net income	-	-	-	-	-	-	409	409
Balance at June 30, 2026	28,398	$284	554	$(907)	$22,471	$(1,303)	$(17,311)	$3,234
Other comprehensive loss	-	-	-	-	-	(22)	-	(22)
Net income	-	-	-	-	-	-	50	50
Balance at September 30, 2026	28,398	$284	554	$(907)	$22,471	$(1,325)	$(17,261)	$3,262

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Equity
Balance at January 1, 2025	23,449	$234	1,205	$(2,075)	$19,886	$(1,198)	$7,459	$24,306
Share-based compensation expense	-	-	-	-	27	-	-	27
Other comprehensive loss	-	-	-	-	-	(89)	-	(89)
Net income	-	-	-	-	-	-	462	462
Balance at March 31, 2025	23,449	$234	1,205	$(2,075)	$19,913	$(1,287)	$7,921	$24,706
Share-based compensation	-	-	-	-	27	-	-	27
Issuance of shares for restricted stock units	40	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	160	-	160
Net loss	-	-	-	-	-	-	(1)	(1)
Balance at June 30, 2025	23,489	$234	$1,205	$(2,075)	$19,940	$(1,127)	$7,920	$24,892
Share-based compensation	-	-	-	-	84	-	-	84
Issuance of shares for restricted stock units	68	1	-	-	-	-	-	1
Sale of treasury shares	220	2	(220)	396	42	-	-	440
Other comprehensive loss	-	-	-	-	-	(64)	-	(64)
Net loss	-	-	-	-	-	-	(8,764)	(8,764)
Balance at September 30, 2025	23,777	$237	985	$(1,679)	20,066	$(1,191)	$(844)	$16,589

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(94)	$(8,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,266	1,205
Amortization of operating lease right-of-use assets	509	253
Amortization of discount on notes payable	154	-
Bad debt expense, net of recoveries	95	-
Deferred income tax (benefit) expense	(152)	1,947
Gain on extinguishment of debt	(224)	-
Share-based compensation expense	-	138
Changes in operating assets and liabilities:
Accounts receivable, net	(9,076)	(16,368)
Prepaid expenses and other current assets	648	311
Accounts payable	(3,589)	4,590
Operating lease liabilities	(341)	(348)
Accrued expenses, other current liabilities, due to affiliates and customer incentives and deposits	3,581	613
Net cash used in operating activities	(7,223)	(15,962)

Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(1,190)	(1,534)
Net cash used in investing activities	(1,190)	(1,534)

Cash flows from financing activities:
Borrowings under line of credit	106,002	111,018
Repayments under line of credit	(98,833)	(103,354)
Proceeds from the sale of treasury shares	50	440
Proceeds from long term debt	4,000	-
Payments of long term debt	(1,350)	-
Payments of notes to seller	-	(636)
Net cash provided by financing activities	9,869	7,468

Effect of foreign exchange rate changes on cash and cash equivalents	(22)	13
Net change in cash and cash equivalents	1,434	(10,015)
Cash and cash equivalents at beginning of period	3,262	18,221
Cash and cash equivalents at end of period	$4,696	$8,206

Supplemental Disclosures:
Cash paid for interest	$1,761	$1,553
Cash paid for income taxes	397	-
Significant non-cash transactions:
Accrued capital expenditures	$756	$-
Common stock issued in exchange for prepaid services	2,325	-
Net change in right-of-use assets and lease liabilities from new leases and terminations	(359)	-
Prepaid services settled in common stock capitalized to property and equipment	630	-
Purchases of property and equipment included in accrued expenses	545	-

See accompanying notes to the unaudited condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of the Business

SPAR Group, Inc. ("SGRP" or the "Corporation"), and its subsidiaries, collectively referred to as "SPAR Group," the "Company," "We," or "Our," are the leading provider of merchandising and brand marketing services to retailers, consumer goods manufacturers, and distributors in the United States ("U.S.") and Canada.

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the 2025 Annual Report on Form 10-K that was filed with the SEC on March 31, 2026, the ("2025 Annual Report"). Certain Items in the 2025 Annual Report cross-reference and incorporate by reference indicated parts of the Company's Proxy Statement on Schedule DEF 14A for its 2026 Annual Stockholders Meeting the ("2026 Proxy Statement"), which was filed with the SEC on April 30, 2026.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2026, consolidated results of operations and comprehensive income (loss) for the three and nine months ended  September 30, 2026 and 2025, and consolidated cash flows for the nine months ended  September 30, 2026 and 2025. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the three and  nine months ended September 30, 2026 are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2026.

Principles of Consolidation

The Company consolidates its wholly owned subsidiaries, and all significant intercompany transactions have been eliminated in the unaudited condensed consolidated financial statements.

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

In  November 2025, the Company appointed a new CEO, William Linnane. During the fourth quarter of 2025, revised internal reporting began to be provided to and reviewed by the CODM. The Company provides similar merchandising, marketing, and business services in the United States of America ("U.S.") and Canada, and the CODM now reviews financial information by two geographic components: (i) U.S. and (ii) Canada, for purposes of allocating resources and assessing performance. As a result, beginning in the fourth quarter of 2025, the Company determined that it has two reportable segments: U.S. and Canada. For the first three quarters of 2025, the previous CODM managed all business activities on a consolidated basis, and as a result, the Company had one reportable segment. Segment information for the three and nine months ended September 30, 2025 has been recast to reflect this reportable segment structure.

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

Based on the evaluation of positive and negative evidence, the Company determined that it is more likely than not that its deferred tax assets will not be realized as of December 31, 2025.  Accordingly, a valuation allowance of $7.6 million, related principally to deferred tax assets for net operating losses ("NOLs"), disallowed interest expense, and tax credits that are uncertain as to realizability. As of  September 30, 2026, the facts have not changed, and a valuation allowance is still appropriate. The Company will continue to monitor its operating results and evaluate the need for and amount of the valuation allowance for each reporting period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

On  November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disaggregated disclosure of income statement expenses for public business entities ("PBEs"). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after  December 15, 2026, and interim periods within fiscal years beginning after  December 15, 2027. The Company is evaluating the impact that adoption will have on the Company's consolidated financial statements and related disclosures.

Supplemental Balance Sheet Information

Accounts receivable, net consists of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accounts Receivable, Net:
Trade	$22,986	$17,774
Unbilled	11,353	8,841
Non-trade	1,427	391
Gross accounts receivable	35,766	27,006
Less: allowance for credit losses	-	-
Total accounts receivable, net	$35,766	$27,006

Property and equipment, net consists of the following:

(in thousands)	September 30, 2026	December 31, 2025
Property and Equipment, Net:
Equipment	$364	$3,904
Furniture and fixtures	448	1,027
Leasehold improvements	225	538
Capitalized internal use software costs	21,789	21,329
Capitalized software in development	1,966	92
Gross property and equipment	24,792	26,890
Less: accumulated depreciation and amortization	(19,520)	(23,289)
Total property and equipment, net	$5,272	$3,601

Intangible assets, net consists of the following:

(in thousands)	September 30, 2026	December 31, 2025
Intangible Assets, Net:
Trade names	$900	$900
Patents	870	870
Gross intangible assets	1,770	1,770
Less: accumulated amortization	(1,161)	(1,061)
Total intangible assets, net	$609	$709

The remaining amortization for each of the following years succeeding December 31, 2026 is summarized as follows:

(in thousands)	Amount
Year
2026	$33
2027	36
2028	36
2029	36
2030	36
Thereafter	432
Total	$609

Accrued expenses and other current liabilities consists of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued Expenses and Other Current Liabilities:
Taxes payable	$1,682	$1,607
Accrued salaries and wages	3,483	1,905
Accrued third party labor	382	198
Other	3,498	1,866
Total accrued expenses and other current liabilities	$9,045	$5,576

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

Restructuring Costs and Severance

Restructuring costs and severance include severance costs paid in connection with the reorganization of the Company's executive team and expenses related to the move of the Company's headquarters to Charlotte, NC.  For the three months ended September 30, 2026 and 2025, the Company recognized expense of $0.07 million and $4.0 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized expense of $0.3 million and $4.0 million, respectively. The costs are presented separately on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

On  October 9, 2025, the NM Loan Parties and NM executed and delivered an Eighth Modification Agreement, effective immediately (the "Eighth Modification Agreement"), pursuant to which the NM Loan Parties and NM agreed to extend the NM Credit Facility from October 9, 2025, to  October 10, 2027, to increase the amount of the US Revolving Credit Facility to $30.0 million and increase the Canada Revolving Credit Facility to $6.0 million. In addition, the Eighth Modification Agreement increased the cap on unbilled accounts in the borrowing base for SMF to $15.0 million from $7.0 million and increased the cap on eligible unbilled accounts in the Canadian Borrower's borrowing base to $2.0 million (from the prior cap of CDN$800,000). The Eighth Modification Agreement also converted the balance, availability and other measurements to USD from CAD and modified the minimum interest charges payable under the Canadian Revolving Credit Facility, which are now based on a minimum outstanding balance of $1.0 million (increased from $0.5 million).

To evidence the increase in the US Revolving Credit Facility, SMF executed and delivered to NM a $30.0 million Sixth Amended and Restated Revolving Credit Master Promissory Note (the "Restated US Note"), which amends, restates, supersedes and replaces the prior USD note. To evidence the increase in the Canadian Revolving Credit Facility, SCC executed and delivered to NM a $6.0 million Fifth Amended and Restated Revolving Credit Master Promissory Note (the "Restated Canadian Note"), which amends, restates, supersedes and replaces the prior CDN$ note.

The Restated US Note and Restated Canadian Note (together, the "NM Notes") and the NM Loan Agreement together require the NM Borrowers to pay interest on the loans thereunder equal to: (i) the Prime Rate designated from time to time by Wells Fargo Bank, plus (ii) 1.90% or an aggregate minimum of 6.75% per annum. In addition, the NM Borrowers are paying a facility fee to NM in an amount equal to: (i) for the year commencing on  October 10, 2024, approximately 0.80% of the sum of (i) the prior year’s “Benchmark Advance Amount” plus (ii) any additional advances outside the US Revolving Credit Facility.  This facility fee is payable in twelve equal monthly installments during the contract year. Further, an incremental facility fee of $15,000 is assessed upon the first occurrence that the outstanding balance under the US Revolving Credit Facility exceeds the prior year’s Benchmark Advance Amount by each $1.0 million increment, up to the applicable maximum advance limit. The “Benchmark Advance Amount” is defined as the highest daily balance under the US Revolving Credit Facility during the immediately preceding contract year.

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including maintaining a positive trailing EBITDA for each of the NM Borrowers and imposes limits on all of the NM Loan Parties on non-ordinary course payments and transactions, incurring or guaranteeing indebtedness, capital expenditures and certain other investments. The NM Loan Parties were in compliance with such covenants as of  September 30, 2026. The obligations of the NM Borrowers are secured by the receivables and other assets of the NM Borrowers and substantially all of the assets of the other NM Loan Parties.

Summary of the Company’s Lines of Credit:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Interest Rate	Balance	Interest Rate	Balance
Lines of Credit:
United States	8.00%	$24,609	8.00%	$17,350
Canada	8.00%	2,891	8.00%	3,092
Total lines of credit		$27,500		$20,442

Resource Plus – Seller Notes

On  April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3.0 million in annual payments over a five-year period. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for three years post-closing and specific mutual releases were provided. On August 31, 2026, the Company entered into a settlement agreement and release with Mr. Justus for total consideration of $1.7 million, payable in two installments of $1.35 million within five days of the agreement and $0.35 million on or before December 31, 2026. No interest accrues on the unpaid balance. Pursuant to the settlement agreement, the Company recognized a gain on extinguishment of $0.22 million, representing the difference between the net carrying amount owed to Mr. Justus under the original joint venture agreement and the consideration paid and to be paid to Mr. Justus under the terms of the settlement agreement. The gain is included within other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).  As of September 30, 2026, the remaining settlement obligation of $0.35 million is included within the current portion of long-term debt in the condensed consolidated balance sheets.

PC Group - Unsecured Loan Agreement, Services Agreement and Share Grant

On  March 13, 2026, the Company entered into a $4.0 million unsecured loan agreement (the "Loan") with PC Group, Inc. ("PC Group"), a subsidiary of RepokiTrak, Inc. ("TRAK"). The Loan bears interest at a fixed rate of 8% per annum, with interest-only payments required monthly for a term of 36 months.

The Loan provides for a staggered funding schedule as follows:

●	Initial Drawdown: $3.0 million was drawn by the Company on March 16, 2026.
●	Additional Drawdown: $1.0 million was drawn by the Company on July 15, 2026.

In connection with the Loan, the Company issued 1,000,000 shares of the Company’s common stock, par value $0.01 per share ("common stock") to PC Group on April 10, 2026 (the "Equity Consideration") at a deemed value of $0.80 per share, for an aggregate value of $0.8 million. The aggregate deemed value of the Equity Consideration will be applied as a reduction to the final principal payment due upon maturity of the Loan at the end of the 36-month term.

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

On March 29, 2026, the Company and TRAK entered into an amendment that certain Services Agreement dated March 13, 2026 (the “Agreement”) entered into and between the Company and TRAK. Under the terms of the Agreement, the Company agreed to provide certain services to the Company related to (i) data analytics and internal reporting of the Company’s merchandising services that support consumer brands and retailers; (ii) out-of-stocks verification and remediation; (iii) scanned based trading merchandising; (iv) merchandising route optimization; (v) IT and technical optimization; and (v) consulting and training (together, the “Services”) for a one-year term beginning March 13, 2026, with an aggregate contract value of $2,325,000. In accordance with the terms of the Agreement, the Company was to pay TRAK in cash for the Services provided thereunder.

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

Effective June 1, 2026, the Company and TRAK entered into a further IT & Development Services Agreement for a term beginning on June 1, 2026 through May 31, 2027 (“IT Agreement”). The consideration to be paid to TRAK by the Company under the terms of the IT Agreement is $151,500 per month during the term of the IT Agreement. On October 19, 2026, the Company and TRAK entered into Change Order No. 1 ("Change Order"), for an additional $116,100 per month for August, September, and October. See “Management’s Discussion and Analysis of Financial Condition and Results from Operations – Overview of our Business – Recent Developments” for a description of the services to be provided under the IT Agreement.

As a result of the issuance of common stock to TRAK under the terms of the Amendment, together with shares of common stock issued to TRAK in connection with the Loan, and acquired by TRAK in separate transactions, TRAK is the beneficial owner of approximately 8.9 million shares of common stock, or 31.4% of the issued and outstanding shares of common stock as of September 30, 2026.

Summary of the Company’s Unsecured Debt:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Interest Rate	Balance	Interest Rate	Balance
Unsecured Debt:
USA - PC Group Unsecured Loan	8.00%	$4,000	-	$-
USA - Resource Plus Seller Notes	4.30%	350	4.30%	2,000
Total unsecured debt		4,350		2,000

Less: unamortized discount
USA - PC Group Unsecured Loan		(704)		-
USA - Resource Plus Seller Notes		-		(216)
Total discount		(704)		(216)

Less: current portion of long-term debt
USA - Resource Plus Seller Notes		(350)		(500)
Total long-term debt, net of current portion		$3,296		$1,284

Summary of Unused Company Credit and Other Debt Facilities:

(in thousands)	September 30, 2026	December 31, 2025
Unused Availability:
United States	$5,391	$12,650
Canada	1,334	1,285
Total Unused Availability	$6,725	$13,935

4.	Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in legal proceedings, claims, investigations and other matters arising in the ordinary course of business. The outcome of these matters is inherently uncertain, and the Company cannot predict with certainty the ultimate resolution of any such matter or the timing thereof. The Company records an accrual for a loss contingency when it determines that a loss is probable and the amount of the loss can be reasonably estimated. For matters where a loss is reasonably possible but not probable, or is probable but not reasonably estimable, no accrual is made, but the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. The Company reviews these matters at least quarterly and adjusts its accruals and disclosures as additional information becomes available. Although the results of litigation cannot be predicted with certainty, other than as described below, the Company does not believe that the ultimate resolution of any pending matter will have a material adverse effect on its business, financial condition, results of operations or cash flows. However, an unfavorable resolution of one or more of these matters could materially affect the Company’s results of operations or cash flows for a particular period.  The following describes the material pending legal proceedings to which the Company is a party.

On June 5, 2026, a purported shareholder derivative action was filed against certain of the Company's current and former directors and officers, naming the Company as a nominal defendant, in the Delaware Court of Chancery (the "Court") on behalf of the Company (“Complaint”). The Complaint was filed by Robert G. Brown, who purports to be a shareholder of the Company (“Brown”). Brown subsequently filed an amended Complaint on July 24, 2026 ("Amended Compliant"). The Amended Complaint asserts claims against certain current and former directors and officers of the Company, and generally alleges breach of fiduciary duty, unjust enrichment, and requests for declaratory and equitable relief relating to allegedly void or voidable Board actions. The Company filed a Motion to Dismiss on September 15, 2026. In response, on October 16, 2026, Brown filed a Second Amended Complaint in which Brown adds a new breach of fiduciary duty claim concerning events that took place between July and September 2026 and provides additional details to bolster the allegations in the First Amended Complaint.

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

On August 7, 2026, the Company moved the Court for an order dismissing the Amended Complaint, and filed a brief in support of its motion to dismiss on September 15, 2026. On October 16, 2026, Brown amended his complaint again (the “Second Amended Complaint”) in lieu of responding to the Company’s motion to dismiss. The Second Amended Complaint asserts the same allegations as the prior complaints but includes allegations connected to the removal of James Brown, Sr. and Panagiotis Lazaretos from the Board of Directors. The Company has filed a motion to dismiss the Second Amended Complaint, the grounds for which shall be further set forth in a briefing to be completed on a schedule agreeable to counsel and ordered by the Court.

The Company also filed its answer to Brown’s demand for Arbitration, asserted affirmative defenses and requested judgment in the Company’s favor on all counts related to Brown’s demand for Arbitration. The Company also asserted certain counterclaims, including for damages related to, among other counterclaims, (i) for breach of the CIC Agreement and the Settlement Agreement; (ii) breach of the implied covenant of good faith and fair dealing; and (iii) disgorgement of short-swing profits under Section 16(b) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”). The Company also seeks declarations that the Brown has repudiated the Settlement Agreement and the CIC Agreement. In its answer, the Company requests damages for, among other damages, (u) Brown’s breaches of the CIC Agreement and the Settlement Agreement; (v) restitution of all amounts paid to Brown under the Settlement Agreement; (w) all costs and expenses in defending both Complaint and the Arbitration; (x) all consequential and incidental damages proximately caused by Brown’s breaches of the CIC Agreement and Settlement Agreement; (y) specific performance of Brown’s obligations under the CIC Agreement and the Settlement Agreement; and (z) disgorgement of all short-swing profits realized by Brown as required under the Exchange Act.

The Company believes there is no merit to the allegations asserted by Brown and intends to vigorously defend the actions, and vigorously pursue its counterclaims in Arbitration. Because these matters are in their preliminary stages, the Company is unable to predict their outcome or estimate a range of any reasonably possible loss or recovery, if any, and no assurance can be given that these matters will not have a material adverse effect on the Company's business, financial condition, or results of operations.

In addition to the Brown litigation, there are various pending employment related lawsuits and vendor contract disputes. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of the Company's management and other resources that would otherwise be engaged in other activities. If the Company was unable to prevail in any such legal proceedings, the Company's business, results of operations, liquidity, and financial condition could be adversely affected.

5.	Common Stock

As of September 30, 2026, the Company’s certificate of incorporation authorized the Company to issue 47,000,000 shares of common stock, par value $0.01 per share.  The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share ("Series B Preferred"). Each share of the Company’s common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of the Company’s common stock are entitled to receive dividends as  may be declared by the Company’s board of directors (the "Board"), if any, subject to the preferential dividend rights of the Company’s Series B convertible preferred stock. No cash dividends had been declared or paid during the periods presented.

6.	Preferred Stock

The Company’s certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock, par value of $0.01 per share ("Preferred Stock"), which  may have such preferences and priorities over the Company’s common stock and other rights, powers and privileges as the Board  may establish in its discretion.  There is no preferred stock outstanding as of September 30, 2026.

On January 25, 2022, the Company filed the Certificate of Designations of the Series B Preferred with the State of Delaware, designating 2,000,000 shares of Preferred Stock shares as Series B Preferred. No Preferred Stock was outstanding as of September 30, 2026.

7.	Share-Based Compensation

Stock Options

For the three months ended September 30, 2026 and 2025, the Company recognized no share-based compensation expense related to stock options. For the nine months ended  September 30, 2026 and 2025, the Company recognized share-based compensation expense related to stock options of $0 and $2,237, respectively. For the three and nine months ended  September 30, 2026 and 2025, the tax benefit available from share-based compensation expense related to stock options was $0.

Restricted Stock Units

For the three months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense related to restricted stock units of $0 and $84,000, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense related to restricted stock units of $0 and $136,886, respectively. For the three months ended  September 30, 2026 and 2025, the tax benefit available from share-based compensation expense related to restricted stock units was $0 and $21,804, respectively. For the nine months ended  September 30, 2026 and 2025, the tax benefit available from share-based compensation expense related to restricted stock units was $0 and $34,221, respectively.

2026 Plan

On March 20, 2026, the Board of Directors (the "Board") and the Compensation Committee (the "Compensation Committee") approved the SPAR Group, Inc. 2026 Stock Compensation Plan (the “2026 Plan”). The Company’s stockholders approved the 2026 Plan at the annual meeting held on June 11, 2026, its effective date. The 2026 Plan supersedes and replaces the Company’s prior stock compensation plans (the “Prior Plans”). No new awards may be granted under the Prior Plans after the effective date. Awards outstanding under the Prior Plans remain governed by their original terms. On September 8, 2026, the Company filed a registration statement on Form S-8 registering 2,000,000 shares of common stock issuable under the 2026 Plan.

The 2026 Plan provides for the grant of nonqualified stock options ("'NQSOs") and restricted stock units (“RSUs”) to directors, officers, employees and consultants of the Company and its subsidiaries. A maximum of 2,000,000 shares of common stock may be issued under the 2026 Plan. Awards may be granted through May 31, 2029. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. RSU holders have no voting rights and no dividend equivalent rights before settlement. All outstanding awards vest in full upon certain change-in-control events defined in the 2026 Plan. Unvested awards are generally forfeited when service terminates, subject to the 2026 Plan’s provisions for retirement, death or disability.

All outstanding awards vest in full upon certain change-in-control events defined in the 2026 Plan. Unvested awards are generally forfeited when service terminates, subject to the 2026 Plan’s provisions for retirement, death or disability. During the three months ended September 30, 2026, the Company granted 1,085,000 RSUs to directors, officers, and employees and under the 2026 Plan. The weighted-average grant-date fair value was $0.68 per unit. The grant-date fair value of RSUs is based on the closing price of the Company’s common stock on the grant date.

Compensation expense for 2026 Plan awards was not material for the three and nine months ended September 30, 2026. The related income tax benefit was also not material. As of September 30, 2026, total unrecognized compensation cost for nonvested RSUs granted under the 2026 Plan was $0.7 million. The Company expects to recognize this cost over a weighted-average period of approximately 1.6 years. As of September 30, 2026, 915,000 shares remained available for future grant under the 2026 Plan.

Phantom Stock Awards

The Company from time to time has awarded to its executives deferred compensation in the form of Phantom Stock Units ("PSUs"), which correspond to an equal number of shares of the Company’s Common Stock ("SGRP Shares"). The number of PSUs received equals the dollar value of the incentive award divided by the per share market price of SGRP shares on the date of award. Each PSU represents the right of the grantee to receive cash payments based on the fair market value of SGRP Shares at the time of vesting, but not to receive SGRP Shares themselves. The number of the Grantee's PSUs will be automatically adjusted to reflect the specified events respecting the SGRP Shares as provided in the applicable Phantom Stock Agreement. The PSUs do not possess the rights of common stockholders of the Company, including any voting or dividend rights, and cannot be exercised or traded for SGRP Shares. Due to the cash settlement feature, the PSUs are classified as liabilities in accrued expenses and other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.

The Company recognized no expense for the nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company recognized compensation expense of $233,334 and $699,635, respectively, related to the 2022 and 2023 Phantom Stock Awards. There are no remaining amounts owed reflected within accrued expenses and other current liabilities in the condensed consolidated balance sheets as of September 30, 2026.

8.	Related Party Transactions

PC Group Unsecured Loan Agreement and Share Grant

The Company is a party to a Loan and Services Agreement with PC Group, Inc. and TRAK, a significant shareholder of the Company. For further details regarding the Loan and Services Agreement, see Note 3 - Debt and Note 12 - Fair Value Measurements.

Willliam H. Bartels Independent Contractor Agreement

On  October 1, 2025, the Company entered into an Independent Contractor Agreement with Mr. William H. Bartels (the "Bartels Consulting Agreement”), following his retirement from the Board. Mr. Bartels’ Consulting Agreement provided for monthly payments of $10,000 and was to expire on  December 31, 2026. The Bartels Consulting Agreement was extendable by the parties in writing in their discretion. Under the Bartels Consulting Agreement, Mr. Bartels was to provide consulting services from time to time at the request of the Company’s executive management or the Chairman of the Board. The Bartels Consulting Agreement was terminated on July 28, 2026.

Other Related Party Transactions and Arrangements

On April 18, 2024, the Company entered into a Securities Purchase Agreement to buy from Mr. Richard Justus the remaining minority joint venture interests of Resource Plus and its sister companies, Mobex of North Florida, Inc., and Leasex, LLC. Based on the terms set in the original joint venture agreement, the Company will pay a total of $3 million in annual payments over a five-year period. $0.3 million was paid within the five business days of closing, and the remaining $2.7 million will be paid pursuant to a Secured Promissory Note. The agreement resulted in the termination of all relevant shareholder and operating agreements, although specific confidentiality obligations remain effective for three years post-closing and specific mutual releases were provided. The purchase was closed and completed on  May 1, 2024. On August 31, 2026, the Company entered into a settlement agreement with Mr. Justus for $1.7 million, payable in two installments of $1.35 million and $0.35 million, with the final payment due by  December 31, 2026. Pursuant to the settlement agreement, the Company recognized a gain on extinguishment of $0.2 million. As of September 30, 2026, the remaining settlement obligation of $0.35 million was outstanding.

On  December 1, 2021, the Company entered into the Agreement for Marketing and Advertising Services (the "WB Agreement") with WB Marketing, Inc., which later became Qantm Creative (the "Agent", and together with the Company, the "Parties"). The Agent is an entity owned and controlled by Mrs. Jean Matacunas who is the wife of former President and Chief Executive Officer, Michael R. Matacunas. Mr. Matacunas is also a minority owner of the Agent. The service fees paid to Qantm Creative for the three and nine months ended September 30, 2025 was $51,130 and $242,060, respectively. The Company terminated the WB Agreement in  November 2025.

9.	Segment Information

The Company has two reportable segments: (i) U.S. and (ii) Canada. These reportable segments, which also form the Company's operating segments, are identified in accordance with the changes in the CODM internal review of financial results and the CODM uses this information to evaluate the Company's performance and allocate resources.

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

	Three Months Ended September 30, 2026
(in thousands)	US	Canada	Total
Net revenue	$29,522	$4,022	$33,544
Cost of revenue	24,027	3,188	27,215
Segment gross profit	5,495	834	6,329

Reconciling items:
Selling, general and administrative expense			5,607
Restructuring costs and severance			67
Depreciation and amortization			423
Interest expense, net			686
Other income, net			(212)
Loss before income tax expense			$(242)

	Three Months Ended September 30, 2025
(in thousands)	US	Canada	Total
Net revenue	$38,171	$3,245	$41,416
Cost of revenue	31,111	2,615	33,726
Segment gross profit	7,060	630	7,690

Reconciling items:
Selling, general and administrative expense			9,187
Restructuring costs and severance			4,018
Depreciation and amortization			404
Interest expense, net			663
Other expense, net			463
Loss before income tax expense			$(7,045)

	Nine Months Ended September 30, 2026
(in thousands)	US	Canada	Total
Net revenue	$89,290	$11,678	$100,968
Cost of revenue	70,427	8,991	79,418
Segment gross profit	18,863	2,687	21,550

Reconciling items:
Selling, general and administrative expense			18,573
Restructuring costs and severance			312
Depreciation and amortization			1,266
Interest expense, net			1,827
Other income, net			(182)
Loss before income tax expense			$(246)

	Nine Months Ended September 30, 2025
(in thousands)	US	Canada	Total
Net revenue	$104,306	$9,781	$114,087
Cost of revenue	82,852	7,207	90,059
Segment gross profit	21,454	2,574	24,028

Reconciling items:
Selling, general and administrative expense			22,994
Restructuring costs and severance			4,018
Depreciation and amortization			1,185
Interest expense, net			1,721
Other expense, net			460
Loss before income tax expense			$(6,350)

Total assets of the Company as of the periods presented were:

(in thousands)	September 30, 2026	December 31, 2025
Assets:
United States	$50,442	$38,482
Canada	5,540	5,577
Total assets	$55,982	$44,059

Geographic Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net Revenue:
United States	$29,522	$38,171	$89,290	$104,306
Canada	4,022	3,245	11,678	9,781
Total net revenue	$33,544	$41,416	$100,968	$114,087

10.	Leases

The Company is a lessee under certain operating leases for office space and equipment.

The components of lease expenses consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Lease Expense:
Operating lease expense	$246	$57	$759	$186
Short-term lease expense	1	49	10	345
Total lease expense	$247	$106	$769	$531

The following includes supplemental information for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Supplemental Cash Flow Information:
Operating cash flows used from operating leases	$391	$79	$509	$253
Operating lease assets obtained in exchange for lease obligations	-	497	-	497

Balance sheet information related to leases consisted of the following as of the periods presented:

(in thousands)	September 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$4,049	$4,861

Liabilities:
Current portion of operating lease liabilities	669	643
Non-current portion of operating lease liabilities	3,644	4,395
Total operating lease liabilities	$4,313	$5,038

Weighted-average remaining lease term - operating leases (in years)	5.20	5.58
Weighted-average discount rate - operating leases	8.5%	8.5%

The following table summarizes the maturities of lease liabilities as of September 30, 2026:

(in thousands)	Amount
Fiscal Year:
2026	$719
2027	997
2028	986
2029	948
Thereafter	2,145
Total	5,795
Less: imputed interest	(1,482)
Present value of net future minimum lease payments	$4,313

11.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share)	2026	2025	2026	2025
Numerator:
Net income (loss)	$50	$(8,764)	$(94)	$(8,303)

Denominator:
Weighted-average basic shares outstanding	28,399	23,648	26,272	23,523
Effect of dilutive share-based awards	1	48	-	44
Weighted-average dilutive shares outstanding	28,400	23,696	26,272	23,567

Basic earnings (loss) per share	$-	$(0.37)	$-	$(0.35)
Diluted earnings (loss) per share	$-	$(0.37)	$-	$(0.35)

The Company excluded 2,140 stock options and unvested restricted shares from the computation of diluted net loss per share for the nine months ended September 30, 2026, because including them would have had an anti-dilutive effect.

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

Recurring Fair Value Measurements

The Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, by level within the fair value hierarchy as follows:

	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded derivative	$-	$-	$287	$287
Total liability	$-	$-	$287	$287

December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Embedded derivative	$-	$-	$-	$-
Total liability	$-	$-	$-	$-

Summary of Level 3 Input Changes

A summary of changes to those fair value measures using Level 3 inputs was as follows:

(in thousands)	Embedded Derivative Liabilities
Balance at December 31, 2025	$-
Initial recognition	287
Change in fair value recognized in earnings	-
Balance at September 30, 2026	$287

Significant Assumptions

The valuation methodology and key assumptions used to measure the fair value the embedded derivative are as follows:

Level 3
Monte Carlo:
Closing Stock Price	$0.74
Equivalent term (years)	3.0
Expected volatility	65.0%
Risk-free rate	3.61%

13.	Subsequent Events

On November 2, 2026, the Company entered into a three-year material services agreement with a national retailer for in-store merchandising, store remodel and temporary labor services (the “Agreement”). The Agreement takes effect January 1, 2027, and runs through December 31, 2029, and is expected to have a positive impact on the Company's future operations.

On November 4, 2026, the Company and North Mill Capital, LLC, d/b/a Business Credit (“Lender”) entered into a consent and waiver agreement pursuant to which NM agreed to consent to and waive any alleged default under the Loan and Security Agreement dated as of April 10, 2019, by and among the Borrowers, the Guarantors party thereto, and Lender, as amended, modified, supplemented, substituted, extended or renewed from time to time (the “Loan Agreement”).  See Note 3.  The alleged default results from the entry into a Securities Purchase Agreement entered into on April 18, 2024, and the obligation to pay Mr. Richard Justus $3.0 million.  On August 31, 2026, the Company entered into a settlement agreement and release with Mr. Justus for total consideration of $1.7 million, therefore curing the default, resulting in the consent to a waiver of any alleged default by the Company under the terms of the Loan Agreement.

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP" or the "Corporation",) and its subsidiaries (SGRP together with its subsidiaries may be referred to as "SPAR Group" or the "Company"). There also are forward-looking statements contained in: (a) SGRP's 2025 Annual Report on Form 10-K for the year ended December 31, 2025 the ("2025 Annual Report"), which was filed with the Securities and Exchange Commission the ("SEC") on March 31, 2026; (b) the Company’s Proxy Statement on Schedule DEF 14A for its 2026 Annual Stockholders Meeting, the ("2026 Proxy Statement"), which was filed with the SEC on April 30, 2026; and (c) SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the 2025 Annual Report, and the 2026 Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended the ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

Readers can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as "may," "will," "expect," "intend," "believe," "estimate," "anticipate," "continue," "plan," "project," or the negative of these terms or other similar expressions also identify forward-looking statements. Forward-looking statements made by the Company’s in this Quarterly Report and the Annual Report may include (without limitation): risks, uncertainties, cautions, circumstances and other factors ("Risks"). Those Risks include (without limitation): the Company's continued ability to access its credit facilities; the costs and effects of changing the Company's principal independent registered accounting firm; potential or continued revenue growth, gross margin expansion, and continued favorable shift in service mix from remodeling toward merchandising services; continued and new long-standing relationships with retailers, distributors and makers of consumer goods; successful results from merchandising partnerships and relationships with other companies; borrowing, repaying or guarantying the Company's recent unsecured loans or paying interest thereon; the departure in 2025 of various of the Company’s executives previously reported and the agreements made with them; the impact of the Company's strategic review process or any resulting action or inaction; the impact of selling certain of the Company's subsidiaries; the impact of adding new directors or new finance team members; the potential negative effects of any stock repurchase and/or payment; the Company's cash flow or financial condition; plans, intentions, expectations, guidance or other information respecting the pursuit or achievement of the Company's corporate objectives; and or any resulting impact on revenues, earnings, cash or financial condition resulting from our related to any such Risk. The Company's forward-looking statements also include (without limitation) statements made (as applicable) in this Quarterly Report and in the 2025 Annual Report in "Business", "Risk Factors", "Cybersecurity", "Legal Proceedings", "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Controls and Procedures", "Directors, Executive Officers and Corporate Governance", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", and "Certain Relationships and Related Transactions, and Director Independence".

You should carefully review and consider the Company’s forward-looking statements (including all Risks and other cautions and uncertainties) and other information made, contained, noted or referenced in or incorporated by reference into this Quarterly Report, but you should not place undue reliance on any of them. The results, actions, levels of activity, performance, achievements or condition of the Company (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, indebtedness, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation, vendors, or other achievement, results, risks, trends or condition) and other events and circumstances planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "Expectations"), and our forward-looking statements (including all Risks) and other information reflect the Company’s current views about future events and circumstances. Although the Company believes those Expectations and views are reasonable, the results, actions, levels of activity, performance, achievements or condition of the Company or other events and circumstances may differ materially from our Expectations and views, and they cannot be assured or guaranteed by the Company, since they are subject to Risks and other assumptions, changes in circumstances and unpredictable events (many of which are beyond the Company’s control). In addition, new Risks arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its Expectations will be achieved in whole or in part, that it has identified all potential Risks, or that it can successfully avoid or mitigate such Risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company’s common stock.

These forward-looking statements reflect the Company’s Expectations, views, Risks and assumptions only as of the date hereof, and the Company does not intend, assume any obligation, or promise to publicly update or revise any forward-looking statements (including any Risks or Expectations) or other information (in whole or in part), whether as a result of new information, new or worsening Risks or uncertainties, changed circumstances, future events, recognition, or otherwise.

SPAR Group, Inc. and Subsidiaries

Overview of Our Business

SPAR Group is a leading merchandising and brand marketing services company, providing a broad range of sales enhancing services to retailers across most classes of trade and consumer goods manufacturers, distributors, and retailers in the United States ("U.S.") and Canada. The Company’s goal is to be the most creative, energizing and effective retail services company that drives sales, margins and operating efficiency for clients.

As of September 30, 2026, the Company operated in the U.S. and Canada.

With more than 50 years of experience and a diverse network of merchandising associates, the Company continues to grow its relationships with some of the world’s leading businesses. The combination of resource scale, deep expertise, advanced technology and unwavering commitment to excellence, separates the Company from the competition.

The Company is dedicated to delivering a spectrum of specialized services tailored to enhance retail operations and profitability. Our team collaborates closely with clients to identify their primary goals, ensuring the execution of strategies that boost sales and profit margins. With a focus on merchandising and brand marketing, our associates deploy a variety of programs aimed at maximizing product sell-through to consumers. These initiatives range from launching new products and setting up promotional displays to assembling fixtures and ensuring consistent stock availability, thus facilitating efficient reordering processes. Furthermore, we extend our expertise to sales enhancement and customer service improvement. As the retail landscape evolves, our team is adept at undertaking comprehensive store renovations and preparing new locations for their grand openings, ensuring they meet the modern consumer's expectations. Additionally, our distribution associates play a pivotal role in retail and consumer goods distribution centers, preparing these facilities for operation, optimizing system functionality, managing product logistics, and providing essential staffing solutions to meet our clients' needs effectively.

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

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect our cash expenditure or future requirements for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
●	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
●	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
●	Other companies in our industry may calculate Adjusted EBITDA differently than we do.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$50	$(8,764)	$(94)	$(8,303)
Add back:
Depreciation and amortization	423	404	1,266	1,185
Interest expense, net	686	663	1,827	1,721
Provision for income taxes	(292)	1,719	(152)	1,953
Subtotal of add backs to net income (loss)	817	2,786	2,941	4,859

EBITDA	$867	$(5,978)	$2,847	$(3,444)

Adjustments:
Share based compensation	-	84	-	138
Restructuring costs and severance	67	4,018	312	4,018
Other one time (income)/expense	(74)	1,966	266	2,188
Legal costs/settlements - non-recurring	527	-	846	-
Total adjustments	520	6,068	1,424	6,344
	-	-	-	-
Adjusted EBITDA	$1,387	$90	$4,271	$2,900

RESULTS OF OPERATIONS

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated:

For the three months ended September 30, 2026, compared to the three months ended September 30, 2025

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Net revenue	$33,544	$41,416	$(7,872)	(19.0%)
Cost of revenue	27,215	33,726	(6,511)	(19.3%)
Gross profit	6,329	7,690	(1,361)	(17.7%)

Operating expenses:
Selling, general and administrative expense	5,607	9,187	(3,580)	(39.0%)
Restructuring costs and severance	67	4,018	(3,951)	NM
Depreciation and amortization	423	404	19	4.7%
Total operating expenses	6,097	13,609	(7,512)	(55.2%)

Operating income (loss)	232	(5,919)	6,151	(103.9%)

Interest expense, net	686	663	23	3.5%
Other (income) expense, net	(212)	463	(675)	(145.8%)
Loss before income tax expense	(242)	(7,045)	6,803	NM
Provision for income taxes	(292)	1,719	(2,011)	(117.0%)
Net income (loss)	$50	$(8,764)	$8,814	NM

Percent of net revenue:
Gross profit	18.9%	18.6%
Selling, general and administrative expense	16.7%	22.2%
Restructuring costs and severance	0.2%	9.7%
Depreciation and amortization	1.3%	1.0%
Total operating expenses	18.2%	32.9%

Net Revenue

Net revenue for three months ended, September 30, 2026 were $33.5 million, compared to $41.4 million for the three months ended September 30, 2025, a decrease of $7.9 million, or 19.0%. Net revenue decreased during the quarter primarily due to lower volume within the remodel business, which reflect reduced hourly volumes as certain clients transition to work in-house. These declines were partially offset by revenue generated from new client relationships established during the quarter in both remodel and merchandising.

U.S. net revenue totaled $29.5 million and $38.2 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $8.7 million or 22.8% was driven by decreases during the quarter primarily due to lower volume within the remodel business, which reflect reduced hourly volumes as certain clients transition to work in-house. These declines were partially offset by revenue generated from new client relationships established during the quarter in both remodel and merchandising.

Canada net revenue totaled $4.0 million and $3.2 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $0.8 million or 25.0% was driven by the specialized resources business which increased primarily due to expanded scope of work for a large client.

Cost of Revenue

The Company's cost of revenue consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 81.2% of net revenue for the three months ended September 30, 2026 compared to 81.4% of net revenue for the three months ended September 30, 2025.

Cost of revenue for the three months ended September 30, 2026 were $27.2 million, compared to $33.7 million for the three months ended September 30, 2025. The decrease was in line with the reduction of revenue and driven by the mix of services in the U.S. partially offset by a reduction in field management expense.

U.S. cost of revenue totaled $24.0 million and $31.1 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $7.1 million was in line with the reduction of revenue and driven by the mix of services in the U.S. partially offset by a reduction in field management expense.

Canada cost of revenue totaled $3.2 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $0.6 million during the quarter was driven by the specialized resources business which increased primarily due to expanded scope of work for a large client.

Selling, General and Administrative Expense ("SG&A")

SG&A includes the Company's corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expense. SG&A expense was approximately $5.6 million, or 16.7% of net revenue, and approximately $9.2 million, or 22.2% of net revenue for the three months ended September 30, 2026 and 2025, respectively. The decrease in SG&A was primarily due to cost savings measures implemented during the quarter.

U.S. SG&A expense totaled $4.6 million and $8.6 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $4.0 million was primarily driven by lower compensation costs and lower consulting expense.

Canada SG&A expense totaled $1.0 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily attributable to changes in the allocation of expense between the U.S. and Canadian operations.

Restructuring Costs and Severance

Restructuring costs and severance primarily consist of expense related to the reorganization of the Company's executive team, workforce cost reduction initiatives, and the relocation of the Company's headquarters to Charlotte, NC. For the three months ended September 30, 2026 and 2025, the Company recognized $0.07 million and $4.0 million, respectively, which included severance and other costs associated with these initiatives.

Depreciation and Amortization

For the three months ended September 30, 2026 and 2025, depreciation and amortization was approximately $0.4 million and $0.4 million, respectively.

Interest Expense, Net

For the three months ended September 30, 2026 and 2025, interest expense, net was approximately $0.7 million and $0.7 million, respectively.

Other (Income) Expense, Net

For the three months ended September 30, 2026 and 2025, other (income) expense, net was immaterial.

Provision for Income Taxes

For the three months ended September 30, 2026 income tax benefit was $0.3 million, with an effective rate of 120.7%, compared to expense of $1.7 million with an effective rate of (24.4%) for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Net revenue	$100,968	$114,087	$(13,119)	(11.5%)
Cost of revenue	79,418	90,059	(10,641)	(11.8%)
Gross profit	21,550	24,028	(2,478)	(10.3%)

Operating expenses:
Selling, general and administrative expense	18,573	22,994	(4,421)	(19.2%)
Restructuring costs and severance	312	4,018	(3,706)	NM
Depreciation and amortization	1,266	1,185	81	6.8%
Total operating expenses	20,151	28,197	(8,046)	(28.5%)

Operating income (loss)	1,399	(4,169)	5,568	(133.6%)

Interest expense, net	1,827	1,721	106	6.2%
Other (income) expense, net	(182)	460	(642)	NM
Loss before tax expense	(246)	(6,350)	6,104	NM
Provision for income taxes	(152)	1,953	(2,105)	(107.8%)
Net loss	$(94)	$(8,303)	$8,209	NM

Percent of net revenue:
Gross profit	21.3%	21.1%
Selling, general and administrative expense	18.4%	20.2%
Restructuring costs and severance	0.3%	3.5%
Depreciation and amortization	1.3%	1.0%
Total operating expenses	20.0%	24.7%

Net Revenue

Net revenue for nine months ended September 30, 2026 were $101.0 million, compared to $114.1 million for the nine months ended September 30, 2025, a decrease of $13.1 million, or 11.5%. Net revenue decreased primarily due to lower volume within the remodel business, reflecting changes in client project activity and reduced hourly volumes as certain clients transitioned to work in-house. These declines were partially offset by revenue generated from new client relationships established during the year in both remodel and merchandising businesses.

U.S. net revenue totaled $89.3 million and $104.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $15.0 million or 14.4% was primarily driven due to lower volume within the remodel business, reflecting changes in client project activity and reduced hourly volumes as certain clients transitioned to work in-house. These declines were partially offset by revenue generated from new client relationships established during the year in both remodel and merchandising.

Canada net revenue totaled $11.7 million and $9.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $1.9 million or 19.4% was driven by the specialized resources business which increased primarily due to expanded scope of work for a large client.

Cost of Revenue

The Company's cost of revenue consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 78.6% of net revenue for the nine months ended September 30, 2026 compared to 79.0% of net revenue for the nine months ended September 30, 2025.

Cost of revenue for the nine months ended September 30, 2026 were $79.4 million, compared to $90.1 million for the nine months ended September 30, 2025. The decrease was in line with the reduction of revenue and driven by the mix of services in the U.S. partially offset by a reduction in field management expense.

U.S. cost of revenue totaled $70.4 million and $82.9 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $12.5 million was in line with the reduction of revenue and driven by the mix of services in the U.S. partially offset by a reduction in field management expense.

Canada cost of revenue totaled $9.0 million and $7.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $1.8 million during the quarter was primarily driven by the specialized resources business which expanded the scope of work for a large client, carrying a lower margin profile.

Selling, General and Administrative Expense

SG&A includes the Company's corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expense. SG&A expense was approximately $18.6 million, or 18.4% of net revenue, and approximately $23.0 million, or 20.2% of net revenue for the nine months ended September 30, 2026 and 2025, respectively. The decrease in SG&A was primarily due to cost savings measures implemented during the year.

U.S. SG&A expense totaled $16.5 million and $20.7 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was primarily driven by cost savings measures implemented during the year which included lower compensation costs and lower consulting expense.

Canada SG&A expense totaled $2.1 million and $2.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was driven by lower compensation costs which was offset with changes in the allocation of expense between the U.S. and Canadian operations.

Restructuring Costs and Severance

Restructuring costs and severance primarily consist of expense related to the reorganization of the Company's executive team, workforce cost reduction initiatives, and the relocation of the Company's headquarters to Charlotte, NC. For the nine months ended September 30, 2026 and 2025, the Company recognized expense of $0.3 million and $4.0 million, respectively, which included severance and other costs associated with these initiatives.

Depreciation and Amortization

For the nine months ended September 30, 2026 and 2025, depreciation and amortization was approximately $1.3 million and $1.2 million, respectively.

Interest Expense, Net

For the nine months ended September 30, 2026 and 2025, interest expense, net was approximately $1.8 million and $1.7 million, respectively.

Other (Income) Expense, Net

For the nine months ended September 30, 2026 and 2025, other (income) expense, net was immaterial.

Provision for Income Taxes

For the nine months ended September 30, 2026 income tax benefit was $0.2 million with an effective rate of 61.8%, compared to expense of $2.0 million with an effective rate of (30.8%) for the nine months ended September 30, 2025.

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

Liquidity and Capital Resources

Funding Requirements

Our principal sources of liquidity at September 30, 2026, consisted of approximately $4.7 million of cash, approximately $35.8 million of accounts receivable and approximately $6.7 million available under our credit facilities. However, under the terms of our credit facilities, substantially all collections of our accounts receivable are remitted directly to our lenders, which limits our ability to use those collections to fund our operations. As a result, the Company’s ability to fund its operations is dependent on its continued ability to access funds under its credit facilities.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to risks detailed in the section titled "Risk Factors" included elsewhere in our 2025 Annual Report and included in this Quarterly Report. The Company believes that conditioned on the Company's continued ability to access its existing credit facilities (for which the Company closed on a two year extension from its lender in October 2025), projected results of operations, vendor payment requirements and other potential financing that may be available to the Company, sources of available cash should be manageable and sufficient to support ongoing working capital and capital expenditure requirements over the next 12 months; however, no assurances can be given. The Company’s material cash requirements over this period consist principally of scheduled principal and interest payments under the Company's existing loan agreements, including its credit facilities and amounts due to PC Group, and working capital needs. However, and delay in the collection of receivables due from any of the Company's major clients, a significant reduction in business from such clients, a negative economic downturn, or any restrictions on the availability of cash from the Company's existing credit facilities, will have an adverse effect on the Company's business, cash resources, and ongoing ability to fund operations, and such effect may be material.

The Company is a party to various domestic and international credit facilities. These various domestic and international credit facilities require compliance with their respective financial covenants. See Note 3 to the Company's unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows for the nine months ended September 30, 2026 and 2025

Net cash used in operating activities was $7.2 million compared to $16.0 million used in operating activities for the nine months ended September 30, 2026 and 2025, respectively. The change was primarily due to the decrease in accounts receivable which correlates to the decrease in revenue period over period and improved collection of outstanding customer balances and the increase of accrued expenses for payroll at the end of the period, offset by the decrease in accounts payable.

Net cash used in investing activities was approximately $1.2 million compared to $1.5 million used in investing activities for the nine months ended September 30, 2026 and 2025, respectively.

Net cash provided by financing activities was approximately $9.9 million compared to $7.5 million provided by financing activities for the nine months ended September 30, 2026 and 2025, respectively. This was principally due to proceeds received from PC Group under the terms of an unsecured promissory note in the principal amount of $4.0 million, which was offset by the paydown of amounts due to Mr. Justus in the amount of $1.35 million and changes in borrowings under the Company’s line of credit.

Reflecting the impact of foreign exchange rate changes on the activity above resulted in a decrease in cash and cash equivalents for the nine months ended September 30, 2026 and 2025 of approximately $22 thousand and increase of $13 thousand, respectively.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in legal proceedings, claims, investigations and other matters arising in the ordinary course of business. The outcome of these matters is inherently uncertain, and the Company cannot predict with certainty the ultimate resolution of any such matter or the timing thereof. The Company records an accrual for a loss contingency when it determines that a loss is probable and the amount of the loss can be reasonably estimated. For matters where a loss is reasonably possible but not probable, or is probable but not reasonably estimable, no accrual is made, but the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss. The Company reviews these matters at least quarterly and adjusts its accruals and disclosures as additional information becomes available. Although the results of litigation cannot be predicted with certainty, other than as described below, the Company does not believe that the ultimate resolution of any pending matter will have a material adverse effect on its business, financial condition, results of operations or cash flows. However, an unfavorable resolution of one or more of these matters could materially affect the Company’s results of operations or cash flows for a particular period.  The following describes the material pending legal proceedings to which the Company is a party.

On June 5, 2026, a purported shareholder derivative action was filed against certain of the Company's current and former directors and officers, naming the Company as a nominal defendant, in the Delaware Court of Chancery (the "Court") on behalf of the Company (“Complaint”). The Complaint was filed by Robert G. Brown, who purports to be a shareholder of the Company (“Brown”). Brown subsequently filed an amended Complaint on July 24, 2026 ("Amended Compliant"). The Amended Complaint asserts claims against certain current and former directors and officers of the Company, and generally alleges breach of fiduciary duty, unjust enrichment, and requests for declaratory and equitable relief relating to allegedly void or voidable Board actions. The Company filed a Motion to Dismiss on September 15, 2026. In response, on October 16, 2026, Brown filed a Second Amended Complaint in which Brown adds a new breach of fiduciary duty claim concerning events that took place between July and September 2026 and provides additional details to bolster the allegations in the First Amended Complaint.

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

On August 7, 2026, the Company moved the Court for an order dismissing the Amended Complaint, and filed a brief in support of its motion to dismiss on September 15, 2026. On October 16, 2026, Brown amended his complaint again (the “Second Amended Complaint”) in lieu of responding to the Company’s motion to dismiss. The Second Amended Complaint asserts the same allegations as the prior complaints but includes allegations connected to the removal of James Brown, Sr. and Panagiotis Lazaretos from the Board of Directors. The Company has filed a motion to dismiss the Second Amended Complaint, the grounds for which shall be further set forth in a briefing to be completed on a schedule agreeable to counsel and ordered by the Court.

The Company also filed its answer to Brown’s demand for Arbitration, asserted affirmative defenses and requested judgment in the Company’s favor on all counts related to Brown’s demand for Arbitration. The Company also asserted certain counterclaims, including for damages related to, among other counterclaims, (i) for breach of the CIC Agreement and the Settlement Agreement; (ii) breach of the implied covenant of good faith and fair dealing; and (iii) disgorgement of short-swing profits under Section 16(b) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”). The Company also seeks declarations that the Brown has repudiated the Settlement Agreement and the CIC Agreement. In its answer, the Company requests damages for, among other damages, (u) Brown’s breaches of the CIC Agreement and the Settlement Agreement; (v) restitution of all amounts paid to Brown under the Settlement Agreement; (w) all costs and expenses in defending both Complaint and the Arbitration; (x) all consequential and incidental damages proximately caused by Brown’s breaches of the CIC Agreement and Settlement Agreement; (y) specific performance of Brown’s obligations under the CIC Agreement and the Settlement Agreement; and (z) disgorgement of all short-swing profits realized by Brown as required under the Exchange Act.

The Company believes there is no merit to the allegations asserted by Brown and intends to vigorously defend the actions, and vigorously pursue its counterclaims in Arbitration. Because these matters are in their preliminary stages, the Company is unable to predict their outcome or estimate a range of any reasonably possible loss or recovery, if any, and no assurance can be given that these matters will not have a material adverse effect on the Company's business, financial condition, or results of operations.

In addition to the Brown litigation, there are various pending employment related lawsuits and vendor contract disputes. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of the Company's management and other resources that would otherwise be engaged in other activities. If the Company was unable to prevail in any such legal proceedings, the Company's business, results of operations, liquidity, and financial condition could be adversely affected.

Item 1A.	Risk Factors

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

Our credit facility requires that substantially all of our accounts receivable collections be paid directly to our lender, which restricts our access to cash generated by our operations and could adversely affect our liquidity.

Under the terms of our credit facility, substantially all collections of our accounts receivable are deposited into accounts controlled by our lender and applied to reduce our outstanding borrowings. As a result, we generally do not have direct access to the cash our operations generate. To fund working capital, payroll, payments to vendors, capital expenditures and other obligations, we must rely on our continued ability to reborrow under the facility. Our ability to reborrow depends on, among other things, the amount available under our borrowing base, which our lender may reduce in its discretion through eligibility criteria, reserves or other adjustments. It also depends on our continued compliance with the covenants and other conditions of the facility. If availability under the facility is reduced, if we fail to satisfy the conditions to borrowing, or if an event of default occurs, our lender could restrict or stop further advances while continuing to apply our collections to the outstanding balance. In that event, we would not have sufficient cash to meet our obligations as they come due, and we may be unable to obtain alternative financing on acceptable terms, or at all. Any of these events would have a material adverse effect on our business, financial condition, results of operations and liquidity, and such effect would be material.

We are subject to a shareholder derivative lawsuit that could result in substantial costs and a diversion of management's attention and resources.

During the fiscal quarter covered by this Quarterly Report, a purported shareholder derivative action was filed against certain of our current and former directors and officers, naming the Company as a nominal defendant, alleging breach of fiduciary duty, unjust enrichment, and requests for declaratory and equitable relief relating to allegedly void or voidable Board actions. For additional information regarding this matter, see Part II, Item 1, "Legal Proceedings" and Note 4 -Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report. We intend to defend the action vigorously, but litigation of this nature is inherently uncertain, and we cannot predict its outcome at this stage. Regardless of the outcome, the litigation could result in substantial costs to us, including costs associated with indemnification obligations to current and former directors and officers, and could divert the attention and resources of our management and board of directors from the operation of our business. Derivative litigation of this kind may also lead to reputational harm, increased scrutiny of our corporate governance practices and public disclosures, and volatility in the trading price of our common stock. In addition, our directors' and officers' liability insurance may not be sufficient to cover the costs of defending or resolving this matter, and any amounts we are required to pay in excess of available insurance coverage, or any adverse outcome not covered by insurance, could have a material adverse effect on our business, financial condition, and results of operations. Even if we are ultimately successful in defending against this lawsuit, the process of doing so may be costly and time-consuming and may adversely affect our reputation and relationships with customers, shareholders, employees, and other stakeholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Date: November 13, 2026	SPAR Group, Inc., Registrant

By: /s/ Steven Hennen
Steven Hennen Chief Financial Officer, Treasurer and Secretary